Form 10-Q
period 1996-03-31
ST FRANCIS CAPITAL CORP
filed 1996-05-15
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996

                         Commission File Number 0-21298

                        ST. FRANCIS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)



       WISCONSIN                                                 39-1747461
- - ----------------------------------------                    -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


3545 SOUTH KINNICKINNIC AVENUE
MILWAUKEE, WISCONSIN                                             53235-3700
- - ----------------------------------------                    -------------------
(Address of principal executive offices)                     (Zip Code)

                               (414) 744-8600
                  ----------------------------------------
                        (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              (1)   Yes  x    No
                                        ---      ---
                              (2)   Yes  x    No
                                        ---      ---



     The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 5,801,699 at April 30, 1996.




                               Page 1 of 25 pages

                       ST. FRANCIS CAPITAL CORPORATION

                                  CONTENTS


                                                                      PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Statements of Financial Condition                  3

         Consolidated Statements of Income                               4

         Consolidated Statements of Shareholders' Equity                 5

         Consolidated Statements of Cash Flows                           6

         Notes to Consolidated Financial Statements                      8


ITEM 2.  Management's Discussion and Analysis                            14


PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings                                                 24

ITEM 2.Changes In Securities                                             24

ITEM 3.Defaults Upon Senior Securities                                   24

ITEM 4.Submission of Matters to a Vote of Security Holders               24

ITEM 5.Other Information                                                 24

ITEM 6.Exhibits and Reports on Form 8-K                                  25


SIGNATURES                                                               26

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                                                                            March 31,          September 30,
                                                                                              1996                   1995
                                                                                           ------------        -------------
                                                                                                       (In thousands)
ASSETS
Cash and cash equivalents                                                                  $     32,148         $     20,780
Trading account securities, at market                                                                 -                3,000
Assets available for sale, at market value:
  Investment securities                                                                          47,113                4,142
  Mortgage-backed and related securities                                                        516,415              360,077
Mortgage loans held for sale, at lower of cost or market                                          6,977                1,138
Investment securities held to maturity (estimated market values
  of $3,224 and $49,574, respectively)                                                            3,156               49,928
Mortgage-backed and related securities held to maturity (estimated
  market values of $69,671 and $155,896, respectively)                                           71,695              157,495
Federal Home Loan Bank stock, at cost                                                            17,268               17,440
Loans receivable, net                                                                           539,073              513,308
Accrued interest receivable                                                                       7,572                7,012
Foreclosed properties, net                                                                            -                5,833
Real estate held for investment                                                                  27,811               24,264
Premises and equipment, net                                                                      12,863               10,892
Other assets                                                                                     13,489               13,906
                                                                                           ------------         ------------
Total assets                                                                               $  1,295,580         $  1,189,215
                                                                                           ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                                   $    806,398         $    688,348
Advances and other borrowings                                                                   342,017              345,681
Advances from borrowers for taxes and insurance                                                   3,663               10,879
Accrued interest payable and other liabilities                                                    8,340                9,079
                                                                                           ------------         ------------
Total liabilities                                                                             1,160,418            1,053,987
                                                                                           ------------         ------------

Commitments and contingencies                                                                         -                    -
Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
  None issued or outstanding                                                                          -                    -
Common stock $.01 par value:  Authorized 12,000,000 shares;
  Issued, 7,289,620 shares;
  Outstanding, 5,856,699 and 6,078,799 shares, respectively                                          73                   73
Additional paid-in-capital                                                                       72,081               71,819
Unrealized loss on securities available for sale                                                   (95)                2,332
Unearned ESOP compensation                                                                      (3,680)              (3,996)
Unearned restricted stock                                                                         (234)                (701)
Treasury stock at cost (1,432,921 and 1,210,821 shares, respectively)                          (25,636)             (20,142)
Retained earnings, substantially restricted                                                      92,653               85,843
                                                                                           ------------         ------------
Total shareholders' equity                                                                      135,162              135,228
                                                                                           ------------         ------------
Total liabilities and shareholders' equity                                                 $  1,295,580         $  1,189,215
                                                                                           ============         ============



          See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income


                                                                         Six Months Ended                  Three Months Ended
                                                                             March 31,                          March 31,
                                                                    ---------------------------        --------------------------
                                                                       1996             1995              1996            1995
                                                                     ---------        ---------        ---------        ---------
                                                                                 (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
   Loans                                                             $  22,840        $  19,816        $  11,523        $  10,409
   Mortgage-backed and related securities                               19,035           17,913           10,028            9,399
   Investment securities                                                 1,567            1,059              744              640
   Federal funds sold and overnight deposits                               564              407              283              308
   Federal Home Loan Bank stock                                            618              547              321              279
   Trading account securities                                                3              389                -              198
                                                                     ---------        ---------        ---------        ---------
Total interest and dividend income                                      44,627           40,131           22,899           21,233
                                                                     ---------        ---------        ---------        ---------

INTEREST EXPENSE:
   Deposits                                                             17,777           13,965            9,376            7,617
   Advances and other borrowings                                         9,309            9,665            4,523            5,242
                                                                     ---------        ---------        ---------        ---------
Total interest expense                                                  27,086           23,630           13,899           12,859
                                                                     ---------        ---------        ---------        ---------
Net interest income before provision for loan losses                    17,541           16,501            9,000            8,374
Provision for loan losses                                                  144              120               78               60
                                                                     ---------        ---------        ---------        ---------
Net interest income                                                     17,397           16,381            8,922            8,314
                                                                     ---------        ---------        ---------        ---------
OTHER OPERATING INCOME (EXPENSE), NET:
   Loan servicing and loan related fees                                    623              593              223              282
   Depository fees and service charges                                     685              630              330              314
   Trading securities gains and commitment fees, net                       109               88             (19)              259
   Gain (loss) on investments and mortgage-backed
      and related securities, net                                        3,277              187            1,678              265
   Gain on mortgage loans held for sale, net                               658              119              437               49
   Insurance and annuity commissions                                       165              144              102               40
   Gain (loss) on foreclosed properties                                    872              (2)              740                -
   Income from affordable housing                                          919              602              486              381
   Other income                                                            320              256              192              196
                                                                     ---------        ---------        ---------        ---------
Total other operating income, net                                        7,628            2,617            4,169            1,786
                                                                     ---------        ---------        ---------        ---------
GENERAL AND ADMINISTRATIVE EXPENSES:
   Compensation and employee benefits                                    6,353            5,527            3,349            2,762
   Office building, including depreciation                               1,005              847              526              466
   Furniture and equipment, including depreciation                         853              709              453              357
   Federal deposit insurance premiums                                      689              804              358              481
   Affordable housing expenses                                           1,080              545              580              290
   Other general and administrative expenses                             3,109            2,586            1,726            1,227
                                                                     ---------        ---------        ---------        ---------
Total general and administrative expenses                               13,089           11,018            6,992            5,583
                                                                     ---------        ---------        ---------        ---------
Income before income tax expense                                        11,936            7,980            6,099            4,517
Income tax expense                                                       3,585            2,719            1,823            1,541
                                                                     ---------        ---------        ---------        ---------
Net income                                                           $   8,351        $   5,261        $   4,276        $   2,976
                                                                     =========        =========        =========        =========
Earnings per share                                                   $    1.41        $    0.87        $    0.73        $    0.49
                                                                     =========        =========        =========        =========



          See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders'Equity



                                                                                               Unrealized
                                                                                               Losses on
                                                    Shares of                    Additional    Securities         Unearned
                                                    Common            Common     Paid-In       Available           ESOP
                                                    Stock             Stock      Capital       For Sale        Compensation
                                                 ------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Six months ended March 31, 1995
- - -------------------------------
Balance at September 30, 1994                       6,435,277          $   73    $ 71,425     $  (2,733)         $  (4,366)
Net income                                                  -               -           -              -                  -
Purchase of treasury stock                          (182,448)               -           -              -                  -
Exercise of stock options                               7,124               -           -              -                  -
Amortization of unearned compensation                                       -         246              -                178
Unrealized gain on securities available
  for sale, net of tax                                      -               -           -          1,050                  -
                                                  -----------          ------    --------     ----------         ----------
Balance at March 31, 1995                           6,259,953          $   73    $ 71,671        (1,683)         $  (4,188)
                                                  ===========          ======    ========     ==========         ==========


Six months ended March 31, 1996
- - -------------------------------
Balance at September 30, 1995                       6,078,799          $   73    $ 71,819     $    2,332         $  (3,996)
Net income                                                  -               -           -              -                  -
Cash dividend - $0.20 per share                             -               -           -              -                  -
Purchase of treasury stock                          (222,100)               -           -              -                  -
Stock option payment                                        -               -           -              -                  -
Amortization of unearned compensation                       -               -         262              -                316
Unrealized loss on securities available
  for sale, net of tax                                      -               -           -        (2,427)                  -
                                                  -----------          ------    --------     ----------         ----------
Balance at March 31, 1996                           5,856,699           $  73    $ 72,081     $     (95)         $  (3,680)
                                                  ===========          ======    ========     ==========         ==========



                                                   Unearned
                                                   Restricted          Treasury       Retained
                                                   Stock               Stock          Earnings       Total
                                                   ----------------------------------------------------------
                                                                    (Dollars in thousands)
Six months ended March 31, 1995
- - -------------------------------
Balance at September 30, 1994                      $  (1,636)          $(13,333)      $  73,271      $ 122,701
Net income                                                  -                  -          5,261          5,261
Purchase of treasury stock                                  -            (3,224)              -        (3,224)
Exercise of stock options                                   -                114           (71)             43
Amortization of unearned compensation                     468                  -              -            892
Unrealized gain on securities available
  for sale, net of tax                                      -                  -              -          1,050
                                                   ----------          ---------      ---------      ---------
Balance at March 31, 1995                          $  (1,168)          $(16,443)      $  78,461      $ 126,723
                                                   ==========          =========      =========      =========


Six months ended March 31, 1996
- - -------------------------------
Balance at September 30, 1995                      $    (701)          $(20,142)      $  85,843      $ 135,228
Net income                                                  -                  -          8,351          8,351
Cash dividend - $0.20 per share                             -                  -        (1,123)        (1,123)
Purchase of treasury stock                                  -            (5,494)              -        (5,494)
Stock option payment                                        -                  -          (418)          (418)
Amortization of unearned compensation                     467                  -              -          1,045
Unrealized loss on securities available
  for sale, net of tax                                      -                  -              -        (2,427)
                                                   ----------          ---------      ---------      ---------
Balance at March 31, 1996                          $    (234)          $(25,636)      $  92,653      $ 135,162
                                                   ==========          =========      =========      =========



          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow

                                                                        Six Months Ended
                                                                           March 31,
                                                                    --------------------------
                                                                       1996            1995
                                                                     ----------      ----------
                                                                          (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $   8,351       $   5,261
Adjustments to reconcile net income to net cash used in
operating activities:
     Provision for loan losses                                           144             120
     Depreciation, accretion and amortization                            625             814
     Deferred income taxes                                              (595)           (887)
     Gain on investments, mortgage-backed
     and related securities and trading
     account securities, net                                          (3,387)           (275)
     Gains on the sales of mortgage loans held for sale, net            (658)           (119)
     Stock-based compensation expense                                  1,045             892
     (Increase) decrease in loans held for sale                        3,798          (3,898)
     Decrease in trading account securities, net                       3,000           1,913
     Other, net                                                        9,539          (2,374)
                                                                     ---------       ---------
Total adjustments                                                     13,511          (3,814)
                                                                     ---------       ---------
Net cash provided by operating activities                             21,862           1,447
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of securities                           25,527           9,000
     Purchases of securities                                         (18,535)        (25,086)
     Purchases of mortgage-backed and related securities              (1,000)         (8,796)
     Principal repayments on mortgage-backed
       and related securities                                          5,310           5,021
     Purchases of mortgage-backed and related
       securities available for sale                                (215,109)        (55,046)
     Proceeds from sales of mortgage-backed and related securities
       available for sale                                            106,195          17,637
     Principal repayments on mortgage-backed and related securities
       available for sale                                             31,591           8,838
     Purchase of securities available for sale                       (22,424)              -
     Proceeds from sales of securities available for sale             18,969             397
     Purchases of Federal Home Loan Bank stock                          (264)         (1,000)
     Redemption of Federal Home Loan Bank stock                          436               -
     Purchase of loans                                               (29,086)        (28,434)
     Increase in loans, net of loans held for sale                    (6,830)        (56,316)
     Increase in real estate held for investment                      (3,547)         (3,312)
     Purchases of premises and equipment, net                         (2,703)         (2,283)
                                                                     --------       ---------
Net cash used in investing activities                               (111,470)       (139,380)
                                                                     ========       =========



          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flow, cont.

                                                                        Six Months Ended
                                                                            March 31,
                                                                        ----------------
                                                                        1996         1995
                                                                         (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                  118,050     127,560
  Proceeds from advances and other borrowings                           10,869     116,294
  Repayments on advances and other borrowings                          (14,533)    (80,829)
  Decrease in advances from borrowers for taxes and insurance           (7,216)     (6,220)
  Dividends paid                                                        (1,123)          -
  Stock option transactions                                                423          43
  Purchase of treasury stock                                            (5,494)     (3,224)
                                                                      --------      -------
Net cash provided by financing activities                              100,976     153,624
                                                                      --------     -------
Increase in cash and cash equivalents                                   11,368      15,691
Cash and cash equivalents:
  Beginning of period                                                   20,780      15,951
                                                                      --------     -------
  End of period                                                       $ 32,148     $31,642
                                                                      ========     =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                          $ 27,078     $21,783
    Income taxes                                                         3,089       3,666
Supplemental schedule of noncash investing and financing activities -
  The following summarizes significant noncash investing
    and financing activities:
  Mortgage loans secured as mortgage-backed securities                       -     $ 7,048
  Reclassification of mortgage-backed and related securities
    to assets available for sale                                      $121,720           -
  Transfer of mortgage loans to mortgage loans held
    for sale                                                            10,295           -


          See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 1996

(1)  Principles of Consolidation

     The consolidated financial statements include the accounts and balances of St. Francis Capital Corporation (the "Company"), St. Francis Bank, F.S.B. (the "Bank"), Bank Wisconsin and the Bank's wholly-owned subsidiaries.
     All significant intercompany accounts and transactions have been eliminated in consolidation.


     (2) Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month and six-month periods ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1996. The September 30, 1995 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and the auditors' report thereon was unqualified.

     Certain previously reported balances have been reclassified to conform with the 1996 presentation.


(3)  Commitments and Contingencies

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for the commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for instruments that are reflected in the consolidated financial statements.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued



     Financial instruments whose contract amounts represent credit risk are as follows:



                                                             Contractual or Notional Amount(s)
                                                                March 31,        September 30,
                                                                  1996               1995
                                                             ------------        ------------
                                                                      (In thousands)

Commitments to extend credit                                     $6,926             $4,474
Guarantees under IRB issues                                       4,200              4,200
Interest rate swap agreements                                    65,000             65,000
Commitments to:
  Purchase mortgage-backed securities                            15,831             13,700
  Sell mortgage-backed securities                                24,512                  -
Unused and open-ended lines of credit:
  Consumer                                                       97,573             89,061
  Commercial                                                     11,623              6,711
Open option contracts written:
  Short-put options                                                   -             13,000
  Short-call options                                                  -             16,000
Commitments to fund equity investments                           11,373             14,283

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.
     The Company generally extends credit on a secured basis. Collateral obtained consists primarily of real estate and other consumer or commercial assets.

     The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial revenue bond issue ("IRB"). The IRB is issued by a municipality to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. Appraised values of the real estate collateral exceed the amount of the guarantee.

     Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. While interest rate swaps on their own have market risk, these agreements were entered into as hedges of the interest rates on the Federal Home Loan Bank (the "FHLB") advances used to fund fixed rate securities purchases. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The agreements at March 31, 1996 consist of the following:

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued






Notional
 Amount                               Maturity       Fixed          Variable
 (000s)              Type               Date         Rate             Rate
- - -------------------------------------------------------------------------------
$10,000   Fixed Pay-Floating Receive    1996         4.43%            5.31%
 10,000   Fixed Pay-Floating Receive    1998         4.93             5.61
 10,000   Fixed Pay-Floating Receive    1998         5.04             5.68
 15,000   Fixed Pay-Floating Receive    1998         5.25             5.31
 10,000   Fixed Pay-Floating Receive    1998         5.23             5.25
 10,000   Fixed Pay-Floating Receive    1998         5.43             5.25

     The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. At March 31, 1996, the fair value of the interest rate swaps was approximately $623,000.

     Commitments to purchase and sell mortgage-backed securities are contracts which represent notional amounts to purchase and sell mortgage-backed securities at a future date and specified price. Such commitments generally have fixed settlement dates.

     The unused and open consumer lines of credit are conditional commitments issued by the Company for extensions of credit such as home equity, auto, credit card, or other similar consumer type financing. Furthermore, the unused and open commercial lines of credit are also conditional commitments issued by the Company for extensions of credit such as working capital, agricultural production, equipment or other similar commercial type financing. The credit risk involved in extending lines of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held for these commitments may include, but may not be limited to, real estate, investment securities, equipment, accounts receivable, inventory, and Company deposits.

     The open option contracts written represent the notional amounts to buy (short-put options) or sell (short-call options) mortgage-backed securities at a future date and specified price. The Company receives a premium/fee for option contracts written which gives the purchaser the right, but not the obligation to buy or sell mortgage-backed securities within a specified time period for a contracted price. The Company has been primarily utilizing these items to manage the interest rate and market value risk relating to mortgage-backed securities that result from the MBS loan swap program and mortgage loan pipeline.

     The commitments to fund equity investments represent amounts St. Francis Equity Properties ("SFEP"), a subsidiary of the Bank, is committed to invest in low-income housing projects, which would qualify for tax credits under the Internal Revenue Code (the "Code"). The Code provides a per state volume cap on the amounts of low-income housing tax credits that may be taken with respect to low-income housing projects in each state. SFEP is currently a limited partner in 18 projects and has committed to equity investments in an additional four projects within the state of Wisconsin. Additionally, the Bank has provided financing or committed to provide financing to eleven of the projects. However, the primary benefit to the Company on these projects is in the form of tax credits. At March 31, 1996, the Bank had loans outstanding to such projects of $16.6 million.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued





(4) Securities

     The Company's securities available for sale and held to maturity at March 31, 1996 were as follows:


                                                        SECURITIES AVAILABLE FOR SALE
                                             -----------------------------------------------------
                                                             Gross          Gross       Estimated
                                             Carrying      Unrealized     Unrealized      Market
                                              Value          Gains          Losses        Value
                                             ----------    ----------     ----------    ----------
                                                                (In thousands)
U.S. Treasury securities                       $  4,970      $     48              3      $  5,015
Other debt securities                            30,256           124            105        30,275
State and municipal obligations                  11,234             3            211        11,026
Marketable equity securities                        796            10              9           797
                                             ----------    ----------     ----------    ----------
Investment securities available for sale         47,256           185            328        47,113
Mortgage-backed and related securities          516,460         3,174          3,219       516,415
                                             ----------    ----------     ----------    ----------
Total securities available for sale            $563,716      $  3,359       $  3,547      $563,528
                                             ==========    ==========     ==========    ==========




                                                         SECURITIES HELD TO MATURITY
                                             -----------------------------------------------------
                                                             Gross          Gross       Estimated
                                             Carrying      Unrealized     Unrealized      Market
                                              Value          Gains          Losses        Value
                                             ----------    ----------     ----------    ----------
                                                                (In thousands)
Other debt securities                          $  1,967      $     34              -      $  2,001
State and municipal obligations                   1,189            34              -         1,223
                                             ----------    ----------     ----------    ----------
Investment securities held to maturity            3,156            68              -         3,224
Mortgage-backed and related securities           71,695           249          2,273        69,671
                                             ----------    ----------     ----------    ----------
Total securities held to maturity              $ 74,851      $    317       $  2,273      $ 72,895
                                             ==========    ==========     ==========    ==========

     Gross proceeds from the sale of securities available for sale during the six months ended March 31, 1996 totaled approximately $125.3 million. Gross realized gains and losses on the sale of securities available for sale during the six months ended March 31, 1996 totaled approximately $3.3 million and $24,000, respectively.

     As of December 31, 1995, the Company reclassified approximately $88.4 million of mortgage backed and related securities and $28.9 million of debt securities to available for sale from held to maturity. The reclassification had no effect on the income statement, while the effect on the statement of financial condition was to increase equity by approximately $470,000. The reclassification of securities was allowed by the Financial Accounting Standards Board as part of the Company's one-time reassessment of the appropriateness of its previous classification of such securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The reclassification will not call into question the intent of the Company to hold other debt securities to maturity in the future.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued




(5)  Per Share Data

     Earnings per share of common stock for the three-month and six-month periods ended March 31, 1996, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Book value per share of common stock at March 31, 1996 and September 30, 1995 have been determined by dividing total shareholders' equity by the number of shares of common stock and common stock equivalents considered outstanding at the respective dates. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Common shares outstanding have been reduced by the ESOP shares that have not been committed to be released.

     The computation of earnings per common share is as follows:


                                                                     Six months ended         Three months ended
                                                                        March 31,                 March 31,
                                                                 ------------------------   -----------------------
                                                                     1996          1995         1996         1995
                                                                 -----------   ----------   -----------  ----------
Weighted average common shares
   outstanding during the period                                   5,637,010    5,853,439    5,580,652    5,849,846
Incremental shares relating to dilutive stock
   options outstanding during the period                             289,834      195,126      297,910      205,303
                                                                  ----------   ----------    ---------    ---------
                                                                   5,926,844    6,048,565    5,878,562    6,055,149
                                                                  ==========   ==========    =========   ==========
Net income for the period                                         $8,351,000   $5,261,000   $4,276,000   $2,976,000

Net income per common share                                            $1.41        $0.87        $0.73        $0.49

     The computation of book value per common share is as follows:


                                                          March 31,         September 30,
                                                             1996                1995
                                                     -------------       -------------
Common shares outstanding at the end
  of the period                                          5,488,772           5,688,876
Incremental shares relating to dilutive stock
  options outstanding at the end of the period             300,555             277,889
                                                     -------------       -------------
                                                         5,789,327           5,966,765
                                                     =============       =============
Total shareholders' equity at the end of
  the period                                         $ 135,162,000       $ 135,228,000
Book value per common share                          $       23.35       $       22.66

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued



(6)  Acquisitions

     In November 1994, the Company completed the acquisition of the stock of Valley Bank East Central in Kewaskum, Wisconsin as well as the deposits and certain assets of the Hartford, Wisconsin branch of Valley Bank Milwaukee. The acquired bank offices are now operating as a commercial bank named Bank Wisconsin, and the acquisition was accounted for as a purchase. The related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition.

     The excess of cost over the fair value of tangible assets acquired is accounted for as goodwill and will be amortized over the estimated useful life of fifteen years using the straight-line method. Goodwill, net of accumulated amortization, totaled $6.1 million at March 31, 1996.

(7)  Changes in Accounting Policy

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS No. 122). Accordingly, the Company recognizes as separate assets (capitalized) the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or loan originations. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated expected future cash flows. Based upon current fair values, capitalized mortgage servicing rights are assessed periodically for impairment, which is recognized in the statement of income during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing its impairment evaluation, the Company stratifies its portfolio of capitalized mortgage servicing rights on the basis of certain risk characteristics.

     As a result of the adoption of SFAS No. 122, the Company recorded additional gains on sale of mortgage loans of $284,000 and $383,000 for the three and six month periods ended March 31, 1996, respectively, which represented the present value of originated mortgage servicing rights capitalized on loans sold with servicing retained. No valuation allowances for originated mortgage servicing rights were established as of March 31, 1996.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations


RECENT EVENTS

The deposits of thrift institutions such as the Bank are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Deposits of commercial banks such as Bank Wisconsin are insured under the Bank Insurance Fund ("BIF") of the FDIC. Insured institutions pay assessments to the applicable fund based on assessment rate schedules determined by the law and FDIC regulation. Although BIF and SAIF assessment rate schedules historically have been identical, under rules adopted by the FDIC on August 8, 1995, the assessment for SAIF members will continue to range from 0.23% to 0.31% per $100 of deposits, while the range of assessment rates for BIF members were reduced to 0.04% to 0.31% per $100 of deposits. On November 14, 1995 the FDIC again modified the assessment rate schedule for BIF member institutions, approving a schedule ranging from 0% to 0.27% of deposits. Based upon this adjustment, a majority of BIF members now qualify for free insurance (based on their capitalization and management) and pay only the $2,000 minimum annual premium. Bank Wisconsin benefits from these assessment rate reductions in deposit insurance premiums, while the Bank has been placed at a competitive disadvantage based on higher deposit insurance premium obligations.

Congress is currently evaluating various proposals and bills concerning the premium differential between the FDIC's BIF and SAIF funds and related matters. The current proposal calls for a one-time assessment of approximately 85 to 90 basis points per $100 of SAIF deposits as of March 31, 1995. Both funds would then, going forward, have the same, lower deposit premiums. If this should become law, the Bank would incur a one-time charge of approximately $3.2 million if the expense were to be tax deductible. FDIC premium expense would then be reduced in future periods. Proposals under consideration also address related issues, including (i) providing that certain bond obligations be borne by all depository institutions (rather than solely by the SAIF); (ii) the merger of the SAIF and BIF by January 1, 1998 (provided no FDIC-insured depository institution is a savings association on that date); and (iii) repealing the bad debt reserve accounting method currently available to thrift savings associations such as the Bank, with certain provisions for deferred recapture. Management is unable to predict when or whether any of the foregoing legislation will be enacted, the amount or applicable retroactive date of any one-time assessment, or the rates that might subsequently apply to assessable SAIF deposits; however, management anticipates that the Bank, after consideration of the one-time assessment, would continue to exceed all regulatory minimum capital levels. Further, management does not anticipate that any of the current legislative proposals, if enacted, would have a material impact on the Company's financial condition in future periods.

FINANCIAL CONDITION

The Company's total assets increased $106.3 million or 8.9% to $1.296 billion at March 31, 1996 from $1.189 billion at September 30, 1995. Loans receivable, including loans held for sale, increased $31.6 million. Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, increased $70.5 million. Funding the increase in assets was an increase in deposits of $118.0 million. The Company's ratio of shareholders' equity to total assets was 10.4% at March 31, 1996, compared to 11.4% at September 30, 1995. The Company's book value per share was $23.35 at March 31, 1996, compared to $22.66 at September 30, 1995.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued




Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, increased $70.5 million to $588.1 million at March 31, 1996 from $517.6 million at September 30, 1995. The increase was the result of the Company purchasing adjustable rate mortgage-backed securities and short- and medium-term REMIC securities. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of the lower level of interest rate risk and low credit risk in relation to the interest earned on such securities. However, repayments and sales of existing securities have partially offset the increases.

Loans receivable, including mortgage loans held for sale, increased $31.6 million to $546.0 million at March 31, 1996 from $514.4 million at September 30, 1995. The increase was due primarily to the increase in loans originated for retention in the Company's loan portfolio. The Company currently sells substantially all fixed rate mortgage loans and retains adjustable-rate loans for its portfolio. Additionally, the Company has increased its emphasis on consumer and interim financing products, which are primarily retained in the Company's loan portfolio. The loan originations were funded primarily by the increase in deposits and are consistent with the Company's efforts to build earning assets. For the six months ended March 31, 1996, the Company originated approximately $140.8 million in loans, as compared to $80.7 million for the same period in the prior year. Of the $140.8 million in loans originated, $69.7 million were in consumer and interim financing loans and $71.1 million were in first mortgage loans. The Company has continued to greatly expand its consumer lending activities. At March 31, 1996, the Company's consumer loan portfolio totaled $178.2 million, or 31.2% of the Company's gross loans receivable.

Deposits increased $118.0 million to $806.4 million at March 31, 1996 from $688.3 million at September 30, 1995. The Company has continued to offer new deposit products in an effort to attract new deposits and maintain current relationships with customers. Significant new deposit products offered which have contributed to the increase include a certificate of deposit with an interest rate tied to the prime rate and a certificate of deposit with a rate that adjusts every six months. Additionally, the Company continues to sell certificates of deposit through investment brokers. At March 31, 1996, the Company had approximately $99.9 million in brokered certificates compared with $38.0 million at September 30, 1995. The brokered deposits are generally of terms from three months to two years in maturity with interest rates that approximate the Company's retail certificate rates. Although the Company has experienced growth in its deposit liabilities during the six months ended March 31, 1996, there can be no assurance that this trend will continue in the future, nor can there be any assurance the Company will retain the deposits it now has. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

The Company has entered into interest rate swap agreements for some of the fixed-rate advances from the Federal Home Loan Bank, swapping the fixed rate for a variable rate (fixed pay, variable receive). Interest rate swaps outstanding at both March 31, 1996 and September 30, 1995 totaled $65.0 million. The swaps are designed to offset the changing interest payments of some of the Company's borrowings. The current fixed-pay, variable-receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. During the quarter ended March 31, 1996, the Company recorded a net reduction of interest expense of $255,000.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued





RESULTS OF OPERATIONS

NET INCOME. Net income for the six months ended March 31, 1996 was $8.4 million compared to $5.3 million for the six months ended March 31, 1995. Net income for the three months ended March 31, 1996 was $4.3 million compared to $3.0 million for the three months ended March 31, 1995. The increase for the six-month period was the result of a $1.0 million increase in net interest income and a $5.0 million increase in other income, partially offset by a $2.0 million increase in general and administrative expenses and an $866,000 increase in income tax expense. The increase for the three-month period was the result of a $626,000 increase in net interest income and a $2.4 million increase in other operating income, partially offset by a $1.4 million increase in general and administrative expenses and a $282,000 increase in income tax expense.

The following table shows the return on average assets and return on average equity ratios for each period:


                           Six months ended    Three months ended
                               March 31,            March 31,
                            ----------------   -------------------
                             1996      1995      1996       1995
                            ------   -------   -------    --------
Return on average assets    1.36%     0.94%      1.36%      1.03%
Return on average equity   12.09%     8.68%     12.49%      9.85%

NET INTEREST INCOME. Net interest income before provision for loans losses increased $1.0 million or 6.3% and $0.6 million or 7.5% for the six and three months ended March 31, 1996, respectively, compared to the same periods in the prior year. The net interest margin was 3.04% and 3.05% for the six months ended March 31, 1996 and 1995, respectively, and 3.05% and 3.01% for the three months ended March 31, 1996 and 1995, respectively.

Total interest income increased $4.5 million or 11.2% to $44.6 million for the six months ended March 31, 1996, compared to $40.1 million for the six months ended March 31, 1995, and increased $1.7 million or 7.8% to $22.9 million for the three months ended March 31, 1996, compared to $21.2 million for the three months ended March 31, 1995. The increase in interest income was primarily the result of increases in interest on loans and mortgage-backed and related securities. The increase in interest on loans was due to an increase in the average balance of loans to $529.3 million from $486.4 million for the six months ended March 31, 1996 and 1995, respectively, and an increase in the average yield to 8.63% from 8.17% for the same periods. The increase in net interest income on loans for the three months ended March 31, 1996 compared with the three months ended March 31, 1995 was the result of an increase in the average balance of loans to $534.6 million from $510.0 million and an increase in the average yield to 8.67% from 8.28%. The increase in the average balance of loans is consistent with the Company's efforts to emphasize mortgage and home equity lending. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $535.2 million from $520.4 million for the six months ended March 31, 1996 and 1995, respectively, and an increase in the average yield on such securities to 7.11% from 6.90% for the same periods. The increase in net interest income on mortgage-backed and related securities for the three months ended March 31, 1996 compared with the three months ended March 31, 1995 was primarily the result of an increase in the average balance of securities to $563.1 million from $529.2 million. The Company has

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued


purchased significant amounts of adjustable rate and short- and medium-term securities during the past year as part of its efforts to increase earning assets and to reposition its available for sale mortgage-backed and related securities portfolio by selling significant amounts of securities and replacing them with securities with more favorable interest rate and maturity positions.

Total interest expense increased $3.4 million or 14.6% to $27.1 million for the six months ended March 31, 1996, compared to $23.7 million for the six months ended March 31, 1995. For the three months ended March 31, 1996, total interest expense increased $1.0 million, or 8.1%, to $13.9 million compared to $12.9 million for the three months ended March 31, 1995. The increase in interest expense was the result of increases in the average balances and costs on deposits. The average balances of deposits were $714.5 million and $755.2 million for the six and three months ended March 31, 1996, respectively, as compared to $635.6 million and $678.8 million for the same periods in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products and the use of brokers to sell certificates of deposit. The average cost of deposits increased to 4.98% and 4.99% for the six and three months ended March 31, 1996, respectively, from 4.41% and 4.55% for the same periods in the prior year. Deposit rates paid by the Company reflected the general increase in market rates of interest, not the effect of more brokered C/Ds. The average balance of advances and other borrowings were $334.5 million and $333.0 million for the six and three months ended March 31, 1996, respectively, as compared to $341.8 million and $356.2 million for the same periods in the prior year. The average cost of advances and other borrowings decreased to 5.56% and 5.46% for the six and three months ended March 31, 1996, respectively, from 5.66% and 5.96% for the same periods in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the six- and three-month periods ended March 31, 1996 and 1995, respectively.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued

                                                                              SIX MONTHS ENDED MARCH 31,
                                                        -------------------------------------------------------------------------
                                                                       1996                                    1995
                                                        -------------------------------------------------------------------------
                                                                              AVERAGE                                    AVERAGE
                                                        AVERAGE                YIELD/            AVERAGE                 YIELD/
                                                        BALANCE      INTEREST   COST             BALANCE      INTEREST    COST
                                                       -----------------------------------   ------------------------------------
                                                                                 (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits                $20,633        $564    5.47 %             $16,012        $407    5.10 %
Trading account securities                                    82           3    7.32                12,901         389    6.05
Investment securities                                     52,152       1,567    6.01                33,521       1,059    6.34
Mortgage-backed and related securities                   535,240      19,035    7.11               520,365      17,913    6.90
Loans:
  First mortgage                                         343,145      13,935    8.12               348,906      13,590    7.81
  Home equity                                             80,155       3,964    9.89                72,597       3,404    9.40
  Consumer                                                88,464       4,133    9.34                57,554       2,521    8.78
  Commercial and agricultural                             17,581         808    9.19                 7,365         301    8.20
                                                      ----------------------                     ---------------------
    Total loans                                          529,345      22,840    8.63               486,422      19,816    8.17
Federal Home Loan Bank stock                              17,554         618    7.04                16,763         547    6.54
                                                      ----------------------                     ---------------------
    Total earning assets                               1,155,006      44,627    7.73             1,085,984      40,131    7.41
                                                                    --------                                    ------
Valuation allowances                                      (1,188)                                  (11,773)

Cash and due from banks                                   13,829                                    14,440
Other assets                                              62,796                                    39,360
                                                     -----------                                 ---------
    Total assets                                      $1,230,443                                $1,128,011
                                                     ===========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                           $41,318         315    1.52               $39,882         273    1.37
  Money market demand accounts                           131,690       3,095    4.70               108,691       2,161    3.99
  Passbook                                                86,360       1,227    2.84                96,826       1,311    2.72
  Certificates of deposit                                455,154      13,140    5.77               390,165      10,220    5.25
                                                      ----------------------                     ---------------------
    Total interest-bearing deposits                      714,522      17,777    4.98               635,564      13,965    4.41
Advances and other borrowings                            334,509       9,292    5.56               341,787       9,645    5.66
Advances from borrowers for taxes and insurance            5,383          17    0.63                 5,307          20    0.76
                                                      ----------------------                     ---------------------
Total interest-bearing liabilities                     1,054,414      27,086    5.14               982,658      23,630    4.82
Non interest-bearing deposits                             25,627                                    16,514
Other liabilities                                         12,273                                     7,348
Shareholders' equity                                     138,129                                   121,491
                                                      ----------                                ----------
Total liabilities and shareholders' equity            $1,230,443                                $1,128,011
                                                      ==========                                ==========
Net interest income                                                  $17,541                                   $16,501
                                                                     =======                                   =======
Net yield on interest-earning assets                                            3.04                                      3.05
Interest rate spread                                                            2.59                                      2.59
Ratio of earning assets to interest-bearing liabilities
                                                                              109.54                                    110.51

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------------------------------------------------
                                                                         1996                                  1995
                                                            ---------------------------------------------------------------------
                                                                                 AVERAGE                                 AVERAGE
                                                            AVERAGE               YIELD/            AVERAGE               YIELD/
                                                            BALANCE    INTEREST    COST             BALANCE    INTEREST   COST
                                                            ---------------------------------   ---------------------------------
                                                                                 (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits                   $21,470        $283    5.30 %           $21,494       $308    5.81 %
Trading account securities                                        -           -       -              12,603        198    6.37
Investment securities                                        49,405         744    6.06              37,488        640    6.92
Mortgage-backed and related securities                      563,106      10,028    7.16             529,194      9,399    7.20
Loans:
  First mortgage                                            341,644       6,932    8.16             359,182      6,980    7.88
  Home equity                                                79,783       1,931    9.73              77,319      1,786    9.37
  Consumer                                                   93,770       2.227    9.55              64,665      1,461    9.16
  Commercial and agricultural                                19,381         433    8.99               8,797        182    8.39
                                                         ----------------------                  ---------------------
    Total loans                                             534,578      11,523    8.67             509,963     10,409    8.28
Federal Home Loan Bank stock                                 17,631         321    7.32              17,165        279    6.59
                                                         ----------------------                  ---------------------
    Total earning assets                                  1,186,190      22,899    7.76           1,127,907     21,233    7.63
                                                                         -----                                  ------
Valuation allowances                                         (1,463)                                (11,280)
Cash and due from banks                                      14,111                                  17,643
Other assets                                                 61,703                                  42,887
                                                         ----------                              ----------
    Total assets                                         $1,260,541                              $1,177,157
                                                         ==========                              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                              $41,163         155    1.51             $48,949        155    1.28
  Money market demand accounts                              139,591       1,607    4.63             113,972      1,191    4.24
  Passbook                                                   83,400         588    2.84              95,825        691    2.92
  Certificates of deposit                                   491,095       7,026    5.75             420,047      5,580    5.39
                                                         ----------------------                  ---------------------
    Total interest-bearing deposits                         755,249       9,376    4.99             678,793      7,617    4.55
Advances and other borrowings                               333,082       4,520    5.46             356,209      5,238    5.96
Advances from borrowers for taxes and insurance               2,276           3    0.53               2,466          4    0.66
                                                         ----------------------                  ---------------------
Total interest-bearing liabilities                        1,090,607      13,899    5.13           1,037,468     12,859    5.03
Non interest-bearing deposits                                23,763                                  10,332
Other liabilities                                             8,444                                   6,802
Shareholders' equity                                        137,727                                 122,555
                                                         ----------
Total liabilities and shareholders' equity               $1,260,541                              $1,177,157
                                                         ==========                              ==========
Net interest income                                                      $9,000                                 $8,374
                                                                         ======                                 ======
Net yield on interest-earning assets                                               3.05                                   3.01
Interest rate spread                                                               2.64                                   2.61
Ratio of earning assets to interest-bearing liabilities
                                                                                 108.76                                 108.72

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued

PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:

                                           Six months ended            Three months ended
                                              March 31,                    March 31,
                                          -------------------        --------------------
                                          1996          1995          1996          1995
                                         ------        ------        ------        ------
                                                           (Dollars in thousands)
Beginning balance                        $4,076        $3,435        $4,132        $4,176
Provision for loan losses                   144           120            78            60
Net charge-offs                             (16)         (232)           (6)         (219)
Acquired bank's allowance                     -           694             -             -
                                         ------        ------        ------        ------
Ending balance                           $4,204        $4,017        $4,204        $4,017
                                         ======        ======        ======        ======
Ratio of allowance for loan losses to
   gross loans receivable at the end
   of the period                           0.74%         0.75%         0.74%         0.75%
Ratio of allowance for loan losses to
   total non-performing loans at the
   end of the period                    1053.63%        65.91%      1053.63%        65.91%
Ratio of net charge-offs to average
   gross loans (annualized)                0.00%         0.10%         0.00%         0.17%

Management believes that the allowance for loan losses is adequate as of March 31, 1996, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors.

OTHER OPERATING INCOME. Other operating income increased by $5.0 million and $2.4 million for the six and three months ended March 31, 1996, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:




                                            Six months ended           Three months ended
                                               March 31,                    March 31,
                                         ---------------------         -----------------
                                         1996            1995           1996       1995
                                         ------         ------         ------     ------
                                                      (Dollars in thousands)
Other operating income                  $7,628          $2,617         $4,169     $1,786
Percent of average assets (annualized)    1.24%           0.47%          1.33%      0.62%


The increases were due primarily to increases in gains on investments and mortgage-backed and related securities, gains on sales of mortgage loans, gain on foreclosed properties and increases in other income. Gains on investments and mortgage-backed and related securities increased $3.1 million to $3.3 million, and $1.4 million to $1.7 million, for the six and three months ended March 31, 1996, respectively, compared to gains of $187,000 and $265,000 for the same periods in the prior year. The gains recognized were primarily due to the Company's aforementioned repositioning of its existing leverage portfolio. The Company sold securities from the leverage portfolio and replaced them with similar securities with more favorable interest rate and maturity characteristics. Security sales and the amount of gain or loss recognized is subject to many factors including but not limited to: 1) the level of and change in interest

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



rates, 2) supply and demand factors related to specific securities, 3) availability of acceptable investment alternatives and 4) the current status of various risk factors within the company's portfolio, particularly interest rate risk. Gains on sales of mortgage loans increased to $658,000 and $437,000, for the six and three months ended March 31, 1996, respectively, compared to gains of $119,000 and $49,000 for the same periods in the prior year. The gains recognized were primarily the result of a more favorable interest rate environment which led to increased loan originations. Mortgage loan originations were $69.5 million and $47.4 million for the six months and three months ended March 31, 1996 compared with $36.2 million and $15.1 million for the six and three months ended March 31, 1995. Mortgage loan sales were $34.8 million and $25.4 million for the six and three months ended March 31, 1996 compared with $10.7 million and $2.7 million for the six and three months ended March 31, 1995. Gains on foreclosed properties increased to $872,000 and $740,000, for the six and three months ended March 31, 1996, respectively, compared to a loss of $2,000 and $0 for the same periods in the prior year.
The gains were the result of the sale of one foreclosed property which had a carrying value of $5.8 million. The gain on sale of this property was $684,000. The increase in other income was due primarily to the operations of the Company's affordable housing subsidiary, which had increases in income (which represents primarily rental income) of $317,000 and $105,000 for the six and three months ended March 31, 1996, as compared to the same periods in the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $2.1 million or 18.8% and $1.4 million or 25.2% for the six and three months ended March 31, 1996, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                               Six months ended            Three months ended
                                                  March 31,                    March 31,
                                           -----------------------       ----------------------
                                             1996           1995           1996          1995
                                           --------        -------       -------        -------
                                                          (Dollars in thousands)
General and administrative expenses        $13,089        $11,018         $6,992        $5,583
Percent of average assets (annualized)        2.13%          1.96%         2.23%         1.92%

The increases are due primarily to the inclusion of the general and administrative expenses of Bank Wisconsin, acquired in November 1994, and the expenses related to the operation of the Company's affordable housing subsidiary. The affordable housing subsidiary showed increases in operating expenses of $535,000 and $290,000 for the six and three months ended March 31, 1996, as compared to the same periods in the prior year.

INCOME TAX EXPENSE. Income tax expense increased $866,000 to $3.6 million for the six months ended March 31, 1996, compared to the same period in the prior year. The effective tax rate for the six months ended March 31, 1996 was 30.0%, as compared to 34.1% for the six months ended March 31, 1995. The decrease in effective rates reflects the effect of the tax credits earned by the Company's affordable housing subsidiary.

ASSET QUALITY

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued




Total non-performing assets were $399,000 or 0.03% of total assets at March 31, 1996, compared to $6.1 million or 0.52% of total assets at September 30, 1995. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure. Non-performing assets are summarized as follows:


                                              March 31,    September 30,
                                                1996           1995
                                             ------------  ---------------
                                                 (Dollars in thousands)
Non-performing loans                         $   399        $    296
Foreclosed properties                              -           5,833
                                             -------        --------
Non-performing assets                        $   399        $  6,129

Non-performing loans to gross loans             0.07%           0.06%
Non-performing assets to gross assets           0.03%           0.52%

The decrease in non-performing assets is due to a cash sale of a $5.8 million foreclosed property during the quarter resulting in a $684,000 gain included in other operating income.

There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.


ASSET/LIABILITY MANAGEMENT

Asset and liability management is an ongoing process of managing asset and liability maturities to control the interest rate risk of the Company. Management controls this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate, single-family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities,
(3) invest in adjustable-rate, single-family mortgage loans, and (4) encourage medium- and long-term certificates of deposit. Although management believes that its asset/liability management strategies have reduced the potential effects of changes in interest rates on its operations, increases in interest rates may adversely affect the Company's results of operations because interest-bearing liabilities will reprice more quickly than interest-earning assets.

At March 31, 1996, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 10.29% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of March 31, 1996 was a negative 8.49% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



The following table summarizes the Company's gap position as of March 31, 1996.




                                                                         More than      More than
                                            Within        Four to         One Year       Three
                                            Three         Twelve          to Three      Years to      Over Five
                                            Months        Months           Years       Five Years       Years            Total
                                        -----------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
    Fixed                                $ 23,936      $  21,207         $ 29,837       $ 16,399       $ 67,532       $  158,911
    Variable                               32,151         42,320          114,520         11,611          8,118          208,720
Consumer loans (2)                         84,007         36,002           14,729         13,268         23,436          171,442
Mortgage-backed and related securities      5,255          8,999           27,300         20,825          9,316           71,695
Assets available for sale:
    Mortgage loans                          6,977              -                -              -              -            6,977
    Fixed rate mortgage related             8,413         27,612           22,321         24,116         50,509          132,971
    Variable rate mortgage related        312,764         70,680                -              -              -          383,444
    Other                                  18,993          7,973            9,572          3,992          6,583           47,113
Trading account securities                      0              -                -              -              -                0
Investment securities and other assets     32,148          3,156                -              -              -           35,304
                                         --------      ---------         --------       --------       --------       ----------
    Total                                $524,644      $ 217,949         $218,279       $ 90,211       $165,494       $1,216,577
                                         ========      =========         ========       ========       ========       ==========
INTEREST-BEARING LIABILITIES:
Deposits: (3)
    NOW accounts                         $  4,587      $  10,702         $ 15,701       $  6,231       $  4,101       $   41,322
    Passbook savings accounts               7,597         17,725           30,135         14,765         14,186           84,408
    Money market deposit accounts          42,293         98,684            9,034            398             19          150,428
    Certificates of deposit               224,779        197,537           70,079         10,453              -          502,848
Borrowings (4)                            216,944         55,000           70,009             64              -          342,017
                                         --------      ---------         --------       --------       --------       ----------
    Total                                $496,200      $ 379,648         $194,958       $ 31,911       $ 18,306       $1,121,023
                                         ========      =========         ========       ========       ========       ==========


Excess (deficiency) of interest-earning
assets over interest-bearing liabilities $ 28,444      $(161,699)        $ 23,321       $ 58,300       $147,188       $   95,554
                                         ========      =========         ========       ========       ========       ==========

Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities                        28,444       (133,255)        (109,934)       (51,634)        95,554
                                         ========      =========         ========       ========       ========
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
assets                                       2.20%        -10.29%           -8.49%         -3.99%          7.38%
                                         ========      =========         ========       ========       ========

(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics, modified for forecasted statistics using the Public Securities Association model of prepayments. For fixed rate mortgage loans and mortgage-backed and related securities, annual prepayment rates ranging from 8% to 30%, based on the loan coupon rate, were used.

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $24.8 million at March 31, 1996.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $227.8 million or 17.6% of total assets.

(4) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due. The effect of interest rate swap agreements are included in the balances. The effect of the interest rate swap agreements are to decrease borrowings set to mature or reprice within three months by $65.0 million, increase borrowings set to mature or reprice in more than four months to twelve months by $10.0 million and increase borrowings set to mature or reprice in more than one year to three years by $55.0 million.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



Assumptions regarding the withdrawal and prepayment are based on historical experience, and management believes such assumptions reasonable, although the actual withdrawal and repayment of assets and liabilities may vary substantially. Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on other types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the data in the table.


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $32.2 million and $20.8 million as of March 31, 1996 and September 30, 1995, respectively.

The Company's primary sources of funds are deposits, including brokered certificates, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At March 31, 1996, the Bank's additional available borrowing capacity from the FHLB was approximately $77.0 million.

Under federal and state laws and regulations, the Company and its wholly-owned subsidiaries are required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of shareholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As of March 31, 1996, the capital of the Company and each of its wholly-owned subsidiaries, exceeded all capital requirements of the Federal Reserve, the Office of Thrift Supervision and the State of Wisconsin as mandated by federal and state law and regulations.

                         PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        Neither the Registrant nor the Bank is involved in any pending legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant and the Bank.


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Annual Meeting of Shareholders was held on January 24, 1996. Only shareholders of record at the close of business on December 1, 1995 (the "Voting Record Date") were entitled to vote at the annual meeting. On the Voting Record Date, there were 6,112,976 shares of Common Stock outstanding, and 5,459,589 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the matters voted upon at the meeting.


                                              NUMBER OF VOTES
                                -------------------------------------------
                                                                   BROKER
                                   FOR     WITHHELD  ABSTENTIONS  NON-VOTES
                                   ---     --------  -----------  ---------
NOMINEE FOR DIRECTOR FOR ONE-
YEAR TERM EXPIRING IN 1997
  James C. Hazzard              5,432,815         -       16,774    248,025
NOMINEES FOR DIRECTOR FOR
THREE-YEAR TERM EXPIRING IN
1999
  Rudolph T. Hoppe              5,415,563         -       33,926    248,025
  Thomas R. Perz                5,418,270         -       31,319    248,025
  David J. Drury                5,424,915         -       24,674    248,025
RATIFICATION OF APPOINTMENT OF
KPMG PEAT MARWICK LLP AS
AUDITORS                        5,403,223    21,251       25,115    248,025

ITEM 5. OTHER INFORMATION

        On February 13, 1996, the Company announced it had adopted a share repurchase program for its Common Stock. The Company plans to purchase up to 5%, or approximately 297,800 shares, of its common shares outstanding commencing February 15, 1996 depending on market conditions. The repurchased shares will become treasury shares and will be used for general corporate purposes.

        On April 18, 1996, the Company announced the declaration of a dividend of $0.10 per share on the Company's common stock for the quarter ended March 31, 1996. The dividend is payable on May
        22, 1996 to shareholders of record as of May 10, 1996. This will be the third cash dividend payment since the Company became a publicly-held company in June 1993.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
           Item 2.  Management's Discussion and Analysis, continued

        On April 22, 1996, the Company announced that it had reached a definitive agreement with Kilbourn State Bank for the acquisition of Kilbourn State Bank by St. Francis Capital Corporation. Under the terms of the definitive agreement, St. Francis Capital Corporation will acquire all of the outstanding shares of Kilbourn State Bank for cash, with Kilbourn subsequently merging into Bank Wisconsin, St. Francis Capital Corporation's commercial banking subsidiary. The acquisition, which has been approved by the Board of Directors of St. Francis Capital Corporation and Kilbourn State Bank, is expected to close by the first quarter of 1997, subject to Kilbourn shareholder approval, and various other conditions of closing.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ST. FRANCIS CAPITAL CORPORATION




Dated:  May 13, 1996                  By: /s/ John C. Schlosser
        ---------------------             -------------------------------------
                                          John C. Schlosser
                                          President and Chief Executive Officer




Dated:  May 13, 1996                  By: /s/ Jon D. Sorenson
        ---------------------             -------------------------------------
                                          Jon D. Sorenson
                                          Chief Financial Officer