Form 10-Q
period 1996-06-30
ST FRANCIS CAPITAL CORP
filed 1996-08-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

                         Commission File Number 0-21298

                        ST. FRANCIS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)



         WISCONSIN                                   39-1747461
- - -------------------------------                 ------------------
(State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)


3545 SOUTH KINNICKINNIC AVENUE
MILWAUKEE, WISCONSIN                                 53235-3700
- - ----------------------------------------        -------------------
(Address of principal executive offices)             (Zip Code)

                               (414) 744-8600
                            ----------------------
                        (Registrant's telephone number)


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

     The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 5,648,909 at July 31, 1996.




                               Page 1 of 26 pages

                       ST. FRANCIS CAPITAL CORPORATION

                                  CONTENTS



                                                                        PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

         Consolidated Statements of Financial Condition                  3

         Consolidated Statements of Income                               4

         Consolidated Statements of Changes in Shareholders' Equity      5

         Consolidated Statements of Cash Flows                           6

         Notes to Consolidated Financial Statements                      8


ITEM 2.  Management's Discussion and Analysis                           14


PART II - OTHER INFORMATION

          ITEM 1.Legal Proceedings                                      25

          ITEM 2.Changes In Securities                                  25

          ITEM 3.Defaults Upon Senior Securities                        25

          ITEM 4.Submission of Matters to a Vote of Security Holders    25

          ITEM 5.Other Information                                      25

          ITEM 6.Exhibits and Reports on Form 8-K                       25


     SIGNATURES                                                         26

              ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Financial Condition
- - -------------------------------------------------------------------------------

                                                                               June 30,     September 30,
                                                                                 1996            1995
                                                                             ------------  --------------
                                                                                   (In thousands)
ASSETS
Cash and cash equivalents                                                     $   18,881      $   20,780
Federal funds sold and overnight deposits                                          3,914           5,070
                                                                             -----------   -------------
Cash and cash equivalents                                                         22,795          20,780
                                                                             -----------   -------------
Trading account securities, at market                                                  -           3,000
Assets available for sale, at market value:
  Investment securities                                                           55,377           4,142
  Mortgage-backed and related securities                                         518,261         360,077
Mortgage loans held for sale, at lower of cost or market                           7,378           1,138
Investment securities held to maturity (estimated market values
  of $3,206 and $49,574, respectively)                                             3,163          49,928
Mortgage-backed and related securities held to maturity (estimated
  market values of $67,624 and $155,896, respectively)                            71,541         157,495
Federal Home Loan Bank stock, at cost                                             18,038          17,440
Loans receivable, net                                                            565,358         513,308
Accrued interest receivable                                                        8,139           7,012
Foreclosed properties, net                                                            60           5,833
Real estate held for investment                                                   31,004          24,264
Premises and equipment, net                                                       15,580          10,892
Other assets                                                                      13,209          13,906
                                                                             -----------   -------------
Total assets                                                                  $1,329,903      $1,189,215
                                                                             ===========   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                                      $  826,895      $  688,348
Advances and other borrowings                                                    355,875         345,681
Advances from borrowers for taxes and insurance                                    7,302          10,879
Accrued interest payable and other liabilities                                     9,175           9,079
                                                                             -----------   -------------
Total liabilities                                                              1,199,247       1,053,987
                                                                             -----------   -------------
Commitments and contingencies                                                          -               -
Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
  None issued or outstanding                                                           -               -
Common stock $.01 par value:  Authorized 12,000,000 shares;
  Issued, 7,289,620 shares;
  Outstanding, 5,658,909 and 6,078,799 shares, respectively                           73              73
Additional paid-in-capital                                                        72,142          71,819
Unrealized loss on securities available for sale                                  (1,947)          2,332
Unearned ESOP compensation                                                        (3,516)         (3,996)
Unearned restricted stock                                                              -            (701)
Treasury stock at cost (1,630,711 and 1,210,821 shares, respectively)            (30,745)        (20,142)
Retained earnings, substantially restricted                                       94,649          85,843
                                                                             -----------   -------------
Total shareholders' equity                                                       130,656         135,228
                                                                             -----------   -------------
Total liabilities and shareholders' equity                                    $1,329,903      $1,189,215
                                                                             ===========   =============



          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income


                                                              Nine Months Ended       Three Months Ended
                                                                  June 30,                 June 30,
                                                           -----------------------  ----------------------
                                                              1996         1995        1996        1995
                                                           -----------  ----------  ----------  ----------
                                                                (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
  Loans                                                        $34,796    $30,929     $11,956      $11,113
  Mortgage-backed and related securities                        29,036     27,342      10,001        9,429
  Investment securities                                          2,346      1,658         779          599
  Federal funds sold and overnight deposits                        794        947         230          540
  Federal Home Loan Bank stock                                     905        805         287          258
  Trading account securities                                         3        502           -          113
                                                           -----------  ---------   ---------   ----------
Total interest and dividend income                              67,880     62,183      23,253       22,052
                                                           -----------  ---------   ---------   ----------
INTEREST EXPENSE:
  Deposits                                                      27,387     22,468       9,610        8,503
  Advances and other borrowings                                 13,947     14,615       4,638        4,950
                                                           -----------  ---------   ---------   ----------
Total interest expense                                          41,334     37,083      14,248       13,453
                                                           -----------  ---------   ---------   ----------
Net interest income before provision for loan losses            26,546     25,100       9,005        8,599
Provision for loan losses                                          222        180          78           60
                                                           -----------  ---------   ---------   ----------
Net interest income                                             26,324     24,920       8,927        8,539
                                                           -----------  ---------   ---------   ----------
OTHER OPERATING INCOME (EXPENSE), NET:
  Loan servicing and loan related fees                             936        991         313          398
  Depository fees and service charges                            1,041        975         356          345
  Trading securities gains and commitment fees, net                109        671           -          583
  Gain (loss) on investments and mortgage-backed
    and related securities, net                                  3,276      1,380          (1)       1,193
  Gain on mortgage loans held for sale, net                        815        201         157           82
  Insurance and annuity commissions                                205        196          40           53
  Gain (loss) on foreclosed properties                             867         (2)         (5)           -
  Income from affordable housing                                 1,331        670         412          250
  Other income                                                     320        357           -          127
                                                           -----------  ---------   ---------   ----------
Total other operating income, net                                8,900      5,439       1,272        3,031
                                                           -----------  ---------   ---------   ----------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits                             9,843      8,216       3,490        2,689
  Office building, including depreciation                        1,513      1,264         508          524
  Furniture and equipment, including depreciation                1,329      1,108         476          429
  Federal deposit insurance premiums                             1,063      1,074         374          375
  Affordable housing expenses                                    1,538      1,018         458          385
  Other general and administrative expenses                      4,775      3,980       1,666        1,449
                                                           -----------  ---------   ---------   ----------
Total general and administrative expenses                       20,061     16,660       6,972        5,851
                                                           -----------  ---------   ---------   ----------
Income before income tax expense                                15,163     13,699       3,227        5,719
Income tax expense                                               4,268      4,654         683        1,935
                                                           -----------  ---------   ---------   ----------
Net income                                                     $10,895    $ 9,045     $ 2,544      $ 3,784
                                                           -----------  ---------   ---------   ----------
Earnings per share                                             $  1.86    $  1.49     $  0.45      $  0.62
                                                           ===========  =========   =========   ==========



          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Equity

                                                                                   Unrealized
                                                                                   Losses on
                                         Shares of                     Additional  Securities   Unearned         Unearned
                                         Common             Common     Paid-In     Available      ESOP           Restricted
                                         Stock              Stock      Capital     For Sale    Compensation       Stock
                                         -----              -----      -------     --------    ------------       -----
                                                                                   (Dollars in thousands)
Nine months ended June 30, 1995
- - -------------------------------
Balance at September 30, 1994              6,435,277         $73     $71,425        $(2,733)         $(4,366)     $(1,636)
Net income                                         -           -           -              -                -            -
Purchase of treasury stock                  (274,948)          -           -              -                -            -
Exercise of stock options                     16,470           -           -              -                -            -
Amortization of unearned compensation                          -         304              -              274          700
Unrealized gain on securities available
  for sale, net of tax                             -           -           -          3,718                -            -
                                         -----------      ------  ----------      ---------          -------   ----------
Balance at June 30, 1995                   6,176,799         $73     $71,729        $   985          $(4,092)     $  (936)
                                         ===========      ======  ==========      =========          =======   ==========
Nine months ended June 30, 1996
- - -------------------------------
Balance at September 30, 1995              6,078,799         $73     $71,819        $ 2,332          $(3,996)     $  (701)
Net income                                         -           -           -              -                -            -
Cash dividend - $0.30 per share                    -           -           -              -                -            -
Purchase of treasury stock                  (419,890)          -           -              -                -            -
Stock option payment                               -           -           -              -                -            -
Amortization of unearned compensation              -           -         323              -              480          701
Unrealized loss on securities available
  for sale, net of tax                             -           -           -         (4,279)               -            -
                                         -----------      ------  ----------      ---------          -------   ----------
Balance at June 30, 1996                   5,658,909         $73     $72,142        $(1,947)         $(3,516)     $     -
                                         ===========      ======  ==========      =========          =======   ==========

                                            Treasury   Retained
                                             Stock      Earnings   Total
                                             -----      --------   -----
Nine months ended June 30, 1995
- - -------------------------------
Balance at September 30, 1994             $(13,333)   $73,271    $122,701
Net income                                       -      9,045       9,045
Purchase of treasury stock                  (5,027)         -      (5,027)
Exercise of stock options                      263       (126)        137
Amortization of unearned compensation            -          -       1,278
Unrealized gain on securities available
  for sale, net of tax                           -          -       3,718
                                          --------   --------   ---------
Balance at June 30, 1995                  $(18,097)   $82,190    $131,852
                                          ========   ========   =========
Nine months ended June 30, 1996
- - -------------------------------
Balance at September 30, 1995             $(20,142)   $85,843    $135,228
Net income                                       -     10,895      10,895
Cash dividend - $0.30 per share                  -     (1,671)     (1,671)
Purchase of treasury stock                 (10,603)         -     (10,603)
Stock option payment                             -       (418)       (418)
Amortization of unearned compensation            -          -       1,504
Unrealized loss on securities available
  for sale, net of tax                           -          -      (4,279)
                                          --------   --------   ---------
Balance at June 30, 1996                  $(30,745)   $94,649    $130,656
                                          ========   ========   =========




          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                      NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    --------------------
                                                                                       1996        1995
                                                                                    --------    --------
                                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                          $ 10,895    $  9,045
Adjustments to reconcile net income to net cash used in
operating activities:
   Provision for loan losses                                                             222         180
   Depreciation, accretion and amortization                                            1,693       1,352
   Deferred income taxes                                                                (738)     (2,944)
   Gain on investments, mortgage-backed and related
   securities and trading account securities, net                                     (3,385)     (2,051)
   Gains on the sales of mortgage loans held for sale, net                              (815)       (201)
   Stock-based compensation expense                                                    1,504       1,278
   (Increase) decrease in loans held for sale                                          4,517      (7,107)
   Decrease in trading account securities, net                                         3,000      13,196
   Other, net                                                                          1,827       3,261
                                                                                  ----------   ---------
Total adjustments                                                                      7,825       6,964
                                                                                  ----------   ---------
Net cash provided by operating activities                                             18,720      16,009
                                                                                  ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities                                             25,520      16,049
   Purchases of securities                                                           (18,535)    (30,204)
   Purchases of mortgage-backed and related securities                                (1,000)     (9,307)
   Principal repayments on mortgage-backed and related securities                      5,464       7,971
   Purchases of mortgage-backed and related securities available for sale           (284,991)   (110,666)
   Proceeds from sales of mortgage-backed and related securities
     available for sale                                                              159,929      72,975
   Principal repayments on mortgage-backed and related securities
     available for sale                                                               45,543      13,024
   Purchase of securities available for sale                                         (52,794)     (1,121)
   Proceeds from maturities of securities available for sale                           9,528           -
   Proceeds from sales of securities available for sale                               31,680       1,050
   Purchases of Federal Home Loan Bank stock                                          (1,034)     (1,265)
   Redemption of Federal Home Loan Bank stock                                            436           -
   Purchase of loans                                                                 (36,585)    (36,208)
   Increase in loans, net of loans held for sale                                     (26,222)    (53,694)
   Increase in real estate held for investment                                        (6,740)     (7,343)
   Proceeds from sale of foreclosed properties                                         6,767           -
   Purchases of premises and equipment, net                                           (6,143)     (2,663)
                                                                                  ----------   ---------
Net cash used in investing activities                                               (149,177)   (141,402)
                                                                                  ----------   ---------


          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW, CONT.


                                                                                         Nine months Ended
                                                                                              June 30,
                                                                                        ---------------------
                                                                                          1996          1995
                                                                                        --------      --------
                                                                                            (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                               138,547       136,523
  Proceeds from advances and other borrowings                                             36,001       117,058
  Repayments on advances and other borrowings                                            (25,807)     (102,227)
  Decrease in advances from borrowers for taxes and insurance                             (3,577)       (2,678)
  Dividends paid                                                                          (1,671)            -
  Stock option transactions                                                                 (418)            -
  Purchase of treasury stock                                                             (10,603)       (5,027)
                                                                                      ----------   -----------
Net cash provided by financing activities                                                132,472       143,649
                                                                                      ----------   -----------
Increase in cash and cash equivalents                                                      2,015        18,256
Cash and cash equivalents:
  Beginning of period                                                                     20,780        15,951
                                                                                      ----------   -----------
  End of period                                                                         $ 22,795      $ 34,207
                                                                                      ==========   ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                                             $ 42,945      $ 36,702
   Income taxes                                                                            4,473         8,656
Supplemental schedule of noncash investing and financing activities -
  The following summarizes significant noncash investing
   and financing activities:
   Mortgage loans secured as mortgage-backed securities                                        -      $ 11,966
   Reclassification of mortgage-backed and related securities
     to assets available for sale                                                       $121,720             -
   Transfer of mortgage loans to mortgage loans held
     for sale                                                                             10,757         3,316


          See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1996



(1)  Principles of Consolidation

     The consolidated financial statements include the accounts and balances of St. Francis Capital Corporation (the "Company"), St. Francis Bank, F.S.B. (the "Bank"), Bank Wisconsin and the Bank's wholly-owned subsidiaries.
     All significant intercompany accounts and transactions have been eliminated in consolidation.


(2)  Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month and nine-month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1996. The September 30, 1995 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and the auditors' report thereon was unqualified.

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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued



Financial instruments whose contract amounts represent credit risk are as follows:


                                                  Contractual or Notional Amount(s)
                                                     June 30,         September 30,
                                                       1996               1995
                                                -----------------  -----------------
                                                           (In thousands)
Commitments to extend credit                         $24,453            $ 4,474
Guarantees under IRB issues                            4,200              4,200
Interest rate swap agreements                         65,000            65,0000
Commitments to:
  Purchase mortgage-backed securities                  9,600             13,700
  Purchase investment securities                       7,600                  -
Unused and open-ended lines of credit:
  Consumer                                           103,188             89,061
  Commercial                                          13,710              6,711
Open option contracts written:
  Short-put options                                        -             13,000
  Short-call options                                       -             16,000
Commitments to fund equity investments                12,123             14,283

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

    The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial revenue bond issue ("IRB") The IRB is issued by a municipality to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. Appraised values of the real estate collateral exceed the amount of the guarantee.

    Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. While interest rate swaps on their own have market risk, these agreements were entered into as hedges of the interest rates on the Federal Home Loan Bank (the "FHLB") advances used to fund fixed rate securities purchases. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The agreements at June 30, 1996 consist of the following:

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued





Notional
 Amount                               Maturity       Fixed          Variable
 (000s)              Type               Date         Rate             Rate
- - --------  --------------------------  --------  ---------------  --------------
$10,000   Fixed Pay-Floating Receive    1996         4.43%            5.48%
 10,000   Fixed Pay-Floating Receive    1998         4.93             5.46
 10,000   Fixed Pay-Floating Receive    1998         5.04             5.56
 15,000   Fixed Pay-Floating Receive    1998         5.25             5.50
 10,000   Fixed Pay-Floating Receive    1998         5.23             5.49
 10,000   Fixed Pay-Floating Receive    1998         5.43             5.54

    The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. At June 30, 1996, the fair value of the interest rate swaps was approximately $1,526,000.

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

    The commitments to fund equity investments represent amounts St. Francis Equity Properties ("SFEP"), a subsidiary of the Bank, is committed to invest in low-income housing projects, which would qualify for tax credits under the Internal Revenue Code (the "Code"). The Code provides a per state volume cap on the amounts of low-income housing tax credits that may be taken with respect to low-income housing projects in each state. SFEP is currently a limited partner in 19 projects and has committed to fund equity investments in an additional two projects within the state of Wisconsin. Additionally, the Bank has provided financing or committed to provide financing to twenty of the projects. However, the primary benefit to the
    Company on these    projects is in the form of tax credits.  At June 30,
    1996, the Bank had loans outstanding to such projects of $28.2 million.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued





(4) Securities

     The Company's securities available for sale and held to maturity at June 30, 1996 were as follows:


                                                          SECURITIES AVAILABLE FOR SALE
                                           ------------------------------------------------------------
                                                             Gross            Gross         Estimated
                                             Carrying      Unrealized      Unrealized        Market
                                              Value          Gains           Losses           Value
                                           ------------  --------------  ---------------  -------------
                                                                  (In thousands)
U.S. Treasury securities                       $  4,976          $   30           $    2       $  5,004
U.S. Agency securities                           12,989              47              179         12,857
Money market funds                               14,232               -                -         14,232
State and municipal obligations                   9,241               -              172          9,069
Corporate debt securities                         8,566              35               37          8,564
Asset-backed securities                           5,063               2                -          5,065
Marketable equity securities                        584              16               14            586
                                           ------------  --------------  ---------------  -------------
Investment securities available for sale         55,651             130              404         55,377
Mortgage-backed and related securities          521,131           2,710            5,580        518,261
                                           ------------  --------------  ---------------  -------------
Total securities available for sale            $576,782          $2,840           $5,984       $573,638
                                           ============  ==============  ===============  =============


                                                           SECURITIES HELD TO MATURITY
                                           ------------------------------------------------------------
                                                             Gross            Gross         Estimated
                                             Carrying      Unrealized      Unrealized        Market
                                              Value          Gains           Losses           Value
                                           ------------  --------------  ---------------  -------------
                                                                  (In thousands)
State and municipal obligations                $  1,980          $   19           $    -       $  1,999
Corporate debt securities                         1,183              24                -          1,207
                                           ------------  --------------  ---------------  -------------
Investment securities held to maturity            3,163              43                -          3,206
Mortgage-backed and related securities           71,541             183            4,100         67,624
                                           ------------  --------------  ---------------  -------------
Total securities held to maturity              $ 74,704          $  226           $4,100       $ 70,830
                                           ============  ==============  ===============  =============

     Gross proceeds from the sale of securities available for sale during the nine months ended June 30, 1996 totaled approximately $191.6 million. Gross realized gains and losses on the sale of securities available for sale during the nine months ended June 30, 1996 totaled approximately $3.4 million and $91,000, respectively.

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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued




 (5) Per Share Data

     Earnings per share of common stock for the three-month and nine-month periods ended June 30, 1996, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Book value per share of common stock at June 30, 1996 and September 30, 1995 have been determined by dividing total shareholders' equity by the number of shares of common stock and common stock equivalents considered outstanding at the respective dates. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Common shares outstanding have been reduced by the ESOP shares that have not been committed to be released.

     The computation of earnings per common share is as follows:


                                                                         Nine months ended       Three months ended
                                                                             June 30,                 June 30,
                                                                      -----------------------  ----------------------
                                                                         1996         1995        1996        1995
                                                                      -----------  ----------  ----------  ----------
     Weighted average common shares
       outstanding during the period                                    5,552,917   5,852,912   5,383,806   5,851,857
     Incremental shares relating to dilutive stock
       options outstanding during the period                              289,985     206,206     289,476     233,766
                                                                      -----------  ----------  ----------  ----------
                                                                        5,842,902   6,059,118   5,673,282   6,085,623
                                                                      ===========  ==========  ==========  ==========
     Net income for the period                                        $10,895,000  $9,045,000  $2,544,000  $3,784,000
     Net income per common share                                      $      1.86  $     1.49  $     0.45  $     0.62

     The computation of book value per common share is as follows:


                                                                                 June 30,         September 30,
                                                                                   1996                1995
                                                                            ------------------  ------------------
     Common shares outstanding at the end
       of the period                                                                 5,302,592           5,688,876
     Incremental shares relating to dilutive stock
       options outstanding at the end of the period                                    284,245             277,889
                                                                            ------------------  ------------------
                                                                                     5,586,837           5,966,765
                                                                            ==================  ==================
     Total shareholders' equity at the end of
       the period                                                                 $130,656,000        $135,228,000
     Book value per common share                                                  $      23.39        $      22.66

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

     The excess of cost over the fair value of tangible assets acquired is accounted for as goodwill and will be amortized over the estimated useful life of fifteen years using the straight-line method. Goodwill, net of accumulated amortization, totaled $5.9 million at June 30, 1996.

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

     As a result of the adoption of SFAS No. 122, the Company recorded additional gains on sale of mortgage loans of $172,000 and $555,000 for the three and nine month periods ended June 30, 1996, respectively, which represented the present value of originated mortgage servicing rights capitalized on loans sold with servicing retained. No valuation allowances for originated mortgage servicing rights were established as of June 30, 1996.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RECENT EVENTS

The deposits of thrift institutions such as the Bank are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Deposits of commercial banks such as Bank Wisconsin are insured under the Bank Insurance Fund ("BIF") of the FDIC. Insured institutions pay assessments to the applicable fund based on assessment rate schedules determined by the law and FDIC regulation. Although BIF and SAIF assessment rate schedules historically have been identical, under rules adopted by the FDIC during 1995, the assessment for SAIF members continues to range from 0.23% to 0.31% per $100 of deposits, while the range of assessment rates for BIF members was reduced to 0% to 0.27% per $100 of deposits. Based upon this adjustment, a majority of BIF members now qualify for free insurance (based on their capitalization and management) and pay only the $2,000 minimum annual premium. Bank Wisconsin benefits from these assessment rate reductions in deposit insurance premiums, while the Bank has been placed at a competitive disadvantage based on higher deposit insurance premium obligations.

Congress is currently evaluating various proposals and bills concerning the premium differential between the FDIC's BIF and SAIF funds and related matters. One element present in these proposals is a one-time assessment of approximately 85 to 90 basis points per $100 of SAIF deposits as of March 31, 1995. If this should become law, the Bank would incur a one-time charge of approximately $3.2 million if the expense were to be tax deductible. It is anticipated that with the recapitalization of the SAIF, BIF and SAIF premiums would be comparable, and FDIC premium expense for the Bank would therefore be reduced in future periods. Proposals under consideration also address related issues, including (i) providing that certain bond obligations be borne by all depository institutions (rather than solely by the SAIF); (ii) the merger of the SAIF and BIF by January 1, 1998 (provided no FDIC-insured depository institution is a savings association on that date); and (iii) repealing the bad debt reserve accounting method currently available to thrift savings associations such as the Bank, with certain provisions for deferral, and for certain bad debt reserves, avoidance, of reserve recapture. The bad debt reserve provision has been approved by Congress but has not yet been signed into law. Management is unable to predict when or whether any of the foregoing legislation will be enacted, the amount or applicable retroactive date of any one-time assessment, or the rates that might subsequently apply to assessable SAIF deposits; however, management anticipates that the Bank, after consideration of the one-time assessment, would continue to exceed all regulatory minimum capital levels. Further, management does not anticipate that any of the current legislative proposals, if enacted, would have a material impact on the Company's financial condition in future periods.

FINANCIAL CONDITION

The Company's total assets increased $140.7 million or 11.8% to $1.330 billion at June 30, 1996 from $1.189 billion at September 30, 1995. Loans receivable, including loans held for sale, increased $58.3 million. Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, increased $72.2 million. Funding the increase in assets was an increase in deposits of $138.5 million. The Company's ratio of shareholders' equity to total assets was 9.82% at June 30, 1996, compared to 11.4% at September 30, 1995. The Company's book value per share was $23.39 at June 30, 1996, compared to $22.66 at September 30, 1995.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis, continued




Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, increased $72.2 million to $589.8 million at June 30, 1996 from $517.6 million at September 30, 1995. The increase was the result of the Company purchasing adjustable rate mortgage-backed securities and short- and medium-term REMIC securities. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of the lower level of interest rate risk and low credit risk in relation to the interest earned on such securities. However, repayments and sales of existing securities have partially offset the increases.

Loans receivable, including mortgage loans held for sale, increased $58.3 million to $572.7 million at June 30, 1996 from $514.4 million at September 30, 1995. The increase was due primarily to the increase in loans originated for retention in the Company's loan portfolio. The Company currently sells substantially all fixed rate mortgage loans and retains adjustable-rate loans for its portfolio. Additionally, the Company has increased its emphasis on consumer and interim financing products, which are primarily retained in the Company's loan portfolio. The loan originations were funded primarily by the increase in deposits and are consistent with the Company's efforts to build earning assets. For the nine months ended June 30, 1996, the Company originated approximately $228.6 million in loans, as compared to $113.7 million for the same period in the prior year. Of the $228.6 million in loans originated, $94.1 million were in consumer and interim financing loans and $124.9 million were in first mortgage loans. The Company has continued to expand its consumer lending activities. At June 30, 1996, the Company's consumer loan portfolio totaled $182.2 million, or 29.9% of the Company's gross loans receivable.

Deposits increased $138.5 million to $826.9 million at June 30, 1996 from $688.3 million at September 30, 1995. The Company has continued to offer new deposit products in an effort to attract new deposits and maintain current relationships with customers. Significant new deposit products offered which have contributed to the increase include a certificate of deposit with an interest rate tied to the prime rate and a money market demand account with an interest rate tied to a nationally recognized money market index. Additionally, the Company continues to sell certificates of deposit through investment brokers. At June 30, 1996, the Company had approximately $101.5 million in brokered certificates compared with $38.0 million at September 30, 1995. The brokered deposits are generally of terms from three months to two years in maturity with interest rates that approximate the Company's retail certificate rates. Although the Company has experienced growth in its deposit liabilities during the nine months ended June 30, 1996, there can be no assurance that this trend will continue in the future, nor can there be any assurance the Company will retain the deposits it now has. In addition, the retention of brokered deposits is highly dependent upon rates paid. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings increased $10.2 million to $355.9 million at June 30, 1996 from $345.7 million at September 30, 1995. The Company primarily uses borrowed funds to fund purchases of mortgage-backed and related securities and to a lesser extent to fund operations.

The Company has entered into interest rate swap agreements for some of the fixed-rate advances from the Federal Home Loan Bank, swapping the fixed rate for a variable rate (fixed pay, variable receive). Interest rate swaps outstanding at both June 30, 1996 and September 30, 1995 totaled $65.0 million. The swaps are designed to offset the changing interest payments of some of the Company's borrowings. The current fixed-pay, variable-receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. During the nine months ended June

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis, continued


30, 1996, the Company recorded a net reduction of interest expense of $323,000 as a result of the Company's swap agreements.



RESULTS OF OPERATIONS

NET INCOME. Net income for the nine months ended June 30, 1996 was $10.9 million compared to $9.0 million for the nine months ended June 30, 1995. Net income for the three months ended June 30, 1996 was $2.5 million compared to $3.8 million for the three months ended June 30, 1995. The increase for the nine-month period was the result of a $1.4 million increase in net interest income, a $3.5 million increase in other operating income and a $386,000 decrease in income tax expense partially offset by a $3.4 million increase in general and administrative expenses. The decrease in net income for the three-month period was the result of a decrease of $1.8 million in other operating income and a $1.1 million increase in general and administrative expenses partially offset by a $466,000 increase in net interest income and a $1.3 million decrease in income tax expense.


The following table shows the return on average assets and return on average equity ratios for each period:


                            Nine months ended     Three months ended
                                 June 30,              June 30,
                           --------------------  --------------------
                             1996       1995       1996       1995
                           ---------  ---------  ---------  ---------
Return on average assets     1.16%      1.05%      0.79%      1.27%
Return on average equity    10.73%      9.71%      7.83%     11.60%

NET INTEREST INCOME. Net interest income before provision for loan losses increased $1.4 million or 5.8% and $406,000 or 4.7% for the nine and three months ended June 30, 1996, respectively, compared to the same periods in the prior year. The net interest margin was 3.01% and 3.04% for the nine months ended June 30, 1996 and 1995, respectively, and 2.95% and 3.02% for the three months ended June 30, 1996 and 1995, respectively.

Total interest income increased $5.7 million or 9.1% to $67.9 million for the nine months ended June 30, 1996, compared to $62.2 million for the nine months ended June 30, 1995. The increase in interest income was primarily the result of increases in interest on loans, mortgage-backed securities and investments, partially offset by a decrease in interest income on trading securities. The increase in interest income on loans was the result of an increase in the average balance of loans to $539.5 million from $498.1 million for the nine months ended June 30, 1996 and 1995, respectively, and an increase in the average yield to 8.62% from 8.30% for the same periods. The Company's loan growth has primarily taken place in the higher yielding consumer and commercial loan areas with a decline taking place in mortgage lending. The increase in interest income on mortgage-backed securities was primarily the result of an increase in the average balance to $550.5 million from $519.5 million for the nine months ended June 30, 1996 and 1995, respectively. The Company continues its plan of purchasing mortgage-backed securities in addition to growing the loan portfolio to increase its level of earning assets. The increase in

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis, continued


interest income on investments was primarily the result of an increase in the average balance of investments which increased to $52.0 million from $37.6 million for the nine months ended June 30, 1996 and 1995, respectively. The decrease in interest income on trading securities was the result of the Company not carrying a significant balance of trading securities during the current year.

Total interest income increased $1.2 million or 5.4% to $23.3 million for the three months ended June 30, 1996, compared to $22.1 million for the three months ended June 30, 1995. The increase was primarily the result of increases in loans and mortgage-backed securities. The increase in interest income on loans was primarily the result of an increase in the average balance of loans to $559.7 million from $521.5 million for the three months ended June 30, 1996 and 1995, respectively. The increase in interest income on mortgage-backed securities was primarily the result of an increase in the average balance of mortgage-backed securities to $581.1 million from $517.9 million for the three months ended June 30, 1996 and 1995, respectively, partially offset by a decrease in the average yield to 6.92% from 7.30% for each of the periods.

Total interest expense increased $4.3 million or 11.5% to $41.3 million for the nine months ended June 30, 1996, compared to $37.1 million for the nine months ended June 30, 1995. The increase was primarily the result of an increase in interest expense on deposits. The increase in interest expense on deposits was primarily the result of an increase in the average balance of deposits to $737.6 million from $652.4 million for the nine months ended June 30, 1996 and 1995, respectively and by an increase in the effective rate on deposits to 4.96% from 4.60%. The increase in the effective rate is a result of the Company's changing mix of deposits which includes an emphasis on growth in deposits which compete effectively against non-traditional deposit products such as money market accounts. These accounts include an index-based money market account and a prime-based certificate. The Company expects to continue the trend to shorter-term more market sensitive deposit accounts. The mix of these types of deposits with the Company's traditional passbook and certificate accounts results in a higher cost of deposits along with a higher growth rate of retail deposits. The Company also has increased its level of brokered deposits which generally have terms from three months to two years with interest rates that approximate the Company's retail certificate rates for similar maturities.

Total interest expense increased $795,000 or 5.9% to $14.2 million for the three months ended June 30, 1996, compared to $13.5 million for the three months ended June 30, 1995. The increase was primarily the result of an increase in interest expense on deposits. The increase in interest expense on deposits was primarily the result of an increase in the average balance on deposits to $783.6 million from $686.1 million for the three months ended June 30, 1996 and 1995, respectively. As stated above, the growth is primarily due to increases in accounts that compete against non-traditional deposits and in brokered certificates.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost of liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the nine- and three-month periods ended June 30, 1996 and 1995, respectively.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued

                                                                     NINE MONTHS ENDED  JUNE 30,
                                                 -------------------------------------------------------------------------------
                                                          1996                                            1995
                                                 ----------------------                                ----------
                                                                         AVERAGE                                   AVERAGE
                                                   AVERAGE               YIELD/            AVERAGE                 YIELD/
                                                   BALANCE    INTEREST    COST             BALANCE      INTEREST    COST
                                                 ----------  ----------  ------         -------------  ----------  ------
                                                                                               (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits           $19,730     $   794    5.38%          $   22,215      $   947    5.70 %
Trading account securities                               55           3    7.29               10,575          502    6.35
Investment securities                                52,016       2,346    6.02               37,625        1,658    5.89
Mortgage-backed and related securities              550,515      29,036    7.05              519,536       27,342    7.04
Loans:
  First mortgage                                    348,096      21,315    8.18              356,958       20,779    7.78
  Home equity                                        80,192       5,872    9.78               74,117        5,286    9.54
  Consumer                                           93,014       6,351    9.12               56,331        4,082    9.69
  Commercial and agricultural                        18,168       1,258    9.25               10,723          782    9.75
                                                 ----------     -------                   ----------      -------
  Total loans                                       539,470      34,796    8.62              498,129       30,929    8.30
Federal Home Loan Bank stock                         17,618         905    6.86               16,967          805    6.34
                                                 ----------     -------                   ----------      -------
    Total earning assets                          1,179,404      67,880    7.69            1,105,047       62,183    7.52
                                                                -------                                   -------
Valuation allowances                                 (2,647)                                  (9,429)
Cash and due from banks                              13,967                                   12,113
Other assets                                         63,761                                   42,029
                                                 ----------                               ----------
    Total assets                                 $1,254,485                               $1,149,760
                                                 ==========                               ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
  NOW accounts                                      $41,767     $   462    1.48           $   42,000          412    1.31
  Money market demand accounts                      139,600       4,842    4.63              108,771        3,361    4.13
  Passbook                                           85,266       1,814    2.84               95,431        1,940    2.72
  Certificates of deposit                           470,918      20,269    5.75              406,209       16,755    5.51
                                                 ----------     -------                   ----------      -------
Total interest-bearing deposits                     737,551      27,387    4.96              652,411       22,468    4.60
Advances and other borrowings                       337,552      13,922    5.51              340,721       14,585    5.72
Advances from borrowers for taxes and insurance       5,480          25    0.61                5,535           30    0.72
                                                 ----------     -------                   ----------      -------
    Total interest-bearing liabilities            1,080,583      41,334    5.11              998,667       37,083    4.96
Non interest-bearing deposits                        26,373                                   18,573
Other liabilities                                    11,882                                    7,924
Shareholders' equity                                135,647                                  124,596
                                                 ----------                               ----------
Total liabilities and shareholders' equity       $1,254,485                               $1,149,760
                                                 ==========                               ==========

Net interest income                                             $26,546                                   $25,100
                                                                =======                                ==========
Net yield on interest-earning assets                                       3.01                                      3.04
Interest rate spread                                                       2.58                                      2.56
Ratio of earning assets to interest-bearing
liabilities                                                              109.15                                    110.65

                                                                            THREE MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------------------------------
                                                            1996                                            1995
                                                     -------------------                              ----------------
                                                                          AVERAGE                                        AVERAGE
                                                AVERAGE                   YIELD/         AVERAGE                          YIELD/
                                                BALANCE        INTEREST    COST          BALANCE          INTEREST        COST
                                                ------------  ----------  ------      -------------  ------------------  ------
                                                                          (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits            $17,924     $   230    5.16%       $   34,621                 $540    6.26%
Trading account securities                                 -           -       -             5,923                  113    7.65
Investment securities                                 51,745         779    6.05            45,833                  599    5.24
Mortgage-backed and related securities               581,065      10,001    6.92           517,878                9,429    7.30
Loans:
  First mortgage                                     357,998       7,380    8.29           373,062                7,189    7.73
  Home equity                                         80,266       1,908    9.56            77,157                1,882    9.78
  Consumer                                           102,114       2.218    8.74            53,885                1,561   11.62
  Commercial and agricultural                         19,342         450    9.36            17,439                  481   11.06
                                                  ----------     -------                ----------              -------
  Total loans                                        559,720      11,956    8.59           521,543               11,113    8.55
Federal Home Loan Bank stock                          17,746         287    6.50            17,375                  258    5.96
                                                  ----------     -------                ----------              -------
    Total earning assets                           1,228,200      23,253    7.61         1,143,173               22,052    7.74
                                                                 -------                                        -------
Valuation allowances                                  (5,565)                               (4,741)
Cash and due from banks                               14,243                                 7,459
Other assets                                          65,691                                47,367
                                                  ----------                            ----------
    Total assets                                  $1,302,569                            $1,193,258
                                                  ==========                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
  NOW accounts                                       $42,665         147    1.39        $   46,236                  139    1.21
  Money market demand accounts                       155,420       1,747    4.52           108,931                1,200    4.42
  Passbook                                            83,078         587    2.84            92,641                  629    2.72
  Certificates of deposit                            502,446       7,129    5.71           438,297                6,535    5.98
                                                  ----------     -------                ----------              -------
Total interest-bearing deposits                      783,609       9,610    4.93           686,105                8,503    4.97
Advances and other borrowings                        343,638       4,630    5.42           338,589                4,940    5.85
Advances from borrowers for taxes and insurance        5,674           8    0.57             5,991                   10    0.67
                                                  ----------     -------                ----------              -------
    Total interest-bearing liabilities             1,132,921      14,248    5.06         1,030,685               13,453    5.24
Non interest-bearing deposits                         27,865                                22,691
Other liabilities                                     11,100                                 9,076
Shareholders' equity                                 130,683                               130,806
                                                  ----------                            ----------
Total liabilities and shareholders' equity        $1,302,569                            $1,193,258
                                                  ==========                            ==========
Net interest income                                              $ 9,005                                        $ 8,599
                                                                 =======                                        =======
Net yield on interest-earning assets                                        2.95                                           3.02
Interest rate spread                                                        2.56                                           2.50
Ratio of earning assets to interest-bearing
liabilities                                                               108.41                                         110.91

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:

                                               Nine months ended             Three months ended
                                                    June 30,                      June 30,
                                         ------------------------------  --------------------------
                                              1996            1995           1996          1995
                                         --------------  --------------  ------------  ------------
                                                           (Dollars in thousands)
Beginning balance                               $4,076          $3,435        $4,204        $4,017
Provision for loan losses                          222             180            78            60
Net charge-offs                                    (39)           (246)          (23)          (14)
Acquired bank's allowance                            -             694             -             -
                                         -------------   -------------   -----------   -----------
Ending balance                                  $4,259          $4,063        $4,259        $4,063
                                         =============   =============   ===========   ===========

Ratio of allowance for loan losses to
  gross loans receivable at the end
  of the period                                  0.70%           0.76%         0.70%         0.76%

Ratio of allowance for loan losses to
  total non-performing loans at the
  end of the period                            120.62%          68.95%       120.62%        68.95%

Ratio of net charge-offs to average
  gross loans (annualized)                       0.01%           0.06%         0.02%         0.01%

Management believes that the allowance for loan losses is adequate as of June 30, 1996, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors.

OTHER OPERATING INCOME. Other operating income increased by $3.5 million and decreased by $1.8 million for the nine and three months ended June 30, 1996, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:


                                               Nine months ended           Three months ended
                                                    June 30,                    June 30,
                                         ------------------------------  -----------------------
                                              1996            1995           1996        1995
                                         --------------  --------------  ------------  ---------
                                                         (Dollars in thousands)
Other operating income                         $8,900          $5,439        $1,272     $3,031

Percent of average assets (annualized)          0.95%           0.63%         0.39%      1.02%

Other operating income increased to $8.9 million for the nine months ended June 30, 1996 compared to $5.4 million for the nine months ended June 30, 1995. The increase was primarily the result of increases in gains on investments and mortgage-backed securities, gains on mortgage loans, gains on foreclosed properties and an increase in income from affordable housing, partially offset by a decrease in trading securities gains. The gains on investments and mortgage-backed securities increased to $3.3 million from $1.4 million for the nine months ended June 30, 1996 and 1995, respectively. The gains in both periods were primarily due to the Company's repositioning of its existing leverage portfolio whereby it sold securities and replaced them with similar securities with more favorable interest rate and maturity

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis, continued


characteristics. Securities sales and the amount of gain or loss recognized is subject to many factors, including but not limited to: 1) the level of and change in interest rates, 2) supply and demand factors related to specific securities, 3) availability of acceptable investment alternatives, and 4) the current status of various risk factors within the Company's portfolio, particularly interest rate risk. Gains on mortgage loans increased to $815,000 from $201,000 for the nine months ended June 30, 1996 and 1995, respectively. The gains were primarily the result of a favorable interest rate environment for the origination of fixed rate mortgage loans which the Company sells into the secondary market. The Company's volume of mortgage loan sales was $54.2 million for the nine months ended June 30, 1996 compared to $17.0 million for the nine months ended June 30, 1995. Gains on the sale of mortgage loans was also favorably affected by the adoption of Financial Accounting Standards Board
(FASB) statement number 122 at the beginning of the current year. The new standard changed the method by which the Company calculates gains on the sale of loans sold with servicing retained and added $555,000 in gains for the current year. Gains on foreclosed properties increased to $867,000 from a loss of $2,000 for the nine months ended June 30, 1996 and 1995, respectively. The gain was primarily the result of the sale of one foreclosed property which had a carrying value of $5.8 million. Income from the Company's affordable housing operation increased to $1.3 million from $670,000 for the nine months ended June 30, 1996 and 1995, respectively. The Company currently has twelve properties fully in operation compared to seven in the prior year. Trading security gains decreased to $109,000 from $671,000 for the nine months ended June 30, 1996 and 1995, respectively. The Company has been inactive in running a trading portfolio for most of the current year although it may again do so in the future.

Other operating income decreased to $1.3 million for the three months ended June 30, 1996 compared to $3.0 million for the three months ended June 30, 1995. The decrease was primarily the result of a decrease in gains on investments and mortgage-backed securities and a decrease in trading securities gains, partially offset by an increase in income from affordable housing.
Gains from investments and mortgage-backed securities decreased to a loss of $1,000 from a gain of $1.2 million for the three months ended June 30, 1996 and 1995, respectively. As stated in the previous paragraph, gains are subject to a number of factors and are not a consistent source of earnings. Gains from trading activity were zero and $583,000 for the three months ended June 30, 1996 and 1995, respectively. The Company had no trading activity during the current quarter. Income from operations of affordable housing increased to $412,000 from $250,000 for the three months ended June 30, 1996 and 1995, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $3.4 million or 20.4% and $1.1 million or 19.2% for the nine and three months ended June 30, 1996, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                              Nine months ended            Three months ended
                                                   June 30,                     June 30,
                                         ----------------------------  --------------------------
                                             1996           1995           1996          1995
                                         -------------  -------------  ------------  ------------
                                                          (Dollars in thousands)
General and administrative expenses            $20,061       $16,660         $6,972        $5,851

Percent of average assets (annualized)            2.14%         1.94%         2.15%         1.97%

The increases in general and administrative expenses for the nine and three months ended June 30, 1996 are primarily the result of increases in compensation and employee benefits and an increase in expenses

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis, continued



related to affordable housing. Compensation and employee benefit expenses increased to $9.8 million and $3.5 million for the nine and three months ended June 30, 1996 from $8.2 million and $2.7 million for the nine and three months ended June 30, 1995. The increased compensation and benefits expenses are primarily the results of the increased levels of business being transacted by the Company as indicated by the annualized growth in loans receivable of 13.5% and in retail deposits of 15.4%. Expenses related to affordable housing increased to $1.5 million and $458,000 for the nine and three months ended June 30, 1996 from $1.0 million and $385,000 for the nine and three months ended June 30, 1995. The Company currently has twelve properties fully in operation compared to seven in the prior year.

INCOME TAX EXPENSE. Income tax expense decreased to $4.3 million and $683,000 for the nine and three months ended June 30, 1996 from $4.7 million and $1.9 million for the nine and three months ended June 30, 1995. The effective tax rate for the nine and three months ended June 30, 1996 was 28.15% and 21.17%, respectively compared with 33.97% and 33.83% for the nine and three months ended June 30, 1995. The decrease in effective rates for both the nine and three month period reflects the effect of the tax credits earned by the Company's affordable housing subsidiary.



ASSET QUALITY

Total non-performing assets were $3.6 million or 0.27% of total assets at June 30, 1996, compared to $6.1 million or 0.52% of total assets at September 30, 1995. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure. Non-performing assets are summarized as follows:


                                           June 30,     September 30,
                                             1996            1995
                                        --------------  --------------
                                            (Dollars in thousands)
Non-performing loans                           $3,531          $  296
Foreclosed properties                              60           5,833
                                        -------------   -------------
Non-performing assets                          $3,591          $6,129
                                        =============   =============
Non-performing loans to gross loans              0.58%           0.06%
Non-performing assets to total assets            0.27%           0.52%

The decrease in non-performing assets is the result of a cash sale of a $5.8 million foreclosed property during the year partially offset by the addition of $3.1 million of purchased auto loans to non-performing status. The nonaccruing auto loans are part of a $9.4 million pool of auto loans made to individuals with deficient credit histories that the Company purchased at various times over the past eighteen months and still has remaining on its balance sheet as of June 30, 1996. The purchased auto loans were originated by dealerships located throughout the United States, are partially insured and are guaranteed by the underwriter. The highest level of these purchased auto loans that the Company had at one time was $14.7 million during the previous quarter. The Company has not purchased any additional auto loans since that time. The Company believes the loans now may only be partially insured and that the additional guaranties from the underwriter may be of little or no value. The Company has included in

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis, continued


nonaccrual status all purchased auto loans delinquent 60 days or more or in process of repossession and sale. Any change in the amount of nonaccrual loans in the near future can not be estimated at this time. Most of the reduction in the outstanding balance of the purchased auto loans was the result of sales of loans back to the underwriter. Future sales would reduce the balance of loans outstanding.

There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.


ASSET/LIABILITY MANAGEMENT

Asset and liability management is an ongoing process of managing asset and liability maturities to control the interest rate risk of the Company. Management controls this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate, single-family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities,
(3) invest in adjustable-rate, consumer and commercial loans, and (4) encourage medium- and long-term certificates of deposit. Although management believes that its asset/liability management strategies have reduced the potential effects of changes in interest rates on its operations, increases in interest rates may adversely affect the Company's results of operations because interest-bearing liabilities will reprice more quickly than interest-earning assets.

At June 30, 1996, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 11.23% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of June 30, 1996 was a negative 8.24% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis, continued



The following table  summarizes the Company's gap position as of June 30, 1996.



                                                                             More than     More than
                                                 Within        Four to        One Year       Three
                                                 Three          Twelve        to Three     Years to    Over Five
                                                 Months         Months         Years      Five Years     Years         Total
                                               -------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
  Fixed                                         $ 16,385      $ 26,794       $  32,247        $ 18,791     $59,685  $  153,902
  Variable                                        37,776        49,729         116,028          25,994       4,266     233,793
Consumer loans (2)                                87,055        28,426          10,659          24,873      26,650     177,663
Mortgage-backed and related securities             1,048         3,911          29,883          27,437       9,262      71,541
Assets available for sale:
  Mortgage loans                                   7,378             -               -               -           -       7,378
  Fixed rate mortgage related                      7,385        17,053          30,145          44,016      17,762     116,361
  Variable rate mortgage related                 282,902       117,798           1,200               -           -     401,900
  Other                                           20,442        11,610          11,339           4,000       7,986      55,337
Trading account securities                             0             -               -               -           -           0
Investment securities and other assets            22,795             -           3,163               -           -      25,958
                                               -------------------------------------------------------------------------------
  Total                                         $483,166      $255,321       $ 234,664        $145,111    $125,611  $1,243,873
                                               ===============================================================================
INTEREST-BEARING LIABILITIES:
Deposits: (3)
  NOW accounts                                  $  4,600        10,734       $  15,747        $  6,250     $ 4,113  $   41,444
  Passbook savings accounts                        3,484        10,452          21,169          14,582      32,291      81,978
  Money market deposit accounts                   38,137       114,410           8,487             374          18     161,426
  Certificates of deposit                        249,993       170,243          79,534          11,231           -     510,941
Borrowings (4)                                   340,806             -          15,009              60           -     355,875
                                               -------------------------------------------------------------------------------
  Total                                         $636,960      $305,839       $ 139,946        $ 32,497     $36,422  $1,151,664
                                               =================================================================== ===========
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities        $(88,794)     $(60,518)      $  39,718        $112,614     $89,189      92,209
                                               ================================================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities                              (88,794)     (149,312)       (109,594)          3,020      92,209
                                               ===================================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
assets                                             -6.68%       -11.23%          -8.24%          0.23%       6.93%
                                               ===================================================================

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $37.0 million at June 30, 1996.

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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2. Management's Discussion and Analysis, continued



Assumptions regarding withdrawals and prepayments are based on historical experience, and management believes such assumptions are reasonable, although the actual withdrawal and repayment of assets and liabilities may vary substantially. Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on other types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the data in the table.


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $22.8 million and $20.8 million as of June 30, 1996 and September 30, 1995, respectively.

The Company's primary sources of funds are deposits, including brokered certificates, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Company's subsidiary banks are limited by the FHLB to borrowing up to 35% of their total assets. At June 30, 1996, the bank's additional available borrowing capacity from the FHLB totaled approximately $109 million.

Under federal and state laws and regulations, the Company and its wholly-owned subsidiaries are required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of shareholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As of June 30, 1996, the capital of the Company and each of its wholly-owned subsidiaries, exceeded all capital requirements of the Federal Reserve, the Office of Thrift Supervision and the State of Wisconsin as mandated by federal and state law and regulations.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On May 13, 1996, the Company announced it had completed the repurchase of 297,800 shares, or 5% of its common stock outstanding at an average price of $26.10 per share. The repurchased shares were classified as treasury shares and may be used for general corporate purposes.

         On July 10, 1996 the Company announced it had adopted a share repurchase program for its common stock. The Company plans to purchase up to 5%, or 282,945 shares over a six month period commencing July 12, 1996 depending on market conditions. The repurchased shares will become treasury shares and will be used for general corporate purposes.

         On July 25, 1996, the Company announced the declaration of a dividend of $0.10 per share on the Company's common stock for the quarter ended June 30, 1996. The dividend is payable on August 22, 1996 to shareholders of record as of August 9, 1996. This will be the fourth cash dividend payment since the Company became a publicly-held company in June, 1993.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ST. FRANCIS CAPITAL CORPORATION




Dated: August 13, 1996              By:   /s/ John C. Schlosser
       ------------------------        -----------------------------------------
                                         John C. Schlosser
                                         President and Chief Executive Officer




Dated:   August 13, 1996            By:   /s/ Jon D. Sorenson
      ------------------------         -----------------------------------------
                                         Jon D. Sorenson
                                         Chief Financial Officer