Form 10-K405
period 1996-09-30
ST FRANCIS CAPITAL CORP
filed 1996-12-16
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                         Commission File Number 0-21298

                        ST. FRANCIS CAPITAL CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)



                   WISCONSIN                                  39-1747461
                  ---------                                   ----------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

3545 SOUTH KINNICKINNIC AVENUE, MILWAUKEE, WISCONSIN          53235-3700
------------------------------------------------------        ---------
     (Address of principal executive offices)                 (Zip Code)


                                 (414) 744-8600
                                 --------------
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
                                    None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1)  Yes  [  X  ]     No  [     ]      (2)  Yes  [  X  ]     No  [     ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.             [  X  ]

         As of November 29, 1996, there were issued and outstanding 5,371,064 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price of such stock as of November 29, 1996, was $117.8 million. Soley for the purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affilliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III of Form 10-K - Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                          FORM 10-K TABLE OF CONTENTS



                                                                                                    PAGE
                                                                                                    ----
PART I

         ITEM 1  -   BUSINESS                                                                         3

         ITEM 2  -   PROPERTIES                                                                      35

         ITEM 3  -   LEGAL PROCEEDINGS                                                               37

         ITEM 4  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             37

PART II

         ITEM 5  -   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                     HOLDER MATTERS                                                                  38

         ITEM 6  -   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA                                  39

         ITEM 7  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS                                                           41

         ITEM 8  -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     60

         ITEM 9  -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE                                                            91

PART III

         ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                              91

         ITEM 11 -   EXECUTIVE COMPENSATION                                                          91

         ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                  91

         ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                  91

PART IV

         ITEM 14 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                 91

         SIGNATURES                                                                                  94

                                     PART I

FORWARD-LOOKING STATEMENTS
When used in this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.  BUSINESS

GENERAL
St. Francis Capital Corporation (the "Company") is a multi-bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiaries, St. Francis Bank, F.S.B. (the "Bank"), a federally-chartered stock savings bank, and Bank Wisconsin ("Bank Wisconsin"), a state-chartered commercial bank. In June 1993, the Bank converted from a federally-chartered mutual savings institution to a stock savings institution. As part of the conversion, the Company acquired all of the outstanding common stock of the Bank. In November 1994, the Company completed the acquisition of the stock of Valley Bank East Central in Kewaskum, Wisconsin as well as the deposits and certain assets of the Hartford, Wisconsin branch of Valley Bank Milwaukee. The acquired bank offices were combined as a commercial bank named Bank Wisconsin. The Company has reached a definitive agreement to acquire Kilbourn State Bank, a state-chartered commercial bank headquartered in Milwaukee, Wisconsin. The acquisition is currently expected to be completed in early 1997.

The Bank is headquartered in Milwaukee, Wisconsin. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"). Originally chartered in 1923, the Bank serves southeastern Wisconsin with a network of twelve full-service, two limited service and two loan production offices. Bank Wisconsin is headquartered in Kewaskum, Wisconsin. Its deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF"), also administered by the FDIC. Bank Wisconsin serves southeastern Wisconsin with three full service offices.

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, primarily to originate mortgage, consumer and other loans within its primary market areas and to invest in mortgage-backed and related securities. Primary areas of lending include single-family, multi-family residential mortgages, home equity lines of credit, second mortgages, commercial real estate and commercial loans. The Company also purchases single-family mortgage loans, either by directly purchasing individual loans from other local mortgage lenders or by purchasing pools of single-family mortgage loans originated by other non-local lenders and secured by properties located outside the State of Wisconsin. The Company also invests a significant portion of its assets in mortgage-backed and related securities, and to a lesser extent, invests in debt and equity securities, including U.S. Government and federal agency securities, short-term liquid assets and other marketable securities. The Company's revenues are derived principally from interest on its loan portfolio, interest on mortgage-backed and related securities and interest and dividends on its debt and equity securities. The Company's principal sources of funds are from deposits, including brokered deposits, repayments on loans and mortgage- backed and related securities and advances from the Federal Home Loan Bank - Chicago ("FHLB").

MARKET AREA AND COMPETITION
The Company offers a variety of deposit products, services and mortgage loan offerings primarily within the metropolitan Milwaukee area. The Company's main office is located at 3545 South Kinnickinnic Avenue, Milwaukee, Wisconsin. The Company's primary market area consists of Milwaukee and Waukesha counties, and portions of Ozaukee, Washington, Walworth and Kenosha counties. With the exception of the downtown Milwaukee branch office, all full service branches of the Bank are located in areas that generally are characterized as residential neighborhoods, containing predominantly one- and two-family residences.

The Company has significant competition in its mortgage, consumer and commercial lending business, as well as in attracting deposits. The Company's competition for loans is principally from other thrift institutions, savings banks, mortgage banking companies, insurance companies and commercial banks. However, its most direct competition for deposits historically has come from other thrifts, savings banks, commercial banks and credit unions. The Company has faced additional competition for funds from a number of institutions, including the availability of short-term money market funds and other corporate and government securities funds offered by other financial service companies, such as brokerage firms and insurance companies.

LENDING ACTIVITIES

GENERAL
The Company's largest component of the gross loan portfolio, which totaled $668.7 million at September 30, 1996, was first mortgage loans secured by owner-occupied one- to four-family residences. At September 30, 1996, one- to four-family mortgage loans totaled $270.6 million or 40.5% of gross loans. Of the total one- to four-family mortgage loans, $ 210.2 million or 77.7% were ARMs. Of the remaining loans held at September 30, 1996, 15.4% of gross loans were in multi-family mortgage loans, 15.0% of gross loans were in consumer loans, 13.5% of gross loans were home equity loans, and the balance were in residential construction, commercial real estate, commercial and agricultural production loans. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans or fixed rate loans which have shorter maturities for its own loan portfolio. However, the Company also offers longer term fixed rate mortgage loans, many of which are sold immediately in the secondary market.

The Company has been actively growing its loan portfolio which in addition to its traditional one- to four-family lending, includes consumer, commercial, multi-family and commercial real estate lending. The Company will continue to attempt to diversify its loan portfolio through lending efforts in all of the above categories. Areas of lending other than one- to four-family generally have higher levels of credit risk and higher yields than one- to four-family lending. In addition, the Company may purchase loans in the above categories in addition to originating the loans on its own. Purchased loans involve different types of underwriting than loans originated directly by the Company and as such represent a different level of risk.

Levels of originations of various lending categories may vary from year-to-year and result from levels of interest rates, market demand for loans and emphasis by the Company to various types of loans. The Company will adjust its lending emphasis occasionally in accordance with its view of the relative returns and risks available at that time in each category of lending. Although there is likely to be activity in all areas in which the Company makes loans in any given year, the amount will vary given the above factors.

COMPOSITION OF LOAN PORTFOLIO
The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                    September 30,
                                          ----------------------------------------------------------------------
                                                 1996                      1995                    1994
                                          --------------------     --------------------    ---------------------
                                                      Percent                  Percent                  Percent
                                           Amount     of Total      Amount     Of Total     Amount      Of Total
                                          ---------   --------     ---------   --------    --------     --------
                                                                (Dollars in thousands)
 Mortgage loans:
    One- to four-family                   $ 270,614    40.5%       $ 209,140     39.3%     $178,700      38.6%
    Residential construction                 32,249     4.8%          25,277      4.8%       60,048      13.0%
    Multi-family                            103,262    15.4%          93,756     17.6%       95,019      20.5%
    Commercial real estate                   46,391     6.9%          28,277      5.3%       18,347       4.0%
    Home equity                              90,579    13.5%          80,159     15.1%       66,031      14.2%
                                          ---------   -----        ---------    -----      --------     -----
                                            543,095    81.1%         436,609     82.1%      418,145      90.3%
 Consumer loans:
    Interim financing and installment        88,236    13.2%          69,038     13.0%       34,554       7.5%
    Education                                12,142     1.8%          12,833      2.4%       10,113       2.2%
                                          ---------   -----        ---------    -----      --------     -----
                                            100,378    15.0%          81,871     15.4%       44,667       9.7%
 Commercial and agriculture                  25,177     3.9%          13,608      2.5%
                                          ---------   -----        ---------    -----      --------     -----
      Gross loans receivable                668,650   100.0%         532,088    100.0%      462,812     100.0%
                                                      =====                     =====                   =====
 Less:
    Mortgage loans held for sale             20,582                    1,138                  2,978
    Loans in process                         29,631                   10,903                 26,015
    Unearned discounts and
      deferred loan fees                      1,874                    2,081                  2,351
    Allowance for loan losses                 5,217                    4,076                  3,435
    Other                                       647                      582                    280
                                          ---------                 --------               --------
 Loans receivable, net                    $ 610,699                 $513,308               $427,753
                                          =========                 ========               ========

                                                        September 30,
                                         ----------------------------------------------
                                                 1993                      1992
                                         ---------------------     --------------------
                                                      Percent                  Percent
                                          Amount      of Total      Amount     Of Total
                                         ---------    --------     --------    --------
                                                    (Dollars in thousands)
 Mortgage loans:
    One- to four-family                  $ 145,730     39.9%       $ 171,971     51.8%
    Residential construction                49,004     13.4%          11,245      3.4%
    Multi-family                            61,215     16.8%          43,431     13.1%
    Commercial real estate                  19,381      5.3%          20,407      6.2%
    Home equity                             65,597     17.9%          63,713     19.2%
                                         ---------    -----        ---------    -----
                                           340,927     93.3%         310,767     93.7%
 Consumer loans:
    Interim financing and installment       15,124      4.1%          12,207      3.7%
    Education                                9,430      2.6%           8,837      2.6%
                                         ---------    -----        ---------    -----
                                            24,554      6.7%          21,044      6.3%
 Commercial and agriculture                      -        -                -        -
                                         ---------    -----        ---------    -----
      Gross loans receivable               365,481    100.0%         331,811    100.0%
                                                      =====                     =====
 Less:
    Mortgage loans held for sale            10,043                    18,394
    Loans in process                        24,872                     8,840
    Unearned discounts and
      deferred loan fees                     2,855                     3,320
    Allowance for loan losses                3,204                     3,181
    Other                                      120                       112
                                         ---------                 ---------
 Loans receivable, net                   $ 324,387                 $ 297,964
                                         =========                 =========

The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the years indicated. Mortgage loans held for sale are included in the totals.


                                                                   Year Ended September 30,
                                                         -----------------------------------------
                                                           1996              1995          1994
                                                         ---------         ---------     ---------
                                                                       (In thousands)
Mortgage loans (gross):
At beginning of period                                   $ 436,609         $ 418,145     $ 340,927
   Mortgage loans originated:
     One- to four-family                                    97,565            29,350       113,205
     Residential construction                               31,320            14,866        65,795
     Multi-family                                           29,310             3,306        49,973
     Commercial real estate                                 14,935             7,295           900
     Home equity                                            65,104            54,549        52,495
                                                         ---------         ---------     ---------
        Total mortgage loans originated                    238,234           109,366       282,368
   Mortgage loans purchased:
     One- to four-family                                    56,230            28,805             -
                                                         ---------         ---------     ---------
        Total mortgage loans originated and purchased      294,464           138,171       282,368
     Transfer of mortgage loans to real estate owned          (103)           (5,960)         (148)
     Principal repayments                                 (125,315)          (86,993)     (115,040)
   Sales of mortgage loans:
     Exchanged for mortgage-backed securities                    -            (1,988)      (76,565)
     Cash sales                                            (62,560)          (24,766)      (13,397)
                                                         ---------         ---------     ---------
        Total sales of loans                               (62,560)          (26,754)      (89,962)
                                                         ---------         ---------     ---------
At end of period                                         $ 543,095         $ 436,609     $ 418,145
                                                         =========         =========     =========
Consumer loans (gross):
   At beginning of period                                $  81,871         $  44,667     $  24,554
     Loans originated                                       61,378            41,444        35,896
     Loans purchased                                        12,786            37,379         4,188
     Transfer of consumer loans to repossessed assets          (23)                -             -
     Principal repayments                                  (40,532)          (26,358)      (19,971)
     Loans sold                                            (15,102)          (15,261)            -
                                                         ---------         ---------     ---------
At end of period                                         $ 100,378         $  81,871     $  44,667
                                                         =========         =========     =========

Commercial and agricultural loans (gross):
   At beginning of period                                $  13,608         $       -             -
     Loans originated                                       14,034             8,765             -
     Loans purchased                                         3,736            10,721             -
     Principal repayments                                   (6,201)           (5,878)            -
                                                         ---------         ---------     ---------
At end of period                                         $  25,177         $  13,608             -
                                                         =========         =========     =========

LOAN MATURITY AND REPRICING
The following table shows the maturity of the Company's loan portfolio at September 30, 1996. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $125.3 million, $87.0 million and $115.0 million for the years ended September 30, 1996, 1995 and 1994.




                                                                              At September 30, 1996
                                         ----------------------------------------------------------------------------------------
                                          One- to                                                       Commercial      Gross
                                           Four-        Multi-    Commercial    Home                        and          Loans
                                         Family (1)   Family (1)  Real Estate   Equity     Consumer     Agriculture    Receivable
                                         ----------  -----------  -----------  ---------  ------------  -----------    ----------
                                                                               (In thousands)
Amounts due:
  Within one year                        $  130,158  $    57,608  $    19,310  $  89,829  $     45,062  $    18,409    $  360,376
  After one year:
    One to three years                       99,236       17,228        8,419        750        11,063        5,250       141,948
    Three to five years                      28,415       25,880       10,143          -        16,595        1,388        82,420
    Over five years                          45,054        2,546        8,519          -        27,658          130        83,906
                                         ----------  -----------  -----------  ---------  ------------  -----------    ----------
  Total due after one year                  172,705       45,654       27,081        750        55,316        6,768       308,274
                                         ----------  -----------  -----------  ---------  ------------  -----------    ----------
  Total amounts due                         302,863      103,262       46,391     90,579       100,378       25,177       668,650
Less:
  Mortgage loans held for sale              (20,582)           -            -          -             -            -       (20,582)
  Loans in process                          (29,631)           -            -          -             -            -       (29,631)
  Unearned discounts, premiums
    and deferred loan fees, net              (1,068)        (847)           -          -          (606)           -        (2,521)
  Allowance for loan losses                    (957)        (840)        (593)      (449)       (2,128)        (250)       (5,217)
                                         ----------  -----------  -----------  ---------  ------------  -----------    ----------
Loans receivable, net                    $  250,625  $   101,575  $    45,798  $  90,130  $     97,644  $    24,927    $  610,699
                                         ==========  ===========  ===========  =========  ============  ===========    ==========

(1)  Includes some residential construction lending.

The following table sets forth at September 30, 1996 the dollar amount of all loans and mortgage-backed and related securities due after September 30, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                        Due after September 30, 1997
                                                                  -----------------------------------------
                                                                      Fixed       Adjustable      Total
                                                                  -------------  ------------  ------------
                                                                               (In thousands)
Mortgage loans:
    One- to four-family (1)                                       $      62,089  $    110,616  $    172,705
    Multi-family (1)                                                     27,517        18,137        45,654
    Commercial real estate                                               16,322        10,759        27,081
    Home equity                                                             750             -           750
Consumer loans                                                           44,131        11,185        55,316
Commercial and agriculture                                                6,768             -         6,768
                                                                  -------------  ------------  ------------
    Gross loans receivable                                              157,577       150,697       308,274
Mortgage-backed and related securities                                  188,183       404,529       592,712
                                                                  -------------  ------------  ------------
    Gross loans receivable and mortgage-
      backed and related securities                               $     345,760  $    555,226  $    900,986
                                                                  =============  ============  ============



(1)  Includes some residential construction lending.

ONE- TO FOUR-FAMILY MORTGAGE LENDING
A significant portion of the Company's lending activity is the origination of first mortgage loans secured by one- to four-family, owner occupied residences within the Company's primary market area. Long-term 15- and 30- year fixed-rate loans are generally originated to be sold in the secondary market as are five and seven year balloon loans. Shorter-term ARM loans are originated both for sale in the secondary market and for the Company's loan portfolio. In addition, loans made under special loan terms or programs, principally originated within the purposes of the Community Reinvestment Act of 1977, as amended ("CRA") are retained for the Company's own loan portfolio. The Company follows FNMA underwriting guidelines for most one- to four-family mortgage loans.

The lending policy of the Company generally allows for mortgage loans to be made in amounts of up to 100% of the appraised value of the real estate to be mortgaged to the Company. Loans that are to be sold in the secondary market are made at 80% or less of appraised value under underwriting guidelines of the major mortgage secondary market makers. Loans retained in the Company's portfolio are made at levels of up to 100% of appraised value and may have private mortgage insurance or no mortgage insurance in some cases. With respect to those loans made at levels of up to 100% of appraised value, other underwriting criteria, such as debt service ability and credit history are given greater emphasis than lending involving lower loan to value ratios. In addition, loans with higher loan to value ratios generally are made at higher interest rates than other loans and may have a higher level of risk of default.

The Company makes loans under various governmental programs including the Federal Housing Authority ("FHA"), the federal and state Veterans
Administration ("VA"), the Wisconsin Housing and Economic Development Authority ("WHEDA") and other City of Milwaukee-sponsored mortgage loan programs, and sells these loans. See "-Loan Sales and Purchases."

Included in mortgage loans held by the Company as part of its loan portfolio are ARM loans. Current one-year ARM loans typically adjust by a maximum of two percentage points per year with a lifetime cap approximating six percentage points above the interest rate established at the origination date of the ARM loan. Monthly payments of principal and interest are adjusted when the interest rate adjusts, in order to maintain full amortization of the mortgage loan within a maximum 30-year term. The initial rate offered on ARM loans fluctuates with general interest rate changes, and are determined by secondary market pricing, competitive conditions and the Company's yield requirements. Currently, the Company primarily utilizes the one-year Constant Maturity Treasury rate in order to determine the interest rate payable upon the adjustment date of its ARM loans outstanding. Most of the ARM loans are granted with conversion capabilities which provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period during the early term of the ARM loan. The terms at which the ARM may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing the Company to immediately sell the ARM loan at the date of conversion.

The Company offers balloon loan programs under which the interest rate and monthly payments are fixed for the first five or seven years of the mortgage loan and, thereafter, provided certain conditions are met, the loan would adjust to then current rates at the end of the fifth or seventh year, at which time the loan balance is then amortized for the full remaining term of the loan, based upon interest rates and appropriate principal and interest payments then in effect.

At September 30, 1996, the Company had $270.6 million in one- to four-family mortgage loans or 40.5% of the gross loan portfolio compared with $209.1 million or 39.3% of the portfolio at September 30, 1995. The increase was largely due to increases in the Company's lending activity that resulted from a lower level of interest rates during the current year and to the Company's purchasing of mortgage loans during the year from other loan originators. The volume of one- to four-family mortgage loans is highly dependent on the relative levels of interest rates, although the Company has been expanding its one- to four-family lending capacity which will tend to keep total originations higher than in prior years with similar interest rate levels. In addition, one- to four-family lending is subject to numerous competitors which can result in lower origination totals if the competitors are willing to make loans at lower rates than the Company.

RESIDENTIAL CONSTRUCTION LENDING
Residential construction loans are made to individuals who have signed construction contracts with a home builder. Loan proceeds are disbursed in increments as construction of the residence progresses. These loans have loan to value ratios not exceeding 90%. When the loan to value ratio exceeds 80%, private mortgage insurance is required which insures payment of the principal balance and reduces the Company's exposure to 75% loan to value or less.
Single family residential loans are structured to allow the borrower to pay interest only on the funds advanced during the first nine months of the loan. Thereafter, the borrower is required to begin making principal and interest payments based on an amortization schedule of 351 months or less. Single family residential construction loan programs typically offered by the Company are one- or three-year ARM loans or certain balloon loans amortized over a 351-month period after the nine month interest only period.

The Company does not engage in construction lending for large tract developments. However, from time to time, the Company will consider multi-family residential construction lending. The loan to value on these loans does not exceed 80%. Multi-family construction loans typically offered by the Company are ARM loans amortized over 348 months after allowing for interest only payments during a twelve month construction period. Loan proceeds are advanced in increments as construction of the project progresses.

At September 30, 1996, the Company had $32.2 million in residential construction mortgage loans or 4.8% of the gross loan portfolio compared with $25.3 million or 4.8% of the portfolio at September 30, 1995. Much of the construction lending done by the Company results in a permanent mortgage loan that is either retained in the mortgage loan portfolio or sold in the secondary market.

MULTI-FAMILY LENDING
The Company originates multi-family loans which it holds in its loan portfolio. Over the last five years, the Company has increased its emphasis in multi-family lending and has offered both adjustable- and fixed-rate loans. Multi-family loans generally have shorter maturities than one- to four-family mortgage loans, though the Company will make multi-family loans with terms of up to 30 years. The rates charged on the Company's fixed rate and ARM multi-family loans are typically higher than on one- to four-family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Company's other ARM loans, although generally at a slightly higher
rate.   Multi- family loans generally are underwritten in amounts of up to 80%
of the lesser of the appraised value or purchase price of the underlying property.

At September 30, 1996, the largest aggregate amount of loans outstanding to any one borrower consisted of a loan to two multi-family projects in Greenfield and Brookfield, Wisconsin, of $7.6 million. This loan does not exceed the regulatory "loans to one borrower" limitation at September 30, 1996 of $14.0 million. See "-Regulation." Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family loans and carry larger loan balances. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income- producing properties and the increased difficulty of monitoring these types of loans.

At September 30, 1996, the Company had $103.3 million in multi-family mortgage loans or 15.4% of the gross loan portfolio compared with $93.8 million or 17.6% of the portfolio at September 30, 1995. The Company is continuing its efforts to increase the amount of the multi-family loans in the portfolio as these loans generally offer a better interest rate than single-family loans, which it believes more than offsets the increased credit risk.

COMMERCIAL REAL ESTATE LENDING
The current lending policy of the Company includes originating or purchasing non-residential mortgage loans on a variety of commercial properties, including small office buildings, warehouses, small industrial/manufacturing buildings, motel properties and other improved non- residential properties. At September 30, 1996, the balance of such loans held by the Company was $46.4 million. As of September 30, 1996, the largest outstanding loan on a commercial real estate property was $2.0 million on a shopping center located in Waukesha, Wisconsin. Commercial real estate loans generally are underwritten in amounts up to 75% of the lesser of the appraised value or purchase price of the underlying property. However, loans secured by commercial real estate properties still involve a greater degree of risk than residential mortgage loans, and payments on loans secured by commercial real estate are often susceptible to adverse conditions in the real estate market or the economy.

At September 30, 1996, the Company had $46.4 million in commercial real estate mortgage loans or 6.9% of the gross loan portfolio compared with $28.3 million or 5.3% of the portfolio at September 30, 1995. The Company is continuing its efforts to increase the amount of commercial real estate loans in the portfolio as these loans generally offer a better interest rate than single-family loans, which it believes more than offsets the increased credit risk.

HOME EQUITY LENDING
The Company has increased its emphasis in originating home equity loans secured by one- to four-family residences within its primary market area. These loans currently are originated with an interest rate indexed to the prime rate and adjustable monthly. The home equity loans are revolving lines of credit which are granted for a five-year term, renewable at the sole discretion of the Company for additional five-year periods. The maximum amortization to repay home equity loans is based on 1.5% of the outstanding balance. Typically, an origination fee is charged upon the origination of the loan and an annual service fee is charged thereafter. Home equity lines of credit may be made at up to a 100% loan-to-value level including any outstanding prior liens against the property which serves as collateral for the mortgage loan. For loans over 80% loan-to-value, the Company may obtain private mortgage insurance. The Company is usually in a second lien position on home equity loans. At September 30, 1996, the Company held $90.6 million in home equity loans or 13.5% of the gross loan portfolio compared with $80.2 million or 15.1% of the portfolio at September 30, 1995. Home equity loans offer the Company an asset that adjusts with current rates of interest for the management of its interest rate risk.

CONSUMER LENDING
The Company has been expanding its consumer lending portfolio because higher yields can be obtained, there is strong consumer demand for such products, and the Company historically has experienced relatively low delinquency and few losses on such products except for potential losses on sub-prime auto loans. Management also believes that offering consumer loan products helps to expand and create stronger customer relationships. At September 30, 1996, consumer loans totaled $100.4 million or 15.0% of gross loans compared to $81.9 million or 15.4% of gross loans at September 30, 1995.

The Company originates a variety of secured consumer loans, including home improvement loans, automobile loans, educational loans, fixed term installment loans and interim financing loans, as well as loans secured by savings accounts and unsecured loans. Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower.

During fiscal year 1995 and through January 1996, the Company purchased sub-prime automobile loans originated throughout the United States under a warehouse financing agreement. The intent was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans to sell to institutional investors. The loans were serviced by an independent third party servicer and had various levels of insurance and also guaranties from the originator. The level of delinquencies and defaults on these loans increased significantly during fiscal 1996 and the Company ceased making such loans. The Company currently has no intent to enter into any similar arrangement but does intend to continue to originate or purchase automobile loans in its primary market areas. The increase in non-performing consumer loans was primarily the result of the purchased sub-prime automobile loans.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of unsecured or secured by rapidly depreciating assets such as automobiles. In such case, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such a loan.

At September 30, 1996, the Company had $100.4 million in consumer loans or 15.0% of the gross loan portfolio compared with $81.9 million or 15.4% of the portfolio at September 30, 1995. The increase in the portfolio has been primarily in the area of fixed term installment loans the Company makes that are secured by second mortgages in residential properties.

COMMERCIAL AND AGRICULTURE LENDING
The Company originates a variety of commercial and agriculture loans, including inventory and receivable financing, equipment loans, agriculture production loans and interim financing loans, as well as loans secured by corporate or farm assets and unsecured loans. Commercial and agriculture loans involve a greater degree of risk than most other types of loans, and payments on commercial and agriculture loans are often susceptible to adverse employment and economic conditions. At September 30, 1996, commercial and agriculture loans totaled $25.2 million. The Company anticipates commercial and agriculture lending to continue to increase as management believes this type of lending is an important component of a balanced loan portfolio.

At September 30, 1996, the Company had $25.2 million in commercial loans or 3.9% of the gross loan portfolio compared with $13.6 million or 2.5% of the portfolio at September 30, 1995. Beginning with the purchase of Bank Wisconsin, the Company has begun to build a commercial loan portfolio as one of the components of its loan portfolio.

CREDIT ENHANCEMENT PROGRAMS
The Company has entered into an agreement whereby, for an initial and annual fee, it would guarantee payment of an industrial revenue bond issue ("IRB"). The IRB was issued by a municipality to finance real estate owned by a third party. The Company has not pledged any collateral for purposes of this agreement. At September 30, 1996, the amount of the IRB for which the Company has guaranteed payment was $4.2 million.

LOAN SALES AND PURCHASES

SALE OF MORTGAGE LOANS
The Company makes loans under various governmental programs including FHA, VA, WHEDA and other City of Milwaukee-sponsored mortgage loan programs. All loans made under the various governmental agency programs are underwritten to and must meet all requirements of the appropriate city, state or federal agency. Most of the Company's loans granted under governmental agency programs are sold either to secondary market purchasers of such loans or, in the case of WHEDA loans, sold directly to WHEDA, all on a non-recourse basis. Except for loans sold to WHEDA, servicing of the loans is typically released to the purchaser of such loans. For the year ended September 30, 1996, the Company originated $6.7 million of loans under these various governmental programs.

In recent years the Company has sold a significant amount of its originated residential mortgage loans to secondary marketing agencies, principally FNMA, all on a non-recourse basis. All mortgage loans, upon commitment, are immediately categorized either as to be held for investment or held for sale. Mortgage loans originated and sold to the secondary market totaled $60.0 million with gains of $1.1 million for the year ended September 30, 1996, and totaled $19.1 million with gains of $261,000 for the year ended September 30, 1995. The level of mortgage loan sales is dependent on the amount of sellable loans being originated by the Company. Depending on factors such as interest rates, levels of refinancings and competitive factors in the Company's primary market area, the amount of mortgage loan originations ultimately sold can vary significantly. Levels of interest rates, competition for loans and a greater emphasis by the Company resulted in the higher level of one- to four-family mortgage loans originations for the current fiscal year compared to the prior year which in turn, resulted in the higher level of gains. The Company is subject to interest rate risk on fixed rate loans in its pipeline from the point in time that the rate is locked with the borrower until the actual swap of the loan and sale of the related security. The Company utilizes various financial techniques to mitigate such interest rate risk, including short call/put option strategies, long put options and forward sales commitments.
Any one or all of these strategies may be used depending upon management's determination of interest rate volatility, the amount of loans currently in the pipeline and current market conditions for mortgage-backed securities. See "-Asset/Liability Management Techniques."

Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. Because of the frequency of both the issuance of commitments and the scheduled closing dates of the loans, the amount of loan commitments outstanding will vary. At September 30, 1996, the Company had outstanding mortgage commitments totaling $37.2 million.

The Company retains servicing of the majority of mortgage loans sold, receiving a servicing fee, which represents the difference between the mortgage rate on the loans sold and the yield at which such loans are sold. The servicing yield earned by the Company on such transactions is typically between .25% and .50% of the total balance of the loan serviced. The origination of a high volume of mortgage loans and the related sales of the loans with servicing retained provides the Company with additional sources of non-interest income through loan servicing income and gains on the sales of loans. Mortgage loans serviced for others totaled $226.8 million at September 30, 1996.

PURCHASE OF MORTGAGE LOANS
During fiscal 1996, the Company began as a regular part of its mortgage lending activity, purchasing single-family mortgage loans originated in its primary market area by other lenders, primarily mortgage bankers and brokers. The types of loans purchased are generally newly originated loans with the same characteristics as the loans normally originated by the Company in its regular lending operations. This includes both fixed and adjustable rate mortgage loans which may or may not be sold in the secondary market. The Company pays a fee to the originating mortgage banker or broker which is amortized over the life of the loan for loans retained in the portfolio or which becomes an adjustment to the gain or loss recognized on loans sold in the secondary market. The Company maintains the same underwriting standards on these loans as it does on the loans it originates directly. During the fiscal year ended September 30, 1996, the Company purchased $15.5 million of loans from other originators compared to zero loans purchased during fiscal year ended September 30, 1995.

The Company also has purchased pools of single-family loans originated by other lenders in other parts of the country. The loans purchased have generally been adjustable rate loans with interest rate adjustment features of one month to one year and are indexed to both current indexes such as the one-year treasury or to lagging indexes such as the 11th district cost of funds. The loans are originated in other parts of the country, primarily California, where adjustable rate lending is more prevalent. As part of its interest rate risk management, the Company occasionally purchases adjustable rate assets because the availability of similar product within its primary market area is limited and competition for that limited amount may force interest rates to levels considered too low compared to other available instruments. The Company generally does not make a significant amount of short-term adjustable rate loans in its home market. The loan pools that have been purchased generally have been originated in prior years and have seasoning of one to ten years. Of the $56.2 million one- to four-family mortgage loans purchased during the year ended September 30, 1996, $40.7 million were loans secured by properties located outside the state of Wisconsin. Purchased loans can result in a higher level of risk due to the Company not being involved in the original lending process. Efforts taken to mitigate the additional risk include underwriting efforts by the Company prior to purchase, review of the historical payment and credit history of the loans being purchased and purchasing the loans with yields that offer additional yield for the risks taken.

LOAN ORIGINATION, SERVICING AND OTHER FEES
In addition to interest earned on loans, the Company receives income through fees in connection with loan originations, loan sales, loan modifications, late payments and for miscellaneous services related to its loans, including loan servicing. Income from these activities varies from period to period with the volume and type of loans originated.

In connection with the origination of mortgage loans, the Company typically charges points for origination, commitment and discounts, and fees for processing and closing in addition to requiring borrower reimbursement for out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. Since the availability of zero point mortgage loans in recent years, most borrowers typically accept a slightly higher interest rate and pay zero points. Commitment fees are paid by the applicant at the time of loan commitment, whereas the origination and discount fees are paid at time of closing.

DELINQUENCIES, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

DELINQUENT LOANS
When a borrower fails to make a required payment by the end of the month in which the payment is due, the Company generally initiates collection procedures. The Company will send a late notice, and in most cases, delinquencies are cured promptly. However, if a loan has been delinquent for more than 60 days, the Company contacts the borrower directly, to determine the reason for the delinquency and to effect a cure, and where it believes appropriate, reviews the condition of the property and the financial position of the borrower. At that time the Company may (i) accept a repayment program for the arrearage; (ii) seek evidence of efforts by the borrower to sell the property; (iii) request a deed in lieu of foreclosure; or (iv) initiate foreclosure proceedings. When a loan, secured by a mortgage, is delinquent for three or more monthly installments, the Company generally will initiate foreclosure proceedings. With respect to delinquencies on FHA, VA or other governmental loan program mortgage loans, the Company follows the appropriate notification and foreclosure procedures prescribed by the respective agencies.

On mortgage loans or loan participations purchased by the Company, the Company receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loan, the Company relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Company and its servicing agents.

NON-PERFORMING ASSETS
Loans are placed on nonaccrual status when, in the judgment of Company management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. The Company discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more. When a loan is placed on nonaccrual status, all of the accrued interest on it is reversed by way of a charge to interest income. Interest income is recorded on
nonaccrual loans when cash payments of interest are received.   Accrual of
interest on a nonaccrual loan is resumed when all contractually past due payments are current and when management believes the outstanding loan principal and contractually due interest is no longer doubtful of collection.

Property acquired by the Company as a result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed property. Foreclosed property is recorded at the lower of the unpaid principal balance of the related loan or the fair market value of the real estate acquired less the estimated costs to sell the real estate. The amount by which the recorded loan balance exceeds the fair market value of the real estate acquired less the estimated costs to sell the real estate is charged against the allowance for loan losses at the date title is received. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At September 30, 1996, the Company had a total of two properties in foreclosed properties with a carrying value of $80,000. Non-performing assets as of September 30, 1995 included a single $5.7 million multi-family construction loan on a 104-unit apartment complex. During the year ended September 30, 1996, the property was sold at a gain of $684,000.

Non-performing loans include loans placed on nonaccrual status and troubled debt restructurings. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets:


                                                        AT SEPTEMBER 30,
                                     -------------------------------------------------------
                                     1996         1995          1994       1993         1992
                                     ----         ----          ----       ----         ----
                                                     (DOLLARS IN THOUSANDS)
Mortgage loans:
   Nonaccrual                      $     44     $   296       $ 7,621    $ 1,957     $    740
   Troubled debt restructurings           -           -             -          -        1,863
                                   --------     -------       -------    -------     --------
     Total non-performing
       mortgage loans                    44     $   296         7,621      1,957        2,603
Consumer loans                        3,846         136            14         29           27
                                   --------     -------       -------    -------     --------
     Total non-performing loans       3,890         432         7,635      1,986        2,630
Foreclosed properties                    80       5,833            17        389          557
                                   --------     -------       -------    -------     --------
     Total non-performing assets   $  3,970       6,265       $ 7,652    $ 2,375     $  3,187
                                   ========     =======       =======    =======     ========
Total non-performing loans to
   gross loans                         0.58%       0.08%         1.65%      0.54%        0.79%
Allowance for loan losses to
   total non-performing loans        134.11      943.52         44.99     161.33       120.95
Total non-performing assets to
   total assets                        0.28        0.53          0.75       0.29         0.46

Interest on non-performing loans
   on the accrual basis            $    296     $    34       $   596    $   180     $    213
Actual interest received on
   non-performing loans                  11          26           315        128           66
                                   --------     -------       -------    -------     --------
Net reduction of interest income   $    285     $     8       $   281    $    52     $    147
                                   ========     =======       =======    =======     ========

Non-performing assets as of September 30, 1996 included $3.6 million of purchased auto loans which are past due or in default. The auto loans were purchased over the past two years under a warehouse financing arrangement the Company had with the originator of sub-prime automobile loans. The intent of the financing was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans and sell to institutional investors. At that time, the loans would be sold back to the originator. The loans were serviced by an independent third party servicer and the loans had various levels of insurance and in addition were guaranteed as to principal and interest payments by the originator of the loans. The maximum amount that the Company had outstanding at any point in time was a balance of $14.6 million during February, 1996. The Company has not funded any loans since that time and as of September 30, 1996, the balance of the sub-prime auto loans was $7.7 million. Actions have been taken to repossess the collateral on the delinquent loans and to enforce the guarantee of the originator of these loans; however, it is anticipated that some portion of these loans will ultimately result in a charge-off due to the possible inability of the originator to perform under its guaranty.* In addition, the level of insurance collected on policies paying for credit losses on the loans has beed lower than anticipated. No significant charge-offs have occurred through September 30, 1996, as the Company is still pursuing repossession and disposition of the autos and enforcement of the guarantee of the originator. An additional $1.0 million in loan loss provision was taken during the year ended September 30, 1996 and management believes that the allowance for loan losses is adequate to provide for potential losses based on current conditions.

Non-performing assets as of September 30, 1995 and 1994 included a single $5.7 million multi-family construction loan on a 104-unit apartment complex. During the year ended September 30, 1995, the loan was transferred from nonaccrual to foreclosed properties. The property was sold during 1996 at a gain of $684,000.

Most of the Company's loans are secured by one- to four-family properties located in southeastern Wisconsin. There are no concentrations of loans exceeding 10% of loans which are not otherwise disclosed as a category of loans.

CLASSIFICATION OF ASSETS
Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions by regulatory authorities, regulatory examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the Company is not warranted. Assets classified as Substandard or Doubtful require the Company to establish prudent general allowances for loan losses. Assets classified as Loss must either be charged off or must have a specific allowance established for 100% of the asset classified as a Loss. At September 30, 1996, the Company had assets classified as Substandard of $6.1 million, $77,000 classified as Doubtful and none classified as Loss. The amounts in the Substandard classification primarily consist of the previously discussed sub-prime auto loans and other real estate-related loans with minor credit concerns. Most of the real estate-related loans are current as to principal and interest, but have some weaknesses that are being monitored by the Company.

Except for the aforementioned loans included in non-performing assets, the classified assets principally consist of residential mortgage or consumer loans and foreclosed properties. None of these remaining classified assets are considered to represent either individually or in the aggregate any material loss to the Company; however, such risk has been considered in establishing the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES
Under federal regulations, when an insured institution classifies problem assets as either Substandard or Doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Company may establish specific loss reserves against specific assets in which a loss may be realized. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Company's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the Company's regulators which can order the establishment of additional general or specific loss allowances.

The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

The following table shows the Company's total allowance for loan losses and the allocation to the various categories of loans at the dates indicated.




                                                                          AT SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------
                                                1996                             1995                             1994
                                          --------------------------  --------------------------  --------------------------

                                                              % OF                        % OF                        % OF
                                                    % OF    LOANS IN            % OF    LOANS IN            % OF    LOANS IN
                                                    TOTAL   CATEGORY            TOTAL   CATEGORY            TOTAL   CATEGORY
                                                  LOANS BY  TO TOTAL          LOANS BY  TO TOTAL          LOANS BY  TO TOTAL
                                          AMOUNT  CATEGORY   LOANS    AMOUNT  CATEGORY   LOANS    AMOUNT  CATEGORY    LOANS
                                          ------  --------  --------  ------  --------  --------  ------  --------  --------
                                                                      (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
  Mortgage loans:
    One- to four-family                   $  957    0.32%     45.3%   $1,031    0.44%     44.1%   $  718    0.27%    51.6%
    Multi-family                             840    0.81%     15.4%      957    1.02%     17.6%    2,068    2.07%    20.5%
    Commercial real estate                   593    1.28%      6.9%      619    2.19%      5.3%      163    0.89%     4.0%
    Home equity                              449    0.50%     13.5%      504    0.63%     15.1%      259    0.39%    14.2%
                                          ------             ------   ------             ------   ------            ------
Total mortgage loans                       2,839              81.1%    3,111              82.1%    3,208             90.3%
Consumer                                   2,128    2.12%     15.0%      789    0.96%     15.4%      227    0.51%     9.7%
Commercial and agriculture                   250    0.99%      3.9%      176    1.29%      2.5%        -      -        -
                                          ------             ------   ------             ------   ------            ------
    Total allowance for loan losses       $5,217             100.0%   $4,076             100.0%   $3,435            100.0%
                                          ======             ======   ======             ======   ======            ======

                                                                 At September 30,
                                           -------------------------------------------------------
                                                       1993                       1992
                                           ---------------------------  --------------------------

                                                                % of                        % of
                                                      % of    Loans in           % of     Loans in
                                                     Total    Category           Total    Category
                                                    Loans by  to Total          Loans by  to Total
                                           Amount   Category   Loans    Amount  Category   Loans
                                           ------   --------  --------  ------  --------  --------
                                                            (Dollars in thousands)
Breakdown of Allowance:
  Mortgage loans:
    One- to four-family                    $  619     0.32%     53.3%   $  647    0.81%     55.2%
    Multi-family                            1,252     2.05%     16.8%    1,132    2.61%     13.1%
    Commercial real estate                    954     4.92%      5.3%      817    4.00%      6.2%
    Home equity                               251     0.38%     17.9%      431    0.68%     19.2%
                                           ------              ------   ------             ------
  Total mortgage loans                      3,076               93.3%    3,027              93.7%
  Consumer                                    128     0.52%      6.7%      154    0.73%      6.3%
  Commercial and agriculture                    -        -         -         -      -         -
                                           ------              ------   ------             ------
     Total allowance for loan losses       $3,204              100.0%   $3,181             100.0%
                                           ======              ======   ======             ======

It is not anticipated that charge-offs during the year ending September 30, 1997 will exceed the amount allocated to any individual category of loans. Furthermore, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed herein. The increase in the amount of the allowance for loan losses attributable to consumer loans is primarily the result of the additional $1.0 million loan loss provision taken by the Company during the year related to the portfolio of sub-prime auto loans.

INVESTMENT ACTIVITIES

GENERAL
The investment policy of the Company, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain required liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement the Company's lending activities. The Company's investment policy permits investment in various types of liquid assets permissible under OTS regulations, which include U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances and the purchase of federal funds. The Company also invests in investment grade corporate debt and mortgage-backed securities ("MBS's") and collateralized repurchase agreements, municipal securities, mortgage mutual funds, collateralized mortgage obligations ("CMO's"), real estate mortgage investment conduits ("REMIC's"), interest-only stripped securities ("IO's"), principal-only stripped securities ("PO's") and CMO residuals.

The Company determines the appropriate classification of securities at the time of purchase and reevaluates such designations as of each statement of condition date based on regulatory and accounting guidelines. The Company has incorporated the requirements of those guidelines into the Company's investment policy and has categorized its investments in three separate categories: (i) Held to Maturity: debt and mortgage-backed and related securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost; (ii) Available for Sale: debt and mortgage-back and related securities not classified as held to maturity or trading and marketable equity securities not classified as trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity; and (iii) Trading: the Company maintains a separate portfolio of assets which are carried at market value and have been acquired for short term/trading purposes, to enhance the Company's financial results, with unrealized gains or losses recognized in current income.

The investment activities of the Company consist primarily of investments in mortgage-backed and related securities and other debt and equity securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof and corporate obligations. Typical investments include federally sponsored agency mortgage pass-throughs, private issue and senior-subordinated pass- throughs and federally sponsored agency and private issue collateralized mortgage obligations.

MORTGAGE-BACKED AND RELATED SECURITIES
Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgage loans, the principal and interest payments on which are passed from the mortgage loan originators through intermediaries that pool and repackage the participation interest in the form of securities for sale to investors such as the Company. Such intermediaries which guarantee the payment of principal and interest to investors can be government sponsored enterprises such as FHLMC, FNMA and GNMA or private mortgage security conduits. Mortgage- backed securities issued by government sponsored enterprises generally increase the quality of the Company's assets by virtue of the guarantees that back them. When the intermediary is a private entity, neither the principal or interest on such securities is guaranteed. In addition, loans that back private mortgage-backed securities generally are non-conforming loans and consequently have a greater amount of credit risk. In addition, mortgage-backed securities generally are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgage loans that include loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgage loans can be composed of either fixed-rate mortgage loans or ARM loans. Mortgage-backed securities generally are referred to as participation certificates or pass- through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgage loans, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder while the credit risk is not, if guaranteed. The average life of a mortgage-backed pass-through security is equal to the average lives of the underlying mortgage loans and is dependent on rates of prepayments which are significantly influenced by changes in the interest rate environment. The actual prepayments of the underlying mortgage loans depend upon many factors, including the type of mortgage loan, the coupon rate, the age of the mortgage loan, the geographical location of the real estate collateralizing the mortgage loan and general levels of market interest rates.

CMO's and REMIC's typically are issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed security pass- throughs, namely that they tend to pay off when interest rates fall.

When purchased by the Company, these securities have credit ratings of A or better and meet the Federal Financial Institutions Examination Council definition of low-risk securities. At September 30, 1996, private-issue mortgage-backed securities, CMO's and REMIC's totaled $570.6 million, 75% of which had a credit rating of AAA, 18% of which had a credit rating of AA, and 7% of which had a credit rating of A. At September 30, 1995, private-issue mortgage-backed securities, CMO's and REMIC's totaled $467.1 million, 84% of which had a credit rating of AAA and 16% of which had a credit rating of AA. The higher amount of private issue MBS's is a result of the Company's view of the benefit of higher interest rates generally available on private issue MBS's versus the additional credit risk associated with such securities in comparison with agency MBS's. Private issue MBS's and REMIC's have been an integral component of the Company's plan to increase earning assets by purchasing such securities and funding them with advances from the Federal Home Loan Bank or with brokered certificates of deposit. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on mortgage related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions.

At September 30, 1996, the aggregate securities of any single issuer (excluding securities of the U.S. government and U.S. government agencies and corporations) did not exceed 10% of the Company's shareholders' equity.

COMPOSITION OF THE COMPANY'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO

Held to Maturity. At September 30, 1996, the Company held $71.4 million in its mortgage-backed and related securities held to maturity portfolio. The estimated market value of those securities at that date was $68.4 million. Of this amount, at September 30, 1996, 100% were fixed rate CMO and REMIC securities. At September 30, 1996, the mortgage-backed and related securities held to maturity portfolio represented 5.1% of the Company's total assets compared to $157.5 million or 13.2% of total assets at September 30, 1995. During the year, the Company reclassified $88.4 million of securities from held-to-maturity to available for sale under guidance issued by the Financial Accounting Standards Board which allowed a one-time reclassification of such securities.

The following table sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed and related securities held to maturity at September 30, 1996.



                  -----------------------------------------------------------------------
                     Over one year to        Over five years to
                        five years                ten years             Over ten years
                  ----------------------  -------------------------  --------------------
                               Weighted                  Weighted                Weighted
                   Carrying     Average     Carrying      Average     Carrying   Average
                     Value       Yield       Value         Yield       Value      Yield
                  -----------  ---------  ------------  -----------  ----------  --------
                                          (Dollars in thousands)
Part. Cert.-FNMA    $3,040       8.55%            -           -             -         -
REMIC's                  -          -       $   486        5.10%      $67,906      6.63%
                    ------                  -------                   -------
                    $3,040                  $   486                   $67,906
                    ======                  =======                   =======



                               ------------------------------------------------
                                                    Total
                               ------------------------------------------------
                                Average
                               Remaining                 Estimated    Weighted
                               Years to     Carrying       Fair       Average
                               Maturity      Value         Value       Yield
                               ---------  ------------  -----------  ----------
                                            (Dollars in thousands)
Part. Cert.-FNMA                  1.7       $ 3,040       $ 3,113       8.55%
REMIC's                          22.9        68,392        65,316       6.61%
                                            -------       -------       ----
                                            $71,432       $68,429
                                            =======       =======

The following table shows the maturity of the Company's mortgage-related securities portfolio held to maturity at September 30, 1996.


                                                                    At September 30, 1996
                                                    ------------------------------------------------------
                                                                                                   Total
                                                                                                 Mortgage-
                                                                                                  Related
                                                      FNMAs                 REMIC's             Securities
                                                    ------------------------------------------------------
                                                                        (In thousands)
Amounts due:
   Within one year                                  $       -             $        -            $       -
   After one year:
     One to three years                                 3,040                      -                3,040
     Three to five years                                    -                      -                    -
     Five to ten years                                      -                    486                  486
     Ten to 20 years                                        -                 18,180               18,180
     Over 20 years                                          -                 49,905               49,905
                                                    ---------             ----------            ---------
       Total due after one year                         3,040                 68,571               71,611
                                                    ---------             ----------            ---------
       Total amounts due                                3,040                 68,571               71,611
Less:
   Unearned premiums and (discounts), net                   -                   (179)                (179)
                                                    ---------             ----------            ---------
       Total mortgage-related securities, net       $   3,040             $   68,392            $  71,432
                                                    =========             ==========            =========

Available for Sale. At September 30, 1996, the Company had mortgage-backed and related securities available for sale with a carrying and estimated market value of $521.3 million or 37.1% of total assets. Of these, $21.3 million were MBS's issued by various federal agencies, $197.3 million were private issue MBS's, $301.8 million were REMIC's and CMO's, $842,000 were adjustable rate mortgage mutual fund investments and $68,000 were CMO residuals. At September 30, 1995, the Company's mortgage-backed and related securities held for sale were $360.1 million, representing 30.3% of total assets. Of these, $49.0 million were MBS's issued by various federal agencies, $132.2 million were private issue MBS's, $177.3 million were REMIC's and CMO's, $1.5 million were adjustable rate mortgage mutual fund investments and $116,000 were CMO residuals. The Company is utilizing its capital position to increase earning assets by increasing the level of mortgage-backed and related securities. During the past year, the emphasis has been on purchasing adjustable rate private MBS's and adjustable rate REMIC's which the Company views as having favorable interest rate risk and pricing characteristics in comparison to other investment alternatives.

Held for Trading. At September 30, 1996, the Company did not have any assets in its trading portfolio compared with $3.0 million at September 30, 1995. The trading portfolio of the Company has typically carried various mortgage-backed or related securities that are purchased for short-term trading profits or securities that are required to be classified as such by regulatory definition. The Company may from time to time originate mortgages which were swapped.
These securities are required to be classified as trading securities. The Company expects to sell mortgage loans by this method in future years and thus have higher balances in its trading portfolio.

OTHER SECURITIES
The Company invests in various types of liquid assets that are permissible investments for federally chartered savings associations or state-chartered commercial banks, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, federal funds and, from time to time, repurchase agreements. Subject to various restrictions applicable to all federally chartered savings associations or state-chartered commercial banks, the Company also invests its assets in commercial paper, investment grade corporate debt securities, municipal securities, asset-backed securities and mutual funds, the assets of which conform to the investments the Company is otherwise authorized to make directly. Debt and equity securities are classified as either available-for-sale or held-to-maturity at the time of purchase and carried at market value if available-for-sale or at amortized cost if held-to-maturity. The Company's current investment policy permits purchases only of investments rated investment grade by a nationally recognized rating agency and does not permit purchases of securities of non-investment grade quality.

COMPOSITION OF THE COMPANY'S SECURITIES PORTFOLIO

Held to Maturity. At September 30, 1996, the Company had debt and equity securities with a carrying value of $3.2 million and an estimated market value of $3.2 million. Of the total, $1.2 million were state and municipal obligations and $2.0 million were corporate notes. The Company purchases debt and equity securities that are in the top three investment grades (A or better) at the time that the investment is made.

The following table sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities at September 30, 1996. The yields on the municipal securities represent their taxable-equivalent yield.




                                  ----------------------------------------------------------------------------------
                                                                   Over one year to             Over five years to
                                     Less than one year               five years                    ten years
                                  ------------------------      -----------------------       ----------------------
                                                  Weighted                     Weighted                     Weighted
                                  Carrying        Average       Carrying        Average       Carrying       Average
                                    Value          Yield         Value           Yield          Value         Yield
                                  --------        --------      --------       --------       --------      --------
                                                                (Dollars in thousands)
Corporate notes and bonds         $  1,991         5.36%              -             -                            -
State and municipal obligations          -            -         $   373          6.47%         $   811        6.11%
                                  --------                      -------                        -------
                                  $  1,991                      $   373                        $   811
                                  ========                      =======                        =======



                                   ---------------------------------------------------------------------------------
                                       Over ten years                                  Total
                                   -----------------------     -----------------------------------------------------
                                                                Average
                                                  Weighted     Remaining                      Estimated     Weighted
                                   Carrying       Average       Years to       Carrying         Fair         Average
                                     Value         Yield        Maturity         Value          Value         Yield
                                   --------       --------     ---------       --------       --------      --------
                                                                (Dollars in thousands)
Corporate notes and bonds               -             -          0.2           $  1,991       $ 2,001         5.36%
State and municipal obligations         -             -          5.8              1,184         1,217         6.22%
                                   --------                                    --------       -------
                                        -                                      $  3,175       $ 3,218
                                   ========                                    ========       =======

Available for Sale. At September 30, 1996, the Company had securities available for sale with a carrying value and estimated market value of $58.5 million. Of the total, $23.5 million were U.S. Treasury or agency obligations, $5.9 million were state and municipal securities, $7.6 million were corporate notes and bonds, $4.8 million were asset-backed securities and $16.8 million were marketable equity securities, primarily shares of mutual funds invested in bank or thrift eligible securities.

SOURCES OF FUNDS

GENERAL
The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, including brokered deposits, proceeds from principal and interest payment on loans, mortgage-backed and related securities and debt and equity securities, FHLB advances, and to a lesser extent, reverse repurchase agreements. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels, or they also may be used on a longer-term basis to support expanded lending or investment activities.* The Company utilizes advances from the FHLB and reverse repurchase agreements as sources for its borrowings. The Company is currently utilizing its capital position to increase assets by investing in primarily mortgage-backed or REMIC securities with adjustable rates or short and medium terms and financing the purchases with advances from the FHLB that generally match the expected maturity duration of the respective securities. At September 30, 1996 and 1995, the Company had advances from the FHLB of $373.6 million or 26.6% of total assets and $330.1 million or 27.8% of total assets, respectively. The Company had no outstanding reverse repurchase agreements at September 30, 1996. At September 30, 1995, the Company had reverse repurchase agreements outstanding of $13.5 million or 1.1% of total assets. Of the Company's outstanding FHLB advances at September 30, 1996, $12.5 million will mature before September 30, 1997. Based on sources and uses of funds projections, it is anticipated that all of the maturing advances, which represent 3.3% of the total FHLB advances outstanding, will be repaid upon their maturity dates.*

DEPOSITS
The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of demand accounts (non-interest bearing checking, NOW, MMDA and passbook) and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas in which its branches are located, and the Company relies principally on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types of advertising and promotion to attract and retain deposit accounts also are used. For several years, the Company also has used brokered deposits as a funding source for its business activities. The brokered deposits are used to fund both general operating activities of the Company and to fund the Company's leverage program. At September 30, 1996, the Company had $138.6 million of brokered deposits, representing 15.8% of total deposits, compared to $38.0 million or 5.5% of total deposits at September 30, 1995. The increase in brokered deposits has occurred because the Company has used such certificates in its plan to fund additional earning assets to increase net interest income, primarily mortgage-backed and related securities. In addition, the Company has used brokered deposits to fund some operational activities when such funds offer a better or quicker funding source than retail deposits or FHLB advances.

Management monitors the Company's certificate accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity. However, management believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to branch location or other intangible reasons. Management considers Company profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors in deposit offerings and promotions. The Company has been competitive in the types of accounts and interest rates it has offered on its deposit products. The Company intends to continue its efforts to attract deposits as a primary source of funds for supporting its lending and investing activities. The Company has lowered the rates on its deposit accounts in the last two years because of generally lower market interest rates.

At September 30, 1996, the Company had outstanding $25.7 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                                Amount at
                                                            September 30,1996
                                                            -----------------
                                                             (IN THOUSANDS)
        Three months or less                                    $     4,562
        Over three through six months                                 8,078
        Over six months through twelve months                         6,186
        Over twelve months                                            6,873
                                                                -----------
                    Total                                       $    25,699
                                                                ===========

The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented. In this table, brokered deposits are included with certificates.

                                                          September 30,
                            -------------------------------------------------------------------------
                                           1996                                    1995
                            -----------------------------------    ----------------------------------
                                          Percent       Average                   Percent     Average
                                          of Total      stated                    of Total    stated
                              Amount      Deposits       rate        Amount       Deposits     rate
                            ---------     --------      -------    ---------      --------    -------
                                                      (Dollars in thousands)
Demand deposits:
   Non-interest bearing     $  34,377        3.9%           -      $  26,879        3.9%          -
   Interest bearing            39,710        4.5%        1.49%        42,687        6.2%       1.47%
Passbook accounts              79,362        9.0%        2.87%        87,678       12.7%       2.75%
Money market
   demand accounts            176,838       20.2%       4.53%        121,016       17.6%       4.55%
Certificates                  547,397       62.4%       5.60%        410,088       59.6%       5.81%
                            ---------      -----                   ---------      -----
Total deposits              $ 877,684      100.0%       4.74%      $ 688,348      100.0%       4.78%
                            =========      =====                   =========      =====


                                        September 30,
                             ----------------------------------
                                            1994
                             ----------------------------------
                                           Percent      Average
                                           of Total     stated
                              Amount       Deposits      rate
                             ---------     --------     -------
                                  (Dollars in thousands)
Demand deposits:
   Non-interest bearing      $  18,663        3.3%         -
   Interest bearing             30,552        5.4%      1.50%
Passbook accounts               95,504       16.8%      2.60%
Money market
   demand accounts              91,055       16.0%      4.00%
Certificates                   334,118       58.5%      4.80%
                              --------      -----
Total deposits                $569,892      100.0%      3.97%
                              ========      =====

BORROWINGS AND OTHER FINANCING TRANSACTIONS
Although deposits are the Company's largest source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The Company utilizes borrowings as part of its asset/liability investment strategy. Borrowings are collateralized when management believes it can profitably re-invest those funds for the benefit of the Company. The Company obtains advances from the FHLB. These advances are collateralized by the capital stock of the FHLB held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Additionally, the Company is currently utilizing its capital position to increase assets by investing in primarily mortgage-backed REMIC securities with adjustable rates or short and medium terms and financing the purchases with advances from the FHLB that generally match the expected maturity duration of the respective securities. The maximum amount the FHLB will advance to member institutions for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the OTS and the FHLB. At September 30, 1996, the Company's FHLB advances totaled $373.6 million, representing 29.2% of total liabilities, up from the $330.1 million outstanding at September 30, 1995. At September 30, 1996, the Company had a borrowing capacity available of $116.3 million from the FHLB, however, additional securities may have to be pledged as collateral.

The Company's borrowings from time to time include reverse repurchase agreements. The form of reverse repurchase agreement used by the Company involves the sales of securities owned by the Company with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 days to six months. These transactions are treated as borrowings collateralized by the securities sold and are therefore included as other borrowings on the Company's Consolidated Financial Statements. These transactions are authorized by the Company's Investment Policy and are governed by agreements with primary government dealers under PSA Master Repurchase Agreements. At September 30, 1996 and 1995, the Company had zero and $13.5 million, respectively, of reverse repurchase agreements.

While increases in borrowings and changes in the collateralization levels due to market interest rate changes could require the Company to add collateral to secure its borrowings, the Company does not anticipate having a shortage of qualified collateral to pledge against its borrowings.

The following table sets forth certain information regarding the Company's FHLB advances, borrowed funds and reverse repurchase agreements at or for the periods ended on the dates indicated.


                                            At or for the year ended September 30,
                                         --------------------------------------------
                                             1996           1995           1994
                                         --------------  -------------  -------------
                                                     (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding              $344,787        $330,253       $245,965
  Maximum amount outstanding at any
    month-end during the year               373,569         343,505        323,505
  Balance outstanding at end of year        373,569         330,073        310,505
  Weighted average interest rate
    during the year (1)                       5.43%           5.60%          4.44%
  Weighted average interest rate at
    end of year                               5.45%           5.61%          4.97%
  Reverse repurchase agreements:
   Average balance outstanding             $    703        $ 10,062       $  4,640
   Maximum amount outstanding at any
    month-end during the year                     -          30,432         22,305
   Balance outstanding at end of year             -          13,521          5,501
   Weighted average interest rate
    during the year (1)                       5.81%           5.69%          4.59%
   Weighted average interest rate at
    end of year                                   -           5.81%          4.75%
  Total advances and reverse repurchase
   agreements:
   Average balance outstanding             $345,490        $340,315       $250,605
   Maximum amount outstanding at any
    month-end during the year               373,569         365,937        345,810
   Balance outstanding at end of year       373,569         343,594        316,006
   Weighted average interest rate
    during the year (1)                       5.43%           5.61%          4.44%
   Weighted average interest rate at
    end of year                               5.45%           4.97%          4.97%

------------------------
(1)  Computed on the basis of average daily balances.

SUBSIDIARY ACTIVITIES
During the fiscal year ended September 30, 1996, the Bank had four wholly-owned subsidiaries: St. Francis Insurance Corp. ("S-F Insurance"), St. Francis Equity Properties, Inc. ("S-F Equity"), S-F Mortgage Corp. ("S-F Mortgage") and SF Investment Services ("SF Investment").

S-F Insurance. S-F Insurance offers credit life and disability insurance on consumer and mortgage loans sold exclusively through licensed agents who also are employees of the Bank. The Bank is reimbursed by S-F Insurance for administration and sales services provided by the Bank. At September 30, 1996, the Bank's total investment in S-F Insurance was approximately $165,000 and S-F Insurance's assets of $167,000 consisted primarily of cash.

S-F Equity Properties. S-F Equity Properties ("SFEP") is a Wisconsin corporation incorporated in February 1993 to own, operate and develop multi-family rental property, either as a limited partner or through other ownership status, for investment and subsequent resale. Properties include projects for low-to-moderate income housing, which would qualify for tax credits under Section 42 of the Internal Revenue Code (the "Code"). SFEP is currently a limited partner in 20 projects and has committed to equity investments in an additional five projects within the state of Wisconsin. Additionally, the Bank has provided financing or committed to provide financing to 24 of the projects. However, the primary return to the Company on these projects is in the form of tax credits earned over the first ten years of the projects life. At September 30, 1996, the Bank had loans outstanding to such projects of $21.3 million. At September 30, 1996, the Bank's total investment in S- F Equity was approximately $1.5 million and S-F Equity's assets of $37.7 million consisted primarily of its interests in the properties developed.

S-F Mortgage. S-F Mortgage is presently an inactive subsidiary which has not engaged in business during the past five years. The Company has no current plans to activate S-F Mortgage. At September 30, 1996, the Bank's total investment in S-F Mortgage was approximately $184,000 and S-F Mortgage's assets of $185,000 consisted primarily of cash.

SF Investment. SF Investment is a company incorporated in Nevada for the purpose of managing a portion of the Bank's investment portfolio. At September 30, 1996, the Bank's total investment in SF Investment was approximately $252.6 million and the assets consisted of primarily mortgage-related securities.

Bank Wisconsin has two wholly-owned subsidiaries: Bank Wisconsin Insurance Services ("BW Insurance") and BWS Investment Services ("BWS Investment"). BW Insurance is presently an inactive subsidiary which has not engaged in any business during the year ended September 30, 1996. Bank Wisconsin's investment in BW Insurance is $11,000. BWS Investment is a company incorporated in Nevada for the purpose of managing a portion of Bank Wisconsin's investment portfolio. At September 30, 1996, Bank Wisconsin's total investment in BWS Investment was approximately $12.5 million and the assets consisted of primarily mortgage-related securities.

PERSONNEL
As of September 30, 1996, the Company had 261 full-time employees and 82 part-time employees. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good.

FEDERAL TAXATION

GENERAL
The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Company and does not purport to be a comprehensive description of all applicable tax rules.

Historically, for federal income tax purposes, the Company has reported its income and expenses primarily on the hybrid method of accounting and has filed its consolidated federal income tax returns on this basis through September 30, 1987. Since 1987, the Company has been an accrual taxpayer. Both before and after the Conversion, the Company is and will be subject to the rules of federal income taxation applicable to corporations. Generally, the Internal Revenue Code requires that all corporations, including the Company, compute taxable income under the accrual method of accounting. For its taxable year ended September 30, 1996, the Company was subject to a maximum federal income tax rate of 35%. The Company was audited by the IRS for taxable years through the year ended September 30, 1993.

BAD DEBT RESERVES
For the taxable years beginning before 1996, savings institutions, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Each year the Bank will review the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

For the taxable years beginning before 1996, earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends to the Company without the payment of income taxes by the Bank at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for federal income tax purposes could create a tax liability for the Company. The Bank does not intend to pay dividends that would result in a recapture of its bad debt reserves.

On August 20, 1996, the President signed the Small Business Job Protection Act of 1996 ("the Act"). The Act repealed the reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions such as the Bank with more than $500 million in assets are now required to use the specific charge-off method. The Act also grants partial relief from the bad debt reserve recapture "recapture" which occurs in connection with the change in method of accounting. The pre-1988 reserves are not required to be included in income in connection with the change in method of accounting. In addition, the Act suspends recapture of post-1987 reserves for a period of two years, conditioned on the institution's compliance with certain residential loan requirements. Institution's can meet this residential loan requirement if the principal amount of residential loans made during a taxable year was not less than the "base amount" for such year. The base amount is determined on an institution-by-institution basis, and constitutes the average of the principal amounts of residential loans made by an institution during the six most recent taxable years. Notwithstanding the foregoing, institutions will be required to pay for recaptured post-1987 bad debt reserves ratably over a six-year period starting in 1998. Since provisions for deferred income tax have been provided for on post-1987 bad debt reserves, there will not be any additional income tax expense to the Bank on recapture.

CORPORATE ALTERNATIVE MINIMUM TAX
For taxable years beginning after December 31, 1986, the Internal Revenue Code imposes an alternative minimum taxable income ("AMTI") which is imposed at a rate of 20%. For the taxable years beginning before 1996, the excess of the bad debt reserve deduction using the percentage of taxable income method, over the deduction that would have been allowable under an experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. From time to time the Company may be subject to AMT tax. The Company was subject to an environmental tax liability for the year ended September 30, 1995, which was not material.

DISTRIBUTIONS
To the extent that (i) the Company's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Company makes "non-dividend distributions" to shareholders that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Company's taxable income. Non-dividend distributions include distributions in excess of the Company's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid of the Company's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Company's bad debt reserves.

The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt loans, such as for the payment of dividends or other distributions with respect to the Company's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state taxes). See "Dividend Policy" and "Regulation" for limits on the payment of dividends of the Bank and the Company.

STATE TAXATION
The State of Wisconsin imposes a tax on the Wisconsin taxable income of corporations, including savings institutions, at the rate of 7.9%. Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes and net operating losses may be carried forward but not back. Wisconsin law does not provide for filing of consolidated state income tax returns. The Company was audited by the Wisconsin Department of Revenue for taxable years through September 30, 1990. The results of the audit assessment, which resulted in an additional $620,000 of taxes, have been taken into account in calculating income tax expenses. The Company is contesting virtually all of the audit assessment, but the results or timing of its challenge is unknown.


REGULATION

The Company is a bank holding company registered with and subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is also a savings and loan holding company registered with and subject to regulation by the Office of Thrift Supervision (the "OTS") under the Home Owners' Loan Act of 1993, as amended (the "HOLA"). The Company is required to file certain reports and otherwise comply with the rules and regulations of the OTS, the FRB, and the Securities and Exchange Commission (the "SEC") under the federal securities laws. The Bank, as a federally chartered savings bank, is subject to regulatory oversight by its primary regulator, the OTS. Bank Wisconsin, as a state chartered commercial bank, is subject to regulatory supervision by the Wisconsin Department of Financial Institutions, Division of Banking (the "Division") and the Federal Deposit Insurance Corporation, (the "FDIC"), its primary federal regulator.

HOLDING COMPANY REGULATIONS
The BHCA requires the Company to obtain prior FRB approval before it may acquire substantially all of the assets of any bank, or ownership or control or any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

The BHCA limits the activities of bank holding companies to managing, controlling and servicing their subsidiary banks and to engaging in certain non-banking activities determined by the FRB to be so "closely related" to banking as to be a "proper incident" thereto. With the exception of such closely related activities, bank holding companies are prohibited from acquiring direct or indirect ownership of more than 5% of the voting stock of any company which is not a bank. The FRB has also permitted bank holding companies to engage in certain additional activities on a case-by-case basis.

The Company must obtain approval from the OTS before acquiring control of more than 5% of the voting shares of any other SAIF - insured institution. Such acquisitions generally are prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

REGULATION OF FEDERAL SAVINGS BANKS
The OTS has extensive regulatory and supervisory authority over the operations of the Bank. This regulation and supervision established a comprehensive framework of activities in which the Bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The OTS also has enforcement authority over the Bank and the Company, and their affiliated parties. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws or regulations or for unsafe or unsound practices. Other actions or inaction may provide the basis for enforcement actions, including misleading or untimely reports filed with the OTS.

The Bank is required to file periodic reports with the OTS Regional Director and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted, examiners may, among other things, require the Bank to provide for higher general or specific loan loss reserves or write down the value of certain assets. The last regular examination by the OTS was in June 1996.

ASSESSMENTS
Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's OTS assessment for the six month period ended June 30, 1996 was $115,000, based on the Bank's assets as of March 31, 1996 of $1.2 billion and the current OTS assessment rate.

QUALIFIED THRIFT LENDER REQUIREMENT
In order for the Bank to exercise the powers granted to SAIF-insured institutions and maintain full access to Federal Home Loan Bank ("FHLB") advances, it must qualify as a qualified thrift lender ("QTL"). Under the HOLA and OTS regulations, savings institutions are required to maintain a level of qualified thrift investments equal to at least 65% of its "portfolio assets" (as defined by statute) on a monthly basis for nine out of twelve months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of the residential mortgages and related investments. As of September 30, 1996, the Company maintained 95.9% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

WISCONSIN COMMERCIAL BANK REGULATION
As a Wisconsin chartered commercial bank, Bank Wisconsin is authorized to make loans and investments, provided that the total liabilities of any person, partnership, corporation or bank shall not exceed 20% of the capital of the bank, with certain exceptions.

Bank Wisconsin may also invest funds in certain types of debt and equity securities, including obligations of local governments and agencies.
Investment of debt securities in local government units may not exceed 50% of the capital of the bank, and temporary borrowings of any local government unit maturing within one year from the date of issues may not exceed 60% of the bank's capital and surplus. Bank

Wisconsin may invest in equity positions, such as profit-participation projects, in an amount determined by the Division.

Bank Wisconsin is subject to statutory and regulatory restrictions on a wide variety of activities. Subject to regulatory approval, Bank Wisconsin may, directly or through a subsidiary, undertake any activity, exercise any power or offer any financially related product or services that any other provider of financial products or services may undertake, exercise or provide or that the Division finds to be financially related.

The Division examines the affairs of Bank Wisconsin on an annual basis. The Division will assess Bank Wisconsin fees in connection with any examination, as well as an annual assessment for maintenance of the Division's Office. Based on the assessment rates published by the Division and Bank Wisconsin's total assets of $92.1 million at December 31, 1995, the Bank paid approximately $3,000 in assessments for the year ending December 31, 1996.

FEDERAL REGULATIONS
Both the Bank and Bank Wisconsin are subject to federal regulations which address various issues including, but not limited to insurance of deposits, capital requirements, and community reinvestment requirements.

-   INSURANCE OF DEPOSITS
    The Bank's deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC while Bank Wisconsin's deposits are insured up to applicable limits under the Bank Insurance Fund ("BIF") of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized". These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessments risk classifications, with reduced insurance rates paid by well capitalized, financially sound institutions and higher rates paid by undercapitalized institutions that pose a substantial risk of loss to the insurance fund unless effective corrective action is taken.

    Under the Federal Deposit Insurance Act (the "FDI Act"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Division. Management of the Company does not know of any practice, condition or violation that might lead to the termination of deposit insurance. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Regulatory Legislative Developments."


-   CAPITAL REQUIREMENTS

    FDIC REGULATION
    Bank Wisconsin is required to follow FDIC capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. Under the FDIC capital regulations, Bank Wisconsin is required to meet the following capital standards: (i) "Tier 1 capital" in an amount not less than 3% of total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk-weight assets.

    The following table summarizes Bank Wisconsin's capital ratios and the ratios required by federal regulators at September 30, 1996:



                                          Regulatory
                                         Requirement             Capital            Excess Capital
                                      ------------------    ------------------    ------------------
           Capital Standard           Amount     Percent    Amount     Percent    Amount     Percent
           ----------------           -------    -------    ------     -------    ------     -------
                                                          (Dollars in thousands)
     Tier 1 capital/average assets      2,890      3.00%      8,789      9.12%      5,899      6.12%
     Tier 1 capital/risk-based          2,840      4.00%      8,789     12.38%      5,949      8.38%
     Total capital/risk-based           5,680      8.00%      9,478     13.35%      3,798      5.35%

    FDIC-regulated institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage limit" requirement). For all other FDIC-insured institutions, the minimum leverage limit requirement is 3% of total assets plus at least an additional 100 to 200 basis point. Tier 1 capital is defined to include the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights). An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director that details the steps it will take to reach capital compliance.

    Bank Wisconsin also is required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary capital (Tier 2). Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk-weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off-balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The weighted sum of the four risk-weighted categories equals risk-weighted assets.

    OTS REGULATION
    The OTS capital regulations require savings institutions to meet three capital standards: (i) "core capital" in an amount not less than 3% of adjusted total assets; (ii) "tangible capital" in an amount not less than 1.5% of adjusted total assets; and (iii) "risk-based capital" of an least 8% of risk-weighted assets. Savings institutions must meet all of the standards in order to comply with the capital requirements.

    The following table summarizes the Bank's capital ratios and the ratios required by federal regulations at September 30, 1996:


                                         Regulatory
                                        Requirement             Capital            Excess Capital
                                     ------------------    ------------------    ------------------
           Capital Standard          Amount     Percent    Amount     Percent    Amount     Percent
           ----------------          ------     -------    ------     -------    ------     -------
                                                         (Dollars in thousands)
     Tangible capital                 19,457      1.50%     89,092      6.86%     69,635      5.37%
     Core capital                     38,915      3.00%     89,092      6.86%     50,177      3.86%
     Risk-based capital               56,576      8.00%     92,764     13.12%     36,188      5.12%

    The minimum core capital requirement is 3% of adjusted total assets (the "leverage limit" requirement). Core capital is defined to include common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and any related surplus, and minority interests in equity amounts of consolidated subsidiaries, less any unidentifiable intangible assets (other than limited amounts of purchased mortgage servicing rights, supervisory goodwill and other intangibles that meet certain salability and market valuation tests); and equity and debt investments in subsidiaries which are not "includable subsidiaries." Includable subsidiaries are defined as subsidiaries engaged solely in activities permissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities.

    Each saving institution must also maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as defined above. Supplementary capital includes permanent capital instruments such as, cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, maturing capital instruments such as, subordinated debt, intermediate-term preferred stock and mandatory redeemable preferred stock, subject to an amortization schedule, and general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets. The OTS risk-based capital regulation, like the FDIC regulation described above, assigns each balance sheet asset held by a savings institution to one of five risk categories based on the amount of credit risk associated with that particular class of asset.

-   COMMUNITY REINVESTMENT ACT
    Under the Community Reinvestment Act of 1977, as amended (the "CRA"), a depository institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal regulators to assess the institution's record of meeting with the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings and requires an institution's primary regulator to provide a written evaluation of an institution's performance. The Bank's latest CRA rating, received in May 1996, was "Outstanding," and Bank Wisconsin's latest CRA rating, received in March 1996, was "Satisfactory".

    On May 4, 1995, the federal banking regulators adopted a final rule ("Final CRA Rule") governing compliance with CRA. The Final CRA Rule eliminates the previous CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final CRA Rule will be phased in over a period of time and become fully effective by July 1, 1997. Under the Final CRA Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three assessment tests relating to lending, investment and service.

    The lending test analyzes lending performance using five criteria: (i) the number and amount of loans in the institution's assessment area, (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and in the number and amount of loans in the institution's assessment area,
    (ii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iii) the number and amount, as well as the complexity and innovativeness of an institution's community development lending and (iv) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas.

    The investment test analyzes investment performance using four criteria:
    (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors.

    The service test analyzes service performance using six criteria: (i) the institution's branch distribution among low-, moderate-, middle-, and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate- income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services, (iv) the rate of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and (vi) the innovativeness and responsiveness of community development services provided.

    Financial institutions with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary or a holding company with assets if less than $1 billion, will be evaluated under a streamlined assessment method based primarily on its lending record. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related businesses and farms of different sizes, the geographic distribution of its loan, and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a "strategic plan" and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan.

    The data collection requirements under the revised regulation were effective January 1, 1996, with the reporting requirements to be effective January 1, 1997. Evaluations under the lending, investment and service tests generally will begin July 1, 1997, although evaluations under the small institution performance standards, which will not utilize newly required data, began January 1, 1996. In addition, beginning January 1, 1996, any institution may submit a strategic plan for approval or elect to be examined under the revised performance tests, if the institution provides the necessary data.

FEDERAL HOME LOAN BANK SYSTEM
The Federal Home Loan Bank System, consisting of twelve FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

The Bank and Bank Wisconsin, as members of the FHLB-Chicago, are required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. Further, at no time shall advances (borrowings) from the FHLB-Chicago exceed 20 times the amount paid by such member for FHLB-Chicago capital stock. The Bank and Bank Wisconsin are in compliance with these requirements with a total investment in FHLB-Chicago stock of $19.0 million at September 30, 1996.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At September 30, 1996, the Bank and Bank Wisconsin had $373.6 million in advances from the FHLB-Chicago. See "Business of the Company."

RESERVE REQUIREMENTS
Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions which maintain transaction accounts or non- personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts). Under Regulation D, a depository institution must maintain average daily reserves equal to 3% on the first $52.0 million of transaction accounts. There has been a 0% reserve requirement on non-personal deposits since December 27, 1990. In addition, the first $4.3 million of otherwise reservable liabilities are exempt from the reserve requirement. These percentages and tranches are subject to adjustment by the FRB. As of September 30, 1996, the Bank and Bank Wisconsin met Regulation D reserve requirements.

OTHER FEDERAL LAWS

RESTRICTIONS ON LOANS TO INSIDERS
Federal regulations establish limits on the total amount an institution may lend to its executive officers, directors, and principal shareholders, and their related interests (collectively referred to in this section as "insiders"). Generally, an insider may borrow an aggregate amount not exceeding 15% of the institution's unimpaired capital and unimpaired surplus on an unsecured basis and an additional 10% on a secured basis. The regulations limit, with certain exceptions, the aggregate amount a depository institution may lend to its insiders as a class to an amount not exceeding the
institution's unimpaired capital and unimpaired surplus.   FRB regulations also
provide for certain exceptions from the definition of "extension of credit" that pose a minimal risk to institutions, including extensions of credit secured by obligations fully guaranteed by the federal government, unconditional takeout commitments or guarantees of any U.S. agency, department or wholly-owned corporation, or a segregated deposit account at the institution.

When extending credit to an insider, an institution must apply underwriting policies and procedures no less stringent than those applied for comparable transactions with non-insiders. Generally, all loans to insiders must be approved by a majority of the institution's disinterested directors. Any credit extension to an executive officer must be reported to the board of directors, include a current financial statement of the borrower, and include a demand feature which permits the institution to call the loan if the officer's borrowings from other institutions aggregated with the loan exceeds applicable limits. An insider cannot knowingly receive, or permit a related interest to receive, a loan that violates applicable regulations. Neither the Bank nor Bank Wisconsin have been significantly affected by such restrictions on loans to insiders.

TRANSACTIONS WITH AFFILIATES
Both the Bank and Bank Wisconsin must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates. Generally, Sections 23A and 23B limit the extent to which the insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions. Exemptions from 23A or 23B may be granted only by the Federal Reserve Board. The Company has not been significantly affected by such restrictions on transactions with affiliates.

FEDERAL SECURITIES LAWS
The Company's Common Stock is registered with the SEC under Section 12(g) of the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other restrictions and other requirements of the SEC under the Exchange Act.

ITEM 2.  PROPERTIES

The Company conducts its business through 15 full-service locations, two limited service offices in residential retirement communities and two loan production offices. Seven of the full-service branches are located in Milwaukee County, four are in Waukesha County, two are in Washington County, one in Ozaukee County, and one is in Walworth County. Management believes the current facilities are adequate to meet the present and immediately foreseeable needs of the Company. A listing of the Company's offices is as follows:


                                                                                   LEASE              NET
                                              YEAR            OWNED OR          EXPIRATION           BOOK
LOCATION                                      OPENED           LEASED              DATE              VALUE
--------                                      ------           ------              ----             -------
FULL SERVICE OFFICES:
Milwaukee/St. Francis Home Office (1)          1923             Owned                -            $  2,848,000
3545 South Kinnickinnic Avenue
Milwaukee, WI  53235

Thiensville Office (1)                         1975             Owned                -                 429,000
153 North Main Street
Thiensville, WI  53092

Muskego Office (1)                             1976             Owned                -                 455,000
S74 W17100 Janesville Road
Muskego, WI  53150

Elmbrook/Wauwatosa Office (1)                  1977             Owned                -                 857,000
2360 North 124th Street
Milwaukee, WI  53226

West Allis Office (1)                          1978             Owned                -                 693,000
9330 West Greenfield Avenue
West Allis, WI  53214

Greendale Office (1)                           1980            Leased              2030                456,000
5499 South 76th Street                                       (Land Only)
Greendale, WI  53129

Cudahy Office (1)                              1980             Owned                -               1,545,000
6042 South Packard Avenue
Cudahy, WI  53110

Milwaukee/Downtown Office (1)                  1981            Leased              1999                 77,000
142 West Wisconsin Avenue
Milwaukee, WI  53203

Wauwatosa Village Office (1)                   1984            Leased              1997                 71,000
6810 West State Street
Wauwatosa, WI  53213

Waukesha Office (1)                            1986            Leased              2021                479,000
2116 East Moreland Blvd.                                     (Land Only)
Waukesha, WI  53186

New Berlin Office (1)                          1988            Leased              2027                397,000
3670 South Moorland Road                                     (Land Only)
New Berlin, WI  53151

Kewaskum Office (2)              1994     Owned          -            365,000
1225 Fond du Lac Avenue
Kewaskum, WI    53040

Hartford Office (2)              1994     Owned          -            633,000
709 Grand Avenue
Hartford, WI    53027

Lake Geneva (1)                  1996     Owned          -          1,075,000
401 Broad Street
Lake Geneva, WI  53147

Menomonee Falls (2)              1996     Owned          -            911,000
N88 W16586 Appleton Avenue
Menomonee Falls, WI  53051-0864

LIMITED SERVICE OFFICES:

Tudor Oaks Office (1)            1977    Leased       Monthly           1,000
S77 W12929 McShane Drive
Muskego, WI  53150

Alexian Village Office (1)       1978    Leased        2003             1,000
9301 North 76th Street
Milwaukee, WI  53223

LOAN PRODUCTION OFFICES:

International Building (1)       1994    Leased        2004            28,000
611 W. National Avenue
Milwaukee, WI  53204

MEC (1)                          1994    Leased       Monthly               -
2821 N. Fourth Street
Milwaukee, WI  53202

5912 75th Street (1)             1994    Leased        2003            88,000
Kenosha, WI  53142

                                          Total Net Book Value:   $11,409,000
                                                                  ===========


     (1) Office of St. Francis Bank, F.S.B.
     (2) Office of Bank Wisconsin

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved as a plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the three months ended September 30, 1996.

Executive Officers of the Registrant Who Are Not Directors

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected, nor are there any family relationships among them.

JAMES C. HAZZARD, age 51, is President of Bank Wisconsin, one of the Company's subsidiary. Mr. Hazzard has held his position with Bank Wisconsin since its inception in 1994. Prior to joining Bank Wisconsin, Mr. Hazzard served as President and Chief Executive Officer of Associated Bank/F&M Bank Menomonee Falls, Wisconsin.

BRUCE R. SHERMAN, age 51, is a Vice President of the Company and Senior Vice President and Treasurer of the Bank. Mr. Sherman has held his position with the Bank since 1984, and became Vice President of the Company in June 1993. From 1973 until joining the Bank, Mr. Sherman was with the public accounting firm of Ernst & Whinney.

BRIAN T. KAYE, age 55, is Secretary of the Company and Secretary and Executive Vice President of the Bank. Mr. Kaye has held the position of Executive Vice President of the Bank since August 1989 and his position of Secretary of the Bank since July 1990, and became Secretary of the Company in November 1992. Mr. Kaye was a Senior Vice President of First Financial Bank, F.S.B. from 1988 until joining the Bank. From 1982 to 1988, he was a Senior Vice President of National Savings & Loan. Prior to joining the Bank, Mr. Kaye served as Deputy Commissioner of the Wisconsin Office of Commissioner of Savings & Loan.

JON D. SORENSON, age 41, is Chief Financial Officer and Treasurer of the Company and Senior Vice President of the Bank. Mr. Sorenson became Chief Financial Officer and Treasurer of the Company in November 1992, and has held his position with the Bank since December 1992. From September 1990 to December 1992, Mr. Sorenson was a Vice President of the Bank. From 1985 to 1990, Mr. Sorenson was Vice President- Assistant Controller of First Bank System, a bank holding company. From 1982 to 1985, he was a Vice President and Treasurer of First Federal Savings-Eau Claire.

WILLIAM T. JAMES, age 37, is Assistant Vice President of the Company and Vice President of the Bank. Mr. James became Assistant Vice President of the Company in June 1993, and has held his position with the Bank since April 1991. Mr. James joined the Bank in 1983.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is currently being traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System over-the-counter exchange under the symbol of STFR. Information required by this item is incorporated by reference to the "Quarterly financial information (unaudited)" shown in Note 19 to Notes to Consolidated Financial Statements and the "Earnings per share" Note 13 to Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

As of October 31, 1996, there were approximately 1,300 holders of record and approximately 4,500 beneficial holders owning a total of 5,381,064 shares.

The Company paid quarterly dividends of $0.10 per share starting November 1995 and has increased the dividend to $0.12 per share effective November 1996. No dividends were paid prior to November 1995. While there can be no assurance of the payment of future dividends, the Company anticipates that future dividends, if paid, would be paid on a quarterly basis in February, May, August and November. Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including regulatory restrictions which affect the payment of dividends by the Company's subsidiaries to the Company.

On November 7, 1996, the Company announced it had completed the repurchase of 282,945 shares, or 5% of its common stock outstanding at an average price of $25.75 per share. The repurchased shares were classified as treasury shares and may be used for general corporate purposes.

On November 7, 1996, the Company announced it had adopted a share repurchase program for its common stock. The Company plans to purchase up to 10%, or 538,100 shares over a twelve month period commencing November 11, 1996 depending on market conditions. The repurchased shares will become treasury shares and will be used for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.



                                                                                      September 30,
(In thousands)                                                 1996          1995         1994           1993          1992
--------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA:
Total assets                                               $1,404,116    $1,189,215    $1,026,806      $812,473      $688,850
Cash and cash equivalents                                      22,459        20,780        15,951        11,753        27,384
Loans receivable, net                                         610,699       513,308       427,753       324,387       297,964
Mortgage loans held for sale                                   20,582         1,138         2,978        10,043        18,394
Securities held to maturity                                     3,175        49,928        23,804        28,813        13,879
Mortgage-backed and related securities held to maturity        71,432       157,495       159,178       370,562       263,311
Mortgage-backed and related securities available for sale     521,280       360,077       336,772        32,655        33,758
Deposits                                                      877,684       688,348       569,892       552,004       537,444
Advances from the FHLB and other borrowings                   375,034       345,681       317,317       122,180        77,581
Shareholders' equity                                          125,179       135,228       122,701       124,452        58,101


                                                                                  Year Ended September 30,
(In thousands, except per share data)                          1996           1995          1994          1993          1992
-------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
Total interest and dividend income                         $   92,097    $   83,787    $   60,133      $ 49,784      $ 55,335
Total interest expense                                         56,413        50,223        31,633        27,629        35,118
                                                           ----------    ----------    ----------      --------      --------
  Net interest income before provision for loan losses         35,684        33,564        28,500        22,155        20,217
Provision for loan losses                                       1,300           240           240            95           955
                                                           ----------    ----------    ----------      --------      --------
  Net interest income                                          34,384        33,324        28,260        22,060        19,262
Other operating income (expense), net
Loan servicing and loan related fees                            1,258         1,276         1,116         1,110         1,159
Gain (loss) on investments and mortgage-backed
  and related securities, net                                   3,311         2,576          (101)        2,351           259
Gain on sales of mortgage loans held for sale, net              1,057           261           137           649           799
Other operating income                                          4,988         4,218         2,342         1,829         1,616
                                                           ----------    ----------    ----------      --------      --------
  Total other operating income, net                            10,614         8,331         3,494         5,939         3,833
                                                           ----------    ----------    ----------      --------      --------
General and administrative expenses (1)                        31,622        22,679        19,381        16,205        15,400
                                                           ----------    ----------    ----------      --------      --------
Income before income tax expense and cumulative
  effect of change in accounting principle                     13,376        18,976        12,373        11,794         7,695
Income tax expense                                              2,911         6,277         4,336         4,625         3,965
                                                           ----------    ----------    ----------      --------      --------
  Income before cumulative effect of change in
    accounting principle                                       10,465        12,699         8,037         7,169         3,730
  Cumulative effect of change in accounting for
    income taxes                                                    -             -             -             -           280
                                                           ----------    ----------    ----------      --------      --------
      Net income                                           $   10,465    $   12,699    $    8,037      $  7,169      $  4,010
                                                           ==========    ==========    ==========      ========      ========
      Earnings per share                                   $     1.82    $     2.10    $     1.16      $   0.31           N/A
                                                           ==========    ==========    ==========      ========      ========

(1) General and administrative expenses for the year ended September 30, 1996 include the one-time special SAIF assessment of $4,155,000 discussed under Recent Regulatory Legislative Developments on page 58.

                                                                            At or For the Year Ended September 30,
                                                              1996            1995           1994            1993           1992
                                                           ----------      ----------     ----------      ----------     ----------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios (4)
  Return on average assets                                       0.82%           1.10%          0.87%           1.00%          0.60%
  Return on average equity                                       7.81           10.02           6.44            8.99           7.01
  Shareholders' equity to total assets                           8.92           11.37          11.95           15.32           8.43
  Average shareholders' equity to average assets                10.48           10.95          13.52           11.14           8.50
  Net interest spread during the period (1)                      2.56            2.56           2.61            2.63           2.68
  Net interest margin (1)                                        2.97            3.04           3.17            3.20           3.10
  General and administrative expenses to average assets          2.47            1.96           2.10            2.26           2.29
  Other operating income to average assets                       0.83            0.72           0.38            0.83           0.57
  Average interest-earning assets to average
                  interest-bearing liabilities                 108.73          110.37         115.94          114.13         107.76

Asset Quality Ratios
  Non-performing loans to gross loans (2)                        0.58            0.08           1.65            0.54           0.79
  Non-performing assets to total assets (2)                      0.28            0.53           0.75            0.29           0.46
  Allowance for loan losses to gross loans                       0.78            0.77           0.74            0.88           0.96
  Allowance for loan losses to non-performing loans (2)        134.11          943.52          44.99          161.33         120.95
  Allowance for loan losses to non-performing assets (2)       131.41           65.06          44.89          134.91          99.81
  Net charge-offs to average loans                               0.03            0.06           0.02            0.02           0.29

Regulatory Capital Ratios (3)
  Tangible ratio                                                 6.86            8.49           8.97           11.62           8.40
  Core ratio                                                     6.86            8.49           8.97           11.62           8.40
  Tier 1 risk-based ratio                                       12.60           16.57          18.97           23.57            N/A
  Total risk-based ratio                                        13.12           17.18          19.54           24.12          17.00

Other Data
  Number of deposit accounts                                   96,880          88,391         75,708          75,632         77,577
  Number of real estate loans outstanding                       3,888           4,018          3,741           3,569          3,969
  Number of real estate loans serviced                          7,101           6,579          6,272           5,854          5,600
  Mortgage loan originations (in thousands)                $  238,234      $  109,366     $  282,368      $  257,562     $  171,004
  Consumer loan originations (in thousands)                $   61,378      $   41,444     $   35,896      $   19,329     $   14,122
  Full service customer facilities                                 15              13            11               11             11

---------------

(1) Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2) Non-performing loans consist of nonaccrual loans and troubled debt restructurings. Non-performing assets consist of non-performing loans and foreclosed properties, which consist of real estate acquired by foreclosure or deed-in-lieu thereof.

(3)      Capital ratios are those of St. Francis Bank, F.S.B. only.

(4) Performance ratios for the year ended September 30, 1996 include the one-time special SAIF assessment of $4.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
St. Francis Capital Corporation (the "Company") is a multi-bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiaries, St. Francis Bank, F.S.B. (the "Bank"), a federally-chartered savings bank, and Bank Wisconsin ("Bank Wisconsin"), a state-chartered commercial bank. In June 1993, the Bank converted from a federally-chartered mutual savings institution to a stock savings institution. As part of the conversion, the Company acquired all of the outstanding common stock of the Bank. In November 1994, the Company completed the acquisition of the stock of Valley Bank East Central in Kewaskum, Wisconsin as well as the deposits and certain assets of the Hartford, Wisconsin branch of Valley Bank Milwaukee. The acquired bank offices were combined as a commercial bank named Bank Wisconsin.

The earnings of the Company depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of mortgage, consumer and commercial loans, mortgage-backed and related securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and borrowings from the Federal Home Loan Bank of Chicago (the "FHLB"). Net interest income is a function of the Company's net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of average ratio of interest-earning assets as compared to interest-bearing liabilities. The Company's earnings also are affected by the level of its other income, including loan servicing fees, deposit charges and fees and gains on trading assets and sales of loans and securities, as well as its level of non-interest expenses, including employee compensation and benefits, occupancy and equipment costs and federal deposit insurance premiums.

The Company's operating results are significantly affected by general economic conditions and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds likewise are heavily influenced by prevailing market rates of interest on competing investment alternatives, account maturities and the levels of personal income and savings in the Company's market areas.

FINANCIAL CONDITION
Total assets of the Company increased $214.9 million to $1.4 billion at September 30, 1996 from $1.2 billion at September 30, 1995. The increase was in loans receivable, including loans held for sale, which increased $116.8 million, and mortgage-backed and related securities, including securities available for sale, which increased $75.1 million. The increase in loans receivable was partially due to increases in mortgage loan originations and purchases. The mortgage loan purchases were of single-family mortgage loans either by direct purchase of individual loans from other local mortgage lenders or by purchases of pools of single-family mortgage loans originated in other parts of the country. The growth in assets was funded primarily by an increase in deposits of $189.3 million and an increase in advances and other borrowings of $29.4 million.

During the current fiscal year, the Company reclassified $88.4 million of mortgage-backed and related securities from held-to-maturity to available-for-sale. The reclassification was completed under guidance issued by the Financial Accounting Standards Board allowing a one-time reclassification of such securities. Mortgage-backed and related securities, including securities available for sale, increased to $592.7 million at September 30, 1996 from $517.6 million at September 30, 1995, which represented 42.2% and 43.5% of total assets, respectively. The increase was the result of purchasing short- and medium-term REMIC's and CMO's. These securities were financed primarily with advances from the Federal Home Loan Bank of Chicago (the "FHLB") and deposit growth, primarily brokered deposits. The Company is utilizing its capital position to increase earning assets by investing primarily in REMIC securities with short and medium terms of two to five years and financing the purchases with FHLB advances that generally match the expected average lives of the respective securities. These securities have credit ratings of A or better and primarily meet the Federal Financial Institutions Examination Council definition of low-risk securities. Management believes that this strategy will increase the earnings of the Company as well as limit its exposure to credit risk and future changes in interest rates. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of their lower level of interest rate risk and low credit risk in relation to the interest earned on such securities.

Total loans, including loans held for sale, increased to $631.2 million at September 30, 1996 from $514.4 million at September 30, 1995. Mortgage loans increased to $452.5 million during the year compared to $356.5 million in 1995. The Company increased loan origination activity during the year, originating $173.1 million of first mortgage loans compared to $54.8 million in the prior year. Additional activity in loans included mortgage loans sold for the year ended September 30, 1996 of $62.6 million, up from $24.8 million for the year ended September 30, 1995, and mortgage loans purchased during the year ended September 30, 1996 of $56.2 million, up from $28.8 million for the year ended September 30, 1995. The increase in mortgage loans purchased is primarily due to the Company's increase in purchases of one-to-four family ARM loans. Long-term 15- and 30- year fixed-rate loans are generally originated to be sold in the secondary market as are five and seven year balloon loans. Shorter-term ARM loans are originated both for sale in the secondary market and for the Company's loan portfolio. For the year ended September 30, 1996, the Company originated approximately $126.5 million of consumer and home equity loans, purchased $12.8 million and sold $15.1 million of these same types of loans, compared with originations of $96.0 million, purchases of $37.4 million and sales of $15.3 million for the year ended September 30, 1995.

Debt and equity securities, including those available for sale, increased $7.6 million to $61.7 million at September 30, 1996, from $54.1 million at September 30, 1995. Debt and equity securities are comprised primarily of U.S. Treasury Notes, tax-exempt obligations, mutual fund investments, preferred stock issues and commercial paper. During the current fiscal year, the Company reclassified $28.9 million of securities from held-to-maturity to available-for-sale. The reclassification was completed under guidance issued by the Financial Accounting Standards Board allowing a one-time reclassification of such securities.

Real estate held for investment increased $12.6 million to $36.9 million at September 30, 1996, from $24.3 million at September 30, 1995. Real estate held for investment consists of affordable housing projects in which a subsidiary of the Bank invests, which qualify for tax credits under Section 42 of the Internal Revenue Code. The subsidiary currently is a limited partner in 20 projects and has committed to equity investments in an additional five projects, all within the state of Wisconsin. Additionally, the Bank has provided financing or committed to provide financing to 24 of the projects. However, the primary return to the Company on these projects is in the form of income tax credits earned over the first ten years of the project.

Deposits increased $189.3 million to $877.7 million at September 30, 1996 from $688.3 million at September 30, 1995. The Company continued to sell certificates of deposit through investment brokers, which totaled $138.6 million at September 30, 1996, an increase of $100.6 million from the prior year. Additionally, a new totally-free checking account and various odd-term certificates of deposits were introduced during the year in an effort to attract deposits. Although the Company has experienced growth in its deposit liabilities during 1996, there can be no assurance that this trend will continue in the future.* The level of deposit inflows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings increased to $375.0 million at September 30, 1996, from $345.7 million at September 30, 1995. This increase is due primarily to the Company's previously discussed leveraging strategy to increase its earning assets through the purchase of short- and medium-term mortgage-related securities using FHLB advances as a funding source. In connection with this leveraging strategy, the Company has entered into interest rate swap agreements for some of the variable rate advances, swapping the variable rate for a fixed rate (fixed-pay, variable-receive). Interest rate swaps outstanding totaled $55 million and $65 million at September 30, 1996 and 1995, respectively. The swaps are designed to offset the changing interest payments of some of the Company's borrowings. The current fixed-pay, variable-receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. During the year ended September 30, 1996, the Company recorded a net reduction of interest expense of $413,000.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995 GENERAL
Net income for the year ended September 30, 1996 before a one-time significant charge increased $300,000 or 2.4% to $13.0 million from $12.7 million for the year ended September 30, 1995. The significant charge was a one-time industry-wide assessment of $2.5 million, after tax, for the recapitalization of the Savings Association Insurance Fund ("SAIF"). The Company reported actual net income of $10.5 million for the year ended September 30, 1996. The change was primarily the result of an increase in earning assets, which resulted in a $2.1 million increase in net interest income, a $2.3 million increase in other income and a $3.4 million decrease in income tax expense, partially offset by a $1.1 million increase in provision for loan losses and a $8.9 million increase in general and administrative expenses.

NET INTEREST INCOME
Net interest income before provision for loans losses increased $2.1 million or 6.3% to $35.7 million for the year ended September 30, 1996 compared to $33.6 million for the year ended September 30, 1995. The increase was due to an increase of $96.6 million in average earning assets, partially offset by a decrease in the net interest margin to 2.97% in 1996 from 3.04% in 1995.

Total interest income increased $8.3 million or 9.9% to $92.1 million for the year ended September 30, 1996 compared to $83.8 million for the year ended September 30, 1995. The increase in interest income was primarily the result of a $5.5 million increase in interest on loans and a $2.5 million increase in interest on mortgage-backed and related securities. The increase in interest on loans was due to increases in the average balance of loans to $553.7 million for the year ended September 30, 1996, as compared to $502.6 million for the year ended September 30, 1995, and an increase in the average yield on loans, which increased to 8.58% for the year ended September 30, 1996, from 8.35% for the year ended September 30, 1995. The increase in the yields and average balances of loans is consistent with the Company's recent efforts to emphasize higher yielding loans, such as those made in consumer and home equity lending and an increase in the level of loan purchases. Such loans while resulting in higher yields for the Company may result in a higher level of credit risk than conventional mortgage loans. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $559.5 million for the year ended September 30, 1996, from $516.9 million for the year ended September 30, 1995, however, the average yield on such securities decreased to 7.00% for the year ended September 30, 1996, from 7.10% for the year ended September 30, 1995. The Company has purchased significant amounts of adjustable rate and short- and medium-term securities during the past two years as part of its efforts to increase earning assets, funding those purchases with FHLB advances, whose terms generally match the securities purchased.

Total interest expense increased $6.2 million or 12.4% to $56.4 million for the year ended September 30, 1996 compared to $50.2 million for the year ended September 30, 1995. Interest expense on deposits increased $6.8 million or 22.1% to $37.6 million for the year ended September 30, 1996 compared to $30.8 million for the year ended September 30, 1995. The increase in interest expense was the result of increases in the average balances and costs on deposits and advances and other borrowings. The average balances of deposits increased to $757.3 million for the year ended September 30, 1996, from $654.7 million for the year ended September 30, 1995. The increases in the balances of deposits are due to the Company's offering of additional deposit products and the use of brokers to purchase certificates of deposit. The average cost of deposits increased to 4.97% for the year ended September 30, 1996, from 4.70% for the year ended September 30, 1995. Brokered deposits increased to $138.6 million during the year compared to $38.0 million in 1995 at weighted average stated rates of 5.35% and 6.24%, respectively. The average cost of deposits increased even though overall market rates of interest were slightly lower for the year ended September 30, 1996 compared with the prior year. The Company has been emphasizing deposit accounts such as its prime CD and its market investor account because of the deposit growth it believes these accounts can bring over the other products the Company offers. However, these accounts also tend to have a higher rate of interest than the average of other deposit accounts offered by the Company. Interest expense on advances and other borrowings decreased $645,000 or 3.3% to $18.8 million for the year ended September 30, 1996 from $19.4 million for the year ended September 30, 1995. The average balance of advances and other borrowings increased to $341.2 million for the year ended September 30, 1996, from $339.8 million for the year ended September 30, 1995, while the average cost of advances and other borrowings decreased to 5.50% for the year ended September 30, 1996, from 5.71% for the year ended September 30, 1995. The increase in the average balance of borrowings was a result of the aforementioned leveraging program with most of the borrowings being adjustable-rate advances which have repriced downwards as market rates of interest have decreased.

PROVISION FOR LOAN LOSSES
The provision for loan losses increased to $1.3 million for the year ended September 30, 1996 compared to a provision for loan losses of $240,000 for the year ended September 30, 1995. For the year ended September 30, 1996, the Company recorded an additional provision of $1.0 million for loan losses on a pool of auto loans purchased by the Company. The allowance for loan losses totaled $5.2 million and $4.1 million at September 30, 1996 and 1995, respectively, representing 0.78% and 0.77% of total loans, respectively. Net charge-offs were $159,000 during the year ended September 30, 1996 and $293,000 during the year ended September 30, 1995. Included in the net charge-offs for the year ended September 30, 1995 was a $210,000 charge-off for the settlement of a loan on a multi-family property in Houston, Texas. The provision for loan loss is established based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses.

OTHER OPERATING INCOME
Other operating income increased $2.3 million or 27.4% to $10.6 million for the year ended September 30, 1996 compared to $8.3 million for the year ended September 30, 1995. The increases were due primarily to gains on investments and mortgage-backed and related securities, gains on mortgage loans held for sale, gains on foreclosed properties and real estate held for sale and increased income from the Company's affordable housing subsidiary. Gains on investments and mortgage-backed and related securities were $3.3 million for the year ended September 30, 1996, compared to $2.6 million for the year ended September 30, 1995. The gains recognized were primarily due to declining interest rates and the Company's repositioning of its existing leverage portfolio. The Company sold securities from the leverage portfolio and replaced them with similar securities with more favorable interest rate and maturity characteristics. One of the Company's asset/liability management techniques utilizes options which provide it with a practical floor and cap on portfolio market values for moderately adverse interest rate movements. However, during periods of rapidly rising interest rates, the strategy may not prevent a market value loss from being recognized overall, and also may result in additional losses incurred on the options themselves. Gains on sales of mortgage loans held for sale increased to $1.1 million for the year ended September 30, 1996 compared to $261,000 for the year ended September 30, 1995. Gain/(loss) on foreclosed properties and real estate held for sale, net increased due to the Company recording a gain of $684,000 in 1996 on the cash sale of a foreclosed multi-family property acquired in August, 1995. The operations of the Company's affordable housing subsidiary had increases in income (which represents primarily rental income) for the year ended September 30, 1996 of $806,000 from the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $8.9 million or 39.2% to $31.6 million for the year ended September 30, 1996, compared to $22.7 million for
the year ended September 30, 1995.   General and administrative expenses were
higher primarily because of increased compensation and other costs associated with the Company's expansion of various lines of business, including an increased emphasis on commercial banking, higher levels of mortgage and consumer loan originations, the opening of two new branches and the establishment of a centralized call center. FDIC premiums increased $4.2 million due to the one-time charge for recapitalization of the Savings Association Insurance Fund ("SAIF"). A reduction in FDIC premium rates are expected to favorably impact general and administrative expenses in fiscal

1997.* The expenses related to the operation of the Company's affordable housing subsidiary increased $744,000 for the year ended September 30, 1996.

INCOME TAX EXPENSE
Income tax expense decreased by $3.4 million or 53.6% to $2.9 million for the year ended September 30, 1996 compared to $6.3 million for the year ended September 30, 1995. The decrease was a result of a decrease in income before income tax expense, income tax credits received from investment in the low-income housing units and increased municipal interest and dividends. The Company's effective tax rate was 21.8% for the year ended September 30, 1996, compared to 33.1% for the year ended September 30, 1995.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994 GENERAL
Net income for the year ended September 30, 1995 increased $4.7 million or 58.0% to $12.7 million from $8.0 million for the year ended September 30, 1994. The increase was primarily the result of an increase in earning assets, which resulted in a $5.1 million increase in net interest income and a $4.8 million increase in other income, partially offset by a $3.3 million increase in general and administrative expenses and a $1.9 million increase in income tax expense.

NET INTEREST INCOME
Net interest income before provision for loans losses increased $5.1 million or 17.8% to $33.6 million for the year ended September 30, 1995 compared to $28.5 million for the year ended September 30, 1994. The increase was due to an increase of $207.2 million in average earning assets, partially offset by a decrease in the net interest margin to 3.04% in 1995 from 3.17% in 1994.

Total interest income increased $23.7 million or 39.3% to $83.8 million for the year ended September 30, 1995 compared to $60.1 million for the year ended September 30, 1994. The increase in interest income was primarily the result of a $10.7 million increase in interest on loans and a $10.4 million increase in interest on mortgage-backed and related securities. The increase in interest on loans was due to increases in the average balance of loans to $502.6 million for the year ended September 30, 1995, as compared to $387.4 million for the year ended September 30, 1994, and an increase in the average yield on loans, which increased to 8.35% for the year ended September 30, 1995, from 8.06% for the year ended September 30, 1994. The increase in the yields and average balances of loans includes the addition of the Bank Wisconsin loans and also is consistent with the Company's recent efforts to emphasize higher yielding loans, such as those made in consumer and home equity lending. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $516.9 million for the year ended September 30, 1995, from $454.5 million for the year ended September 30, 1994 and an increase in the average yield on such securities, which increased to 7.10% for the year ended September 30, 1995, from 5.78% for the year ended September 30, 1994. The Company has purchased significant amounts of adjustable rate and short- and medium-term securities during the past two years as part of its efforts to increase earning assets, funding those purchases with FHLB advances, whose terms generally match the securities purchased.

Total interest expense increased $18.6 million or 58.8% to $50.2 million for the year ended September 30, 1995 compared to $31.6 million for the year ended September 30, 1994. The increase in interest expense was the result of increases in the average balances and costs on deposits and advances and other borrowings. The average balances of deposits increased to $654.7 million for the year ended September 30, 1995, from $525.8 million for the year ended September 30, 1994. The increases in the balances of deposits are due to the acquisition of Bank Wisconsin and the related deposits, the Company's offering of additional deposit products and the use of brokers to sell certificates of deposit. The average cost of deposits increased to 4.70% for the year ended September 30, 1995, from 3.90% for the year ended September 30, 1994. Deposit rates paid by the Company reflected the general increase in market rates of
interest paid on deposit products during the recent year.   The average balance
of advances and other borrowings increased to $339.8 million for the year ended September 30, 1995, from $242.7 million for the year ended September 30, 1994, while the average cost of advances and other borrowings increased to 5.71% for the year ended September 30, 1995, from 4.56% for the year ended September 30, 1994. The increase in the average balance of borrowings was a result of the aforementioned leveraging program with most of the borrowings being adjustable-rate advances which have repriced upwards as market rates of interest have increased.

PROVISION FOR LOAN LOSSES
During each of the years ended September 30, 1995 and 1994, the Company recorded a provision for loan losses of $240,000. Furthermore, approximately $694,000 was added to the Company's allowance for loan losses as a result of the acquisition of Bank Wisconsin. The allowance for loan losses totaled $4.1 million and $3.4 million at September 30, 1995 and 1994, respectively, representing 0.77% and 0.74% of total loans, respectively. Net charge-offs were $293,000 during the year ended September 30, 1995 and $80,000 during the year ended September 30, 1994. Included in the net charge-offs for the year ended September 30, 1995 was a $210,000 charge-off for the settlement of a loan on a multi-family property in Houston, Texas.

OTHER OPERATING INCOME
Other operating income increased $4.8 million or 138.4% to $8.3 million for the year ended September 30, 1995 compared to $3.5 million for the year ended September 30, 1994. The increases were due primarily to gains on investments and mortgage-backed and related securities, gains on trading account activity and increased income from the Company's affordable housing subsidiary. Gains on investments and mortgage-backed and related securities were $2.6 million for the year ended September 30, 1995, compared to losses of $101,000 for the year ended September 30, 1994. The gains recognized were primarily due to declining interest rates and the Company's repositioning of its existing leverage portfolio. The Company sold securities from the leverage portfolio and replaced them with similar securities with more favorable interest rate and maturity characteristics. The losses recognized during fiscal 1994 were to adjust the carrying amount of mortgage loans and related mortgage- backed and related security option positions due to the general increase in interest rates during the period. One of the Company's asset/liability management techniques utilizes options which provide it with a practical floor and cap on portfolio market values for moderately adverse interest rate movements. However, during periods of rapidly rising interest rates, the strategy may not prevent a market value loss from being recognized overall, and also may result in additional losses incurred on the options themselves, which did occur during fiscal 1994. The Company believes that its lending activity of salable mortgage loans will continue to be less than the previous year's periods and thus the notional amounts of option positions and forward commitments also will be less than previous years due to a continued decline in fixed rate originations.* Gains from the trading account were $1.1 million for the year ended September 30, 1995, compared with gains of $13,000 for the year ended September 30, 1994.
The gains during the current year reflect the effect of recently falling interest rates on the Company's holding of trading assets. The increase in other income was due primarily to the operations of the Company's affordable housing subsidiary, which had increases in income (which represents primarily rental income) for the year ended September 30, 1995 of $735,000 from the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $3.3 million or 17.0% to $22.7 million for the year ended September 30, 1995, compared to $19.4 million for the year ended September 30, 1994. The increases are due primarily to the inclusion of the general and administrative expenses of Bank Wisconsin, acquired in November 1994, which added approximately $2.5 million to general and administrative expenses for the year ended September 30, 1995, and the expenses related to the operation of the Company's affordable housing subsidiary, which had increases in operating expenses for the year ended September 30, 1995 of $909,000 from the previous year. Additionally, the Company recognized $383,000 of amortization of goodwill that resulted from its acquisition of Bank Wisconsin.

INCOME TAX EXPENSE
Income tax expense increased by $2.0 million or 44.8% to $6.3 million for the year ended September 30, 1995 compared to $4.3 million for the year ended September 30, 1994. The increase was a result of an increase in income before income tax expense, partially offset by income tax credits received from the low-income housing units in which a subsidiary of the Bank have invested and municipal interest and dividends. The Company's effective tax rate was 33.1% for the year ended September 30, 1995, compared to 35.0% for the year ended September 30, 1994.

AVERAGE BALANCE SHEET
The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income for the years ended September 30, 1996, 1995 and 1994, and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived principally from average daily balances and include non- accruing loans. The yields and costs include fees which are considered adjustments to yields. The amount of interest income resulting from the recognition of loan fees was $457,000, $465,000 and $791,000 for the years ended September 30, 1996, 1995 and 1994, respectively. Interest income on non-accruing loans is reflected in the year that it is collected. Such amounts are not material to net interest income or net change in net interest income in any year. Non-accrual loans are included in the average balances and do not have a material effect on the average yield.

                                                                        YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET                              1996                             1995                          1994
                                       -------------------------------------------------------------------------------------------
                                                            AVERAGE                         AVERAGE                        AVERAGE
                                       AVERAGE              YIELD/    AVERAGE               YIELD/    AVERAGE              YIELD/
                                       BALANCE   INTEREST    COST      BALANCE    INTEREST   COST     BALANCE   INTEREST    COST
                                       -------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and overnight
  deposits                               $16,110   $   864     5.36 %   $ 19,975   $ 1,118     5.60 %   $17,241   $  587     3.40%
Trading account securities                    41         3     7.32        8,098       519     6.41       4,250      185     4.35
Debt and equity securities                54,213     3,329     6.14       40,136     2,396     5.97      22,348     1,148    5.14
Mortgage-backed and related
  securities                             559,531    39,163     7.00      516,931    36,689     7.10     454,466   26,262     5.78
Loans:
  First mortgage                         357,529    29,324     8.20      352,843    27,597     7.82     287,031   23,003     8.01
  Home equity                             81,842     7,889     9.64       75,399     7,439     9.87      64,358     5,102    7.93
  Consumer                                95,093     8,513     8.95       62,730     5,797     9.24      35,968     3,124    8.69
  Commercial and agricultural             19,202     1,786     9.30       11,630     1,142     9.82          -        -         -
                                       -------------------             -------------------             -----------------
    Total loans                          553,666    47,512     8.58      502,602    41,975     8.35     387,357   31,229     8.06
Federal Home Loan Bank stock              17,859     1,226     6.86       17,086     1,090     6.38      12,003      722     6.02
                                       -------------------             -------------------             -----------------
      Total earning assets             1,201,420    92,097     7.67    1,104,828    83,787     7.58     897,665   60,133     6.70
                                                   -------                         -------                       -------
Valuation allowances                     (3,798)                          (7,529)                       (7,587)
Cash and due from banks                   14,334                          12,442                         9,854
Other assets                              66,441                          46,724                        23,352
                                      ----------                       ----------                      --------
      Total assets                    $1,278,397                       $1,156,465                      $923,284
                                      ==========                       ==========                      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                        $   42,013    $  614     1.46     $ 41,821   $   553     1.32     $33,170   $  516     1.56
  Money market demand accounts           147,121     6,787     4.61       108,530    4,681     4.31      70,236     1,946    2.77
  Passbook                                84,078     2,392     2.84        92,609    2,560     2.76     106,148     2,811    2.65
  Certificates of deposit                484,051    27,817     5.75       411,753   22,981     5.58     316,216   15,243     4.82
                                       -------------------             -------------------             -----------------
    Total interest-bearing deposits      757,263    37,610     4.97       654,713   30,775     4.70     525,770   20,516     3.90
Advances and other borrowings            341,184    18,765     5.50       339,827   19,402     5.71     242,676   11,057     4.56
Advances from borrowers for taxes
  and insurance                            6,477        38     0.59         6,520       46     0.71       5,794       60     1.04
                                       -------------------             -------------------             -----------------
      Total interest-bearing
        liabilities                    1,104,924    56,413     5.11    1,001,060    50,223     5.02     774,240   31,633     4.09
                                                   -------                         -------                       -------
Non-interest bearing deposits             27,812                          20,391                         17,628
Other liabilities                         11,721                           8,337                          6,596
Shareholders' equity                     133,940                          126,677                       124,820
                                      ----------                       ----------                      --------
Total liabilities and
  shareholders' equity                $1,278,397                       $1,156,465                      $923,284
                                      ==========                       ==========                      ========
Net interest income                                $35,684                        $ 33,564                       $28,500
                                                   =======                        ========                       =======
Net yield on interest-earning assets                           2.97 %                          3.04 %                        3.17%
Interest rate spread                                           2.56                            2.56                          2.61
Ratio of earning assets to
  interest-bearing liabilities                               108.73                          110.37                         115.94

RATE/VOLUME ANALYSIS
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volumes of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest- bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes attributable to the combined impact of volume and rate (changes in the rate multiplied by the changes in the volume) and (iv) the net change.



                                                                     YEAR ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------
                                                   1996 COMPARED TO 1995                   1995 COMPARED TO 1994
                                                 INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
----------------------------------------------------------------------------------------------------------------------
                                                                  RATE/                                 RATE/
(In thousands)                                RATE      VOLUME    VOLUME    NET      RATE     VOLUME    VOLUME    NET
----------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Federal funds sold and overnight
deposits                                   $ (47)   $(216)    $   9     $(254)    $378       $93      $60      $531
Trading account securities                    74     (516)      (74)     (516)      87       168       79       334
Securities                                    69      840        24       933      186       914      148     1,248
Mortgage-backed and related securities      (508)   3,024       (42)    2,474    5,994     3,610      822    10,426
Loans:
               Mortgage                    1,343      367        17     1,727     (553)    5,274     (127)    4,594
               Home equity                  (171)     636       (15)      450    1,248       875      214     2,337
               Consumer                     (181)   2,991       (94)    2,716      200     2,324      149     2,673
               Commercial and agriculture    (60)     744       (40)      644        -         -    1,142     1,142
                                          ------  -------    ------   -------    -----  --------    ----- ---------
                 Gross loans receivable      931    4,738      (132)    5,537      895     8,473    1,378    10,746
Federal Home Loan Bank stock                  83       49         4       136       44       306       19       369
                                          ------  -------    ------   -------    -----  --------    ----- ---------
                 Total                       602    7,919      (211)    8,310    7,584    13,564    2,506    23,654
INTEREST-BEARING LIABILITIES:
Deposits:
               NOW accounts                   58        3         -        61      (77)      135      (21)       37

               Money market demand accounts  326    1,664       116     2,106    1,083     1,061      591     2,735
               Passbook                       75     (236)       (7)     (168)     123      (359)     (15)     (251)
                                          ------  -------    ------   -------    -----  --------    ----- ---------
               Certificates of deposit       680    4,037       119     4,836    2,406     4,605      727     7,738
                 Total deposits            1,139    5,468       228     6,835    3,535     5,442    1,282    10,259
               Advances and other
                 borrowings                 (712)      77        (3)     (638)   2,798     4,426    1,121     8,345


Advances from borrowers for taxes
               and insurance                  (7)       -         -        (7)     (19)        8       (3)      (14)
                                          ------  -------    ------   -------    -----  --------    ----- ---------
                 Total                       420    5,545       225     6,190    6,314     9,876    2,400    18,590
                                          ------  -------    ------   -------    -----  --------    ----- ---------
                 Net change in net
                   interest income        $  182  $ 2,374    $ (436)  $ 2,120    1,270 $   3,688      106 $   5,064
                                          ======  =======    ======   =======    =====  ========    ===== =========


ASSET/LIABILITY MANAGEMENT
The Company's profitability, like that of most financial institutions, depends to a large extent upon its net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and its interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

The Company maintains a high level of short-term savings deposits, including passbook savings, NOW checking accounts and money market deposit accounts. These accounts typically react more quickly to changes in market interest rates than the Company's investments in mortgage-backed and related securities and mortgage loans because of the shorter maturity and repricing characteristics of deposits. As a result, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings.

In an attempt to manage vulnerability to interest rate changes, management closely monitors the Company's interest rate risks. The Company has established its investment strategies through an Asset/Liability Committee which reports to the Board of Directors. The Committee generally meets monthly and reviews the Company's interest rate risk position, maturing securities and borrowings, interest rates and programs for raising deposits, including retail and brokered and nonbrokered wholesale deposits, and making and purchasing loans and develops policies dealing with these issues. The Company primarily seeks to manage its interest rate risk through structuring its balance sheet by investing in a variety of different types of financial instruments in order to reduce its vulnerability to changes in interest rates and to enhance its income. Although the Company's assets and liabilities maturing and repricing within one year are currently relatively well matched, if interest rates were to rise significantly, and for a prolonged period, the Company's operating results could be adversely affected.

Generally, the Company uses the following strategies to reduce its interest rate risk: (i) the Company seeks to originate and hold a variety of ARMs or other mortgage loans with short- to medium-term average lives or terms and invests in primarily adjustable-rate mortgage-backed and related securities with short- to medium-term average lives; (ii) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposit with terms of one to five years, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; and (iii) the Company has utilized longer term borrowings, principally secured from the FHLB, in order to manage its assets and liabilities and enhance earnings. Furthermore, the Company is utilizing its capital position to increase earning assets by investing primarily in REMIC securities with short and medium terms of two to five years and financing the purchases with FHLB advances that generally match the expected average lives of the respective securities.

By originating and purchasing ARM loans and other mortgage loans with short to medium terms and by investing in primarily variable-rate, short- to medium-term securities, the Company has been able to reduce interest rate risk by more closely matching the terms and repricing characteristics of its assets and liabilities. In addition, because of the relative liquidity of mortgage-backed and related securities, the Company can restructure its interest-earning asset portfolio more quickly and effectively in a changing interest rate environment. Although the Company has continued in its emphasis upon originating ARM loans and has been developing other types of mortgage loans with shorter average lives, customer demands for fixed rate mortgage and consumer loans and the level of the Company's portfolio of fixed rate mortgage loans and investments with longer average lives continues to affect its gap position. The Company's ARM loans and ARM mortgage-backed and related securities also typically have annual and lifetime caps on interest rate increases, which reduces the extent to which they protect the Company against interest rate risk.

The Company continues to closely monitor its interest rate risk as that risk relates to its strategies. At September 30, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $135.7 million, representing a negative cumulative one year gap ratio of 9.7%, compared to a negative cumulative one year gap ratio of 10.9% at September 30, 1995. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect upon its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which results in the reinvestment of such proceeds at market rates which are lower than current rates. The change in the cumulative one year gap from September 30, 1996 to September 30, 1995 was largely the result of the increase in originating and purchasing ARM loans and other types of mortgage loans with shorter average lives.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996:



                                                                         More than     More than
                                             Within       Four to         One Year       Three
                                             Three        Twelve          to Three      Years to       Over Five
                                             Months       Months            Years         Five           Years         Total
                                           -----------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
   Fixed                                   $ 14,717     $ 21,701         $ 25,321        $ 28,851      $ 52,201     $  142,791
   Variable                                  66,845       68,352          105,564          36,974         4,047        281,782
Consumer loans (2)                           92,087       38,723           11,063          16,595        27,658        186,126
Mortgage-backed and related securities        1,259        4,034           29,560          27,317         9,262         71,432
Assets available for sale:
   Mortgage loans                            20,582            -                -               -             -         20,582
   Fixed rate mortgagE related                6,500       20,546           36,417          12,412        40,746        116,621
   Variable rate mortgage related           295,165      109,494                -               -             -        404,659
   Other                                     22,286        9,132            8,033          10,793         8,243         58,487
Trading account securities                        -            -                -               -             -              -
Investment securities and other assets       22,459            -            3,715               -             -         26,174
                                           -----------------------------------------------------------------------------------
   Total                                   $541,900     $271,982         $219,673        $132,942      $142,157     $1,308,654
                                           ===================================================================================
INTEREST-BEARING LIABILITIES:
Deposits: (3)
   NOW accounts                            $  3,280     $ 11,140         $ 15,252        $  6,054      $  3,984     $   39,710
   Passbook savings accounts                  3,373       10,119           20,492          14,117        31,261         79,362
   Money market deposit accounts             38,683      116,663           16,119           4,030         1,343        176,838
   Certificates of deposit                  285,165      176,136           74,317          11,779             -        547,397
Borrowings (4)                              304,965            9           70,000              60             -        375,034
                                           -----------------------------------------------------------------------------------
   Total                                   $635,466     $314,067         $196,180        $ 36,040      $ 36,588     $1,218,341
                                           ===================================================================================
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities   $(93,566)    $(42,085)        $ 23,493        $ 96,902      $105,569     $   90,313
                                           ===================================================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities                        $(93,566)   ($135,651)       ($112,158)      ($ 15,256)     $ 90,313
                                           ====================================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
assets                                        -6.66%       -9.66%          -7.99%          -1.09%         6.43%
                                           =====================================================================

(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics, modified for forecasted statistics using the Public Securities Association model of prepayments.* For fixed rate mortgage loans and mortgage-backed and related securities, annual prepayment rates ranging from 8% to 30%, based on the loan coupon rate, were used.
(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $37.4 million at September 30, 1996.
(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $248.3 million or 17.7% of total assets.
(4) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due. The effect of interest rate swap agreements are included in the balances. The effect of the interest rate swap agreements are to decrease borrowings set to mature or reprice within three months by $55.0 million and increase borrowings set to mature or reprice in more than one year to three years by $55.0 million .

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of ARM loans and mortgage-backed and related securities in the Company's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to the exercise of conversion options and refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

From time to time, the Company has utilized a variety of financial instruments and strategies to manage the interest rate risk associated with its interest rate sensitive assets and liabilities. Techniques that have been utilized include interest rate swaps and caps, financial futures and options and forward commitments. At various points in time, the Company, responding to changing interest rate, prepayment, credit and market value risk environments, may emphasize one strategy or financial instrument over another in its endeavor to achieve the desired interest rate and market value risk profile.

The Company has entered into various off-balance sheet transactions that are not yet, or never may be, reflected on the balance sheet. The transactions, while not affecting the balance sheet, may have some effect on earnings. Due to the possible balance sheet and earnings effect of these items, there is some potential credit, interest rate and market value price risk inherent in these transactions. The Company has been primarily utilizing these items to manage the interest rate and market value risk relating to mortgage-backed securities that result from the MBS loan swap program. These mortgage-backed securities are then ultimately sold either through forward commitments or option contracts. As a result, the majority of held for sale off-balance sheet transactions do not impact the balance sheet. The Asset/Liability Committee recommends aggregate limits which may change from time to time, as specifically authorized by the Board of Directors.

The Company enters into interest rate exchange agreements ("swaps" and "caps") from time to time in order to reduce the interest rate risk associated with certain assets and liabilities. The swap transactions have been fixed-pay, floating-receive payments whereby the Company pays interest at a fixed rate and receives interest at a floating rate based on a pre-determined, or notional amount of principal, locking in fixed costs of funds. The net interest income or expense resulting from the differential between exchanging floating rate and fixed rate interest payments is recorded on a current basis. The interest rate caps were purchased to limit interest rate costs in the event of interest rate increases. Costs to purchase caps are amortized over the term of the caps. There are certain risks associated with swaps and caps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the swap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into swap and cap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps and the correlation between the hedged liabilities and indices utilized. Generally, the swaps and caps have been designed to increase in value in the event of a rise in interest rates and decrease in value in the event of a fall in interest rates, in order to partially offset the effect on the additional costs of funds resulting from an increase in interest rates. However, there is no assurance that in the event interest rates change, the swaps and caps will move on the same basis or in the same amounts as its cost of funds. At September 30, 1996 and 1995, the Company had interest rate swaps outstanding with a notional amount of $55.0 million and $65.0 million, respectively. $65.0 million is the largest aggregate notional amount of the Company's interest rate swaps and caps at any one time over the past five years.

The agreements consist of the following:


Notional
 Amount                                Maturity      Fixed         Variable
 (000s)               Type               Date        Rate            Rate
---------------------------------------------------------------------------
$10,000    Fixed Pay-Floating Receive    1998        4.93%           5.57%
 10,000    Fixed Pay-Floating Receive    1998        5.04            5.63
 15,000    Fixed Pay-Floating Receive    1998        5.25            5.63
 10,000    Fixed Pay-Floating Receive    1998        5.23            5.50
 10,000    Fixed Pay-Floating Receive    1998        5.43            5.66

There were no outstanding interest rate caps at September 30, 1996 or 1995. For the years ended September 30, 1996 and 1995, the Company incurred net interest income on interest rate exchange agreement activity of $413,000 and $628,000, respectively, while incurring net interest expense of $658,000 for
the year ended September 30, 1994.   While this activity resulted in net
interest income in fiscal years 1996 and 1995 and net interest expense in fiscal year 1994, the Company effectively fixed the related funding costs of assets associated with the agreements. The Company's Investment Policy limits the notional amount of outstanding interest rate exchange agreements to $150.0 million. Any notional amounts of interest rate exchange agreements in excess of $150.0 million must be approved by the Company's Board of Directors.

The Company also utilizes financial futures or options to manage anticipated increases in interest rates and the resulting decline in the market prices of its mortgage loan production. Option contracts represent a right (not the obligation) for the owner of the contract to purchase or sell specified securities at some specified future (forward) date at a specified price. Options can be purchased and owned (long), or sold and owned by a counterparty (short). A long put position represents the right to sell, while a long call represents the right to purchase. A short put position represents the right of the counterparty to sell securities to the Company, resulting in a purchase. A short call option position represents the right of the counterparty to purchase from the Company, resulting in a sale. These options when exercised become commitments to purchase or sell securities. These options are over-the-counter options to purchase or sell mortgage-backed securities and exchange-trade options on U.S. Treasury futures. The options provide a practical floor and cap on portfolio market values for moderate interest rate movements while the forward contracts are used to offset actual and anticipated on- and off-balance sheet positions of the Company. These options result in a certain amount of potential interest rate and market value risk exposure for the Company. The amount of the actual exposure is determined by the exercise of these options. The Company generally sells options for settlement no more than four months forward. An option's likelihood of exercise is dependent upon the relation of the market price of the underlying security to the strike price of the option. The strategy is not meant to offset losses that could be incurred during a substantial interest rate move such as that which occurred during the year ended September 30, 1994 and actually may result in additional losses on the instruments themselves which is beyond the losses the Company would have incurred had the management techniques not been utilized. The combined effect of the Company's option, forward commitment and loan swap activity is included in the income statement as part of gain (loss) on debt and equity and mortgage-backed and related securities. For the years ended September 30, 1996 and 1995, the Company realized gains on that combined activity of $203,000 and $335,000, respectively, as compared to realized losses of $2.4 million for the year ended September 30, 1994. The loss for the year ended September 30, 1994 was generally the result of the steep increase in interest rates represented by the rise in the Company's rate of 7.30% on 30-year fixed rate loans quoted in February 1994 to 9.30% quoted in September 1994. At September 30, 1996 and 1995, the notional amount of outstanding short put options (which if exercised could result in a purchase) were $4.0 million and $13.0 million, respectively. As of September 30, 1996 and 1995, the notional amount of outstanding short call options (which if exercised could result in a sale) were $4.0 million and $16.0 million, respectively. The notional amount of options and forward contracts outstanding varies and is a function of the current lending activity of salable mortgage loans. In order to limit the risks which may be associated with such financial options or futures, the Company's Investment Policy limits the amount of outstanding sold puts or calls used to manage the Company's available for sale portfolio to $40.0 million; the amount of financial futures or purchased options used to manage Company's held for sale portfolio to $20.0 million; and the amount of financial options used to manage the Company's available for sale portfolio to $40.0 million; the amount of financial futures or purchased options used to manage Company's held for sale portfolio to $20.0 million; and the amount of financial options used to manage the Company's trading portfolio to $20.0 million. Any amounts of outstanding financial options or futures in excess of these amounts must be approved by the Company's Board of Directors.


LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of funds are deposits, borrowings from the FHLB, proceeds from principal and interest payments on loans and principal and interest payments on mortgage-backed and related securities and on debt and equity securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loan and mortgage security prepayments slowed during 1995 and 1996 because of the generally higher level of interest rates. Prepayments had accelerated considerably throughout most of 1994 because of generally lower interest rates, which prompted significant mortgage refinancing activity.

The Bank is required to maintain minimum levels of liquid assets as defined under OTS regulations. These requirements, which may be changed by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5.0%. The Bank's liquidity ratios were 7.1% and 7.6% at September 30, 1996 and 1995, respectively. The Bank adjusts its liquidity levels in order to meet various funding needs and to meet its asset and liability management objectives.

The Bank's most liquid assets are cash and cash equivalents and highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1996 and 1995, liquid assets of the Bank (as defined in the OTS regulations) were $57.3 million and $48.1 million, respectively. Liquidity levels are reviewed regularly and decisions are made as to how excess liquid funds are to be invested. During periods in which the Bank is unable to originate a sufficient amount of loans that it intends to retain, such as ARM loans and other loans with shorter durations or terms, and during periods of high principal prepayments, the Bank will increase liquid assets with remaining amounts invested in mortgage-backed and related securities which are not liquidity-qualifying under OTS regulations.

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB. During fiscal 1996, the Company has found brokered certificates of deposit to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Company's funding needs. In fiscal 1996, the pricing of brokered deposits ranged from 23 to 36 basis points above comparable term U.S. treasury securities. Management recognizes that the likelihood for retention of brokered certificates of deposits is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to branch location or other intangible reasons. Management believes that a significant portion of its retail deposits will remain with the Company, and in the case of brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from borrowings from the FHLB. Funds also may be available through reverse repurchase agreements wherein the Company pledges mortgage-backed securities. The Company utilizes its borrowing capabilities on a regular basis. At September 30, 1996, FHLB advances totaled $373.6 million or 29.2% of total liabilities and at September 30, 1995, FHLB advances were $330.1 million or 31.3% of total liabilities. At September 30, 1996, the Company had a borrowing capacity available of $116.3 million from the FHLB, however, additional securities may have to be pledged as collateral. At September 30, 1996, there were no reverse repurchase agreements and at September 30, 1995, reverse repurchase agreements totaled $13.5 million or 1.3% of total liabilities. The Company's reverse repurchase agreements are generally short-term, with maturities of less than 90 days. In a rising interest rate environment, such short-term borrowings present the risk that upon maturity, the borrowings will have to be replaced with higher rate borrowings. The Company generally has matched such borrowings to specific assets and has relatively little liquidity risk due to the fact that the assets and borrowings mature at approximately the same time.

The amount of principal repayments on loans and mortgage securities are heavily influenced by the general level of interest rates in the economy. Funds received from principal repayments on mortgage securities for the years ended September 30, 1996 and 1995, were $68.2 million and $34.7 million, respectively. Funds received from principal repayments on loans for the years ended September 30, 1996 and 1995, were $172.0 million and $122.2 million, respectively. In addition to principal repayments, the Company sells mortgage loans to government agencies (primarily FNMA) and to institutional investors. Total mortgage loan sales to FNMA and others were $62.6 million and $26.8 million for the years ended September 30, 1996 and 1995, respectively.

Through both origination and purchase, the Company primarily reinvests funds received back into loans receivable and mortgage-backed and related securities. Loan originations totaled $313.6 million and $159.6 million for the years ended September 30, 1996 and 1995, respectively. Purchases of mortgage-backed and related securities totaled $324.6 million and $169.7 million for the years ended September 30, 1996 and 1994, respectively. During the years ended September 30, 1996 and 1995, the Company repurchased approximately 608,000 and 373,000 shares of its common stock in share repurchase programs at a total cost of approximately $15.5 million and $7.1 million, respectively.

At September 30, 1996 and 1995, the Company had outstanding loan commitments including lines of credit of $159.2 million and $100.2 million, respectively. The Company had no commitments to purchase loans outstanding at either of these dates. At September 30, 1996 and 1995, the Company had commitments to purchase $12.8 million and $13.7 million, respectively, of mortgage-backed and related securities. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit which are scheduled to mature in one year or less at September 30, 1996 and 1995, were $358.3 million and $292.8 million, respectively. Management believes that a significant portion of such deposits will remain with the Company.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains provisions for capital standards that require banks to have a minimum 3% leverage ratio (Tier 1 capital to adjusted total assets), a minimum 4% Tier 1 capital to risk-weighted assets and a minimum 8% qualifying total capital to risk-weighted assets. Both the Bank's and Bank Wisconsin's regulatory capital exceeds all minimum standards required under FDICIA.


IMPACT OF INFLATION AND CHANGING PRICES
The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


RECENT REGULATORY LEGISLATIVE DEVELOPMENTS
The deposits of thrift institutions such as the Bank are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Deposits of commercial banks such as Bank Wisconsin are insured under the Bank Insurance Fund ("BIF") of the FDIC. Insured institutions pay assessments to the applicable fund based on assessment rate schedules determined by the law and FDIC regulation.

Premium levels for the BIF and the SAIF are set in order to permit the funds to be capitalized at a level equal to 1.25% of total fund deposits. As the funds reach their designated ratios, the FDIC has authority to lower fund premium assessments to rates sufficient to maintain the designated reserve ratio. Historically, BIF and SAIF assessment schedules had been identical. In May 1995, the BIF achieved its designated ratio and the FDIC lowered BIF premium rates for most BIF-insured institutions. In November 1995, the FDIC reduced assessment rates by four cents per $100 of deposits for all BIF-insured institutions, producing a premium rate schedule ranging from zero (i.e. whereby such institutions are subject only to a $2,000 minimum annual premium) to 27 cents per $100 of deposits depending on the institution's risk-based premium category. Based on these assessment rate modifications, the majority of BIF members pay only a $2,000 minimum annual premium. The SAIF has not achieved its designated reserve ratio and is not anticipated to do so prior to year 2001. Premium rates for SAIF-insured members were being paid at an average of 23.4 cents per $100 of deposits. As a result of the modified assessment rate provisions, SAIF member institutions such as the Bank were placed at a competitive disadvantage based on higher deposit insurance premium obligations.

Congress recently passed legislation to address the deposit insurance premium disparity. The "Deposit Insurance Funds Act of 1996" (the "DIF Act") was included as part of an Omnibus Appropriations Bill that was signed into law on September 30, 1996. Pursuant to the terms of the DIF Act, the FDIC was directed to impose a special assessment on SAIF-assessable deposits at a rate that would cause the SAIF to achieve its designated reserve ratio of 1.25% of SAIF-insured deposits as of October 1, 1996. The DIF Act requires that the special assessment be applied against the SAIF-assessable deposits held by institutions
as of March 31, 1995.   Pursuant to the final rule issued by the FDIC on October
16, 1996, the special assessment rate was determined to be 65.7 basis points. This one-time special assessment, which would fully capitalize SAIF, was targeted to be collected on November 27, 1996.

Based on the special assessment being imposed at 65.7 basis points per $100 of insurable deposits, the amount of the assessment to the Bank was $4.2 million with an after-tax effect on income of $2.5 million or $0.45 cents per share. As described below, with the recapitalization of the SAIF, BIF and SAIF premiums will be comparable and FDIC premium expense for the Bank will therefore be reduced in future periods.

The FDIC published a proposed rule on October 16, 1996, under which a permanent base assessment schedule for the SAIF would be established, setting assessment rates at a range of 4 to 31 basis points. The proposed rule also called for an adjusted assessment schedule reducing these rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points, beginning October 1, 1996. This assessment range is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 18 to 27 basis points applies to the majority of SAIF-member savings associations for the last quarter of 1996, reflecting the fact that assessments related to certain bond obligations of the Financing Corporation ("FICO") are included in the SAIF rates for these institutions during that period.

The DIF Act addresses other matters which will affect the Bank. Obligations pursuant to the FICO bonds, which were issued to ameliorate the savings and loan crisis in the 1980's, will be shared by all insured depository institutions beginning after December 31, 1996. This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminates the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF, effective January 1, 1997. All insured institutions will pay an annual assessment to fund interest payments on the FICO bonds. Beginning in 1997, BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis, which will be assessed at 2.4 basis points, until the bonds mature in 2017.

In addition, the DIF Act provides for the merger of BIF and SAIF into a single Deposit Insurance Fund. This provision will be effective January 1, 1999, assuming that no insured depository institution is a savings association on that date. This legislation contemplates that the savings association charter will be phased out over that period of time. The DIF Act also calls for the Secretary of the Treasury to undertake a study concerning the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters for banks and savings associations.

Management anticipates that the Bank, after consideration of the one-time assessment described above, will continue to exceed all the regulatory minimum capital levels.* Although management is unable to predict the ultimate effect on Company operations of the FICO bond assessments, the merger of the BIF and SAIF, and the potential abolition of separate and distinct charters for banks and savings associations, management does not presently anticipate that these provisions will have a material impact on the financial condition of the Company in future periods.


CURRENT ACCOUNTING DEVELOPMENTS
The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation," which will be adopted by the Company on October 1, 1996. The statement requires that a fair value based method be used to value employee compensation plans that include stock based awards. The statement permits a company to either recognize compensation expense under SFAS No. 123 or continue to use prior accounting rules which did not consider the market value of stock in certain award plans. If adoption of the statement's fair value procedures are not used in the computation of compensation expense in the income statement, the company must disclose in a note to the financial statements the pro-forma impact of adoption. The Company has elected not to recognize additional compensation expense under SFAS No. 123, but will provide any necessary disclosures in notes to its financial statements beginning in the year ending September 30, 1997. Therefore, there will be no effect of the Company adopting this statement on its results of operations.

The Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a consistent application of a financial-components approach that focuses on control. The effect of adopting this statement will not be material to the Company's results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
St. Francis Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of St. Francis Capital Corporation and Subsidiaries (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flow for each of the years in the three year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Francis Capital Corporation and Subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in note 1(f) to the consolidated financial statements the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," an amendment of FASB Statement No. 65.


                                       KPMG PEAT MARWICK LLP


Milwaukee, Wisconsin
October 25, 1996

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Financial Condition

-------------------------------------------------------------------------------------------------------
                                                                                   September 30,
(In thousands)                                                                 1996             1995
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $     17,604     $     15,710
Federal funds sold and overnight deposits                                        4,855            5,070
                                                                          ------------     ------------
Cash and cash equivalents                                                       22,459           20,780
                                                                          ------------     ------------
Trading account securities, at market                                                -            3,000
Assets available for sale, at market:
     Debt and equity securities (notes 3 and 9)                                 58,487            4,142
     Mortgage-backed and related securities (notes 4 and 9)                    521,280          360,077
Mortgage loans held for sale, at lower of cost or market (note 5)               20,582            1,138
Securities held to maturity:
    Debt and equity securities (market values of $3,218 and $49,574,
         respectively) (note 3)                                                  3,175           49,928
    Mortgage-backed and related securities (market values of $68,429
         and $155,896, respectively) (notes 5 and 9)                            71,432          157,495
Loans receivable, net (notes 5 and 9)                                          610,699          513,308
Federal Home Loan Bank stock, at cost                                           19,063           17,440
Accrued interest receivable (note 6)                                             8,067            7,012
Foreclosed properties                                                               80            5,833
Real estate held for investment                                                 36,865           24,264
Premises and equipment, net (note 7)                                            16,432           10,892
Other assets (notes 5 and 11)                                                   15,495           13,906
                                                                          ------------     ------------
Total assets                                                              $  1,404,116     $  1,189,215
                                                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits (note 8)                                                         $   877,684      $    688,348
Advances and other borrowings (note 9)                                        375,034           345,681
Advances from borrowers for taxes and insurance                                11,092            10,879
Accrued interest payable and other liabilities (notes 8 & 15)                  15,127             9,079
                                                                          ------------     ------------
Total liabilities                                                           1,278,937         1,053,987
                                                                          ------------     ------------

Commitments and contingencies (notes 2 and 16)                                      -                 -

Shareholders' equity:
Preferred stock $.01 par value:
     Authorized, 6,000,000 shares
     None issued                                                                  -                 -
Common stock $.01 par value:
     Authorized 12,000,000 shares
     Issued 7,289,620 shares
     Outstanding, 5,475,509 and 6,078,799 shares, respectively                      73               73
Additional paid-in-capital                                                      72,243           71,819
Unrealized gain (loss) on securities available for sale, net of tax             (1,765)           2,332
Unearned ESOP compensation (note 15)                                            (3,488)          (3,996)
Unearned restricted stock (note 15)                                                  -             (701)
Treasury stock, at cost (1,814,111 and 1,210,821 shares at September 30,
     1996 and 1995, respectively) (note 14)                                    (35,529)         (20,142)
Retained earnings, substantially restricted (note 12)                           93,645           85,843
                                                                          ------------     ------------
Total shareholders' equity                                                     125,179          135,228
                                                                          ------------     ------------
Total liabilities and shareholders' equity                                $  1,404,116     $  1,189,215
                                                                          ============     ============

          See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income

-------------------------------------------------------------------------------------------------------
                                                                        Year ended September 30,
(In thousands, except per share data)                              1996          1995           1994
-------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans (note 5)                                            $   47,512    $   41,975     $    31,229
     Mortgage-backed and related securities                        39,163        36,689          26,262
     Debt and equity securities                                     3,329         2,396           1,148
     Federal funds sold and overnight deposits                        864         1,118             587
     Federal Home Loan Bank stock                                   1,226         1,090             722
     Trading account securities                                         3           519             185
                                                               ----------    ----------     -----------
Total interest and dividend income                                 92,097        83,787          60,133

Interest expense:
     Deposits (note 8)                                             37,610        30,775          20,516
     Advances and other borrowings                                 18,803        19,448          11,117
                                                               ----------    ----------     -----------
Total interest expense                                             56,413        50,223          31,633
                                                               ----------    ----------     -----------

Net interest income before provision for loan losses               35,684        33,564          28,500
Provision for loan losses (note 5)                                  1,300           240             240
                                                               ----------    ----------     -----------
Net interest income                                                34,384        33,324          28,260
                                                               ----------    ----------     -----------

Other operating income (expense), net:
     Loan servicing and loan related fees                           1,258         1,276           1,116
     Depository fees and service charges                            1,451         1,316           1,092
     Trading securities gains and commitment fees, net                109         1,098              13
     Gain (loss) on sale of securities, net (notes 3 and 4)         3,311         2,576            (101)
     Gain on sales of mortgage loans held for sale, net (note 5)    1,057           261             137
     Insurance and annuity commissions                                249           261             424
     Gain (loss) on foreclosed properties and real estate
             held for sale, net                                       865           (13)             21
     Income from affordable housing                                 1,899         1,093             373
     Other income                                                     415           463             419
                                                               ----------    ----------     -----------
Total other operating income, net                                  10,614         8,331           3,494
                                                               ----------    ----------     -----------
General and administrative expenses:
        Compensation, payroll taxes and other employee benefits    13,242        11,198          10,451
        Office building expenses, including depreciation            2,106         1,755           1,514
        Furniture and equipment expenses, including                 1,874         1,457           1,200
        Federal deposit insurance premiums                          5,641         1,476           1,254
        Real estate held for investment operations                  2,156         1,412             575
        Other general and administrative expenses (note 10)         6,603         5,381           4,387
                                                               ----------    ----------     -----------
Total general and administrative expenses                          31,622        22,679          19,381
                                                               ----------    ----------     -----------
Income before income tax expense                                   13,376        18,976          12,373
Income tax expense (note 11)                                        2,911         6,277           4,336
                                                               ----------    ----------     -----------
Net income                                                     $   10,465    $   12,699     $     8,037
                                                               ==========    ==========     ===========
Earnings per share (note 13)                                   $     1.82    $     2.10     $      1.16
                                                               ==========    ==========     ===========

          See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity


-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Unrealized
                                                                 Gain (Loss)
                                Shares of           Additional  on Securities  Unearned    Unearned
                                 Common    Common   Paid-In      Available      ESOP     Restricted  Treasury   Retained
(Dollars in thousands)            Stock    Stock    Capital      For Sale   Compensation   Stock       Stock    Earnings    Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1993   6,938,620  $  73    $71,425            -     $(4,657)     $(2,570)   $ (5,089)  $65,270    $124,452
Net income                            -        -          -            -           -            -           -     8,037       8,037
Exercise of stock                   2,816      -          -            -           -            -           36      (36)          -
Purchase of treasury stock       (506,159)     -          -            -           -            -       (8,280)       -      (8,280)
Amortization of unearned
  compensation                          -      -          -            -         291          934            -        -       1,225
Unrealized loss on securities
  available for sale                    -      -          -      $(2,733)          -            -            -        -      (2,733)
                                ---------  -----    -------      -------     -------      -------     --------  -------    --------

BALANCE AT SEPTEMBER 30, 1994   6,435,277     73     71,425       (2,733)     (4,366)      (1,636)     (13,333)  73,271     122,701
Net income                              -      -          -            -           -            -            -   12,699      12,699
Exercise of stock                  16,470      -          -            -           -            -          264     (127)        137
Purchase of treasury stock       (372,948)     -          -            -           -            -       (7,073)       -      (7,073)
Amortization of unearned
  compensation                          -      -        394            -         370          935            -        -       1,699
Unrealized gain on securities
  for sale                              -      -          -        5,065           -            -            -        -       5,065
                                ---------  -----    -------      -------     -------      -------     --------  -------    --------

BALANCE AT SEPTEMBER 30, 1995   6,078,799     73     71,819        2,332      (3,996)        (701)     (20,142)  85,843     135,228
Net income                              -      -          -            -           -            -            -   10,465      10,465
Cash dividend - $0.40 per
  share                                 -      -          -            -           -            -            -   (2,199)     (2,199)
Exercise of stock                   5,100      -          -            -           -            -           96     (464)       (368)
Purchase of treasury stock       (608,390)     -          -            -           -            -      (15,483)       -     (15,483)
Amortization of unearned
  compensation                          -      -        424            -         508          701            -        -       1,633
Unrealized loss on securities
  available for sale                    -      -          -       (4,097)          -            -            -        -      (4,097)
                                ---------  -----    -------      -------     -------      -------     --------  -------    --------

BALANCE AT SEPTEMBER 30, 1996   5,475,509  $  73    $72,243      $(1,765)    $(3,488)     $     -     $(35,529) $93,645    $125,179
                                =========  =====    =======      =======     =======      =======     ========  =======    ========

          See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow

                                                                                           September 30,
                                                                     --------------------------------------------------------
                                                                         1996                   1995                  1994
                                                                     -----------            -----------           -----------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $    10,465            $    12,699           $     8,037
                                                                     -----------            -----------           -----------
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
         Provisions for loan losses                                        1,300                    240                   240
         Depreciation, accretion and amortization                          2,526                  2,028                 1,971
         Deferred income taxes                                            (2,073)                  (496)                2,455
         (Gain) loss on investments, mortgage-backed and related
              securities and trading account securities, net              (3,420)                (3,674)                   88
         Gains on the sales of mortgage loans held for sale, net          (1,057)                  (261)                 (137)
         Stock-based compensation expense                                  1,633                  1,699                 1,225
         Increase in loans held for sale                                  (7,507)               (14,922)              (56,048)
         Decrease (increase)  in trading account securities, net           3,000                 10,196                (9,704)
         Other, net                                                        4,974                    291                 2,306
                                                                     -----------            -----------           -----------
Total adjustments                                                           (624)                (4,899)              (57,604)
                                                                     -----------            -----------           -----------
Net cash provided by (used in) operating activities                        9,841                  7,800               (49,567)
                                                                     -----------            -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of debt and equity securities                 25,508                 34,217                29,763
   Purchases of debt and equity securities                               (18,535)               (60,341)              (24,754)
   Purchases of mortgage-backed and related securities                    (1,000)               (10,293)              (85,285)
   Principal repayments on mortgage-backed and related
         securities                                                        5,573                 11,976                79,182
   Purchases of mortgage-backed securities available for sale           (323,622)              (159,432)             (234,114)
   Proceeds from sales of mortgage-backed securities
         available for sale                                              178,602                135,078               149,133
   Principal repayments on mortgage-backed securities
         available for sale                                               62,579                 22,752                61,768
   Purchase of debt and equity securities available for sale             (64,944)                (2,818)               (2,059)
   Proceeds from sales of debt and equity securities available for
   Proceeds from maturities of debt and equity securities available
        for sale                                                          16,369                      -                     -
   Purchases of Federal Home Loan Bank stock                              (2,059)                (1,265)              (10,174)
   Redemption of Federal Home Loan Bank stock                                436                      -                     -
   Purchase of loans                                                     (69,016)               (67,426)               (4,188)
   Increase in loans, net of loans held for sale                         (40,312)               (28,952)             (103,366)
   Increase in real estate held for investment                           (12,601)               (14,446)               (7,757)
   Proceeds from sale of foreclosed properties                             6,767                      -                     -
   Purchases of premises and equipment, net                               (6,634)                (3,428)               (1,845)
                                                                     -----------            -----------           -----------
Net cash used in investing activities                                   (209,014)              (143,328)             (153,096)
                                                                     -----------            -----------           -----------





          See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow

                                                                                   September 30,
                                                              -------------------------------------------------------
                                                                  1996                 1995                   1994
                                                              -----------           ----------             ----------
                                                                                   (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                       189,336              118,456                 17,888
   Proceeds from advances and other borrowings                    140,122               38,548                243,154
   Repayments on advances and other borrowings                    (97,248)             (18,432)               (53,498)
   Increase (decrease) in securities sold under agreements
       to repurchase                                              (13,521)               8,248                  5,501
   Increase in advances from borrowers for taxes
     and insurance                                                    213                  610                  2,096
   Dividends paid                                                  (2,199)                   -                      -
   Stock option transactions                                         (368)                   -                      -
   Purchase of treasury stock                                     (15,483)              (7,073)                (8,280)
                                                              -----------           ----------             ----------
Net cash provided by financing activities                         200,852              140,357                206,861
                                                              -----------           ----------             ----------
Increase in cash and cash equivalents                               1,679                4,829                  4,198

Cash and cash equivalents:
     Beginning of period                                           20,780               15,951                 11,753
                                                              -----------           ----------             ----------
     End of period                                            $    22,459           $   20,780             $   15,951
                                                              ===========           ==========             ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                 $    57,143           $   48,243             $   30,207
     Income taxes                                                   4,521               11,085                  2,106

Supplemental schedule of noncash investing and financing activities:

   The following summarizes significant noncash investing
     and financing activities:
     Mortgage loans secured as mortgage-backed securities               -                1,988                 76,565
     Transfer of mortgage-backed and related securities
       to assets available for sale                               117,300                    -                204,308
     Transfer from loans to foreclosed properties                     126                5,960                    148
     Transfer of mortgage loans to mortgage loans held for sale    11,937                4,941                 13,452





          See accompanying Notes to Consolidated Financial Statements

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of St. Francis Capital Corporation and subsidiaries (the "Company") conform to generally accepted accounting principles and to general practice within the banking industry. The Corporation provides a full range of banking and related financial services to individual and corporate customers through its network of bank affiliates. The Corporation is subject to competition from other financial institutions and is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies. The following is a description of the more significant of those policies that the Company follows in preparing and presenting its consolidated financial statements.

(a)   Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, St. Francis Bank, F.S.B. ("Bank"), and Bank Wisconsin ("Bank Wisconsin"), the Bank's subsidiaries, SF Investment Corp. ("SF Investment"), St. Francis Development Corp. (liquidated September 30, 1995), St. Francis Insurance Services Corp., S-F Mortgage Corp. and St. Francis Equity Properties ("SFEP") and limited partnerships more than 50% owned by SFEP and Bank Wisconsin's subsidiaries, BW Investment Corp. ("BW Investment") and BW Insurance Services ("BW Insurance"). All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(b)   Statements of Cash Flows
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with the FHLB and other financial institutions and federal funds sold.

(c)   Trading Account Securities
Trading account securities include debt securities which are held for resale in anticipation of short-term market movements. Trading account securities are stated at fair value. Gains and losses, both realized and unrealized, are included in trading securities gains and commitment fees, net.

(d)   Securities Held to Maturity and Available For Sale
Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each statement of condition date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

Debt securities not classified as held to maturity or trading and marketable equity securities not classified as trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

The cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and related securities, over the estimated life of the security. Such amortization is based on a level-yield method and is included in interest income from the respective security. Interest and dividends are included in interest and dividend income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net gains and losses from sales of investments and mortgage-backed and related securities. The cost of securities sold is based on the specific identification method.

(e)   Loans Held For Sale
Mortgage loans held for sale generally consist of current production of certain fixed-rate and adjustable-rate first mortgage loans. Mortgage loans held for sale are carried at the lower of cost (less principal payments received) or market value, as determined by outstanding commitments from investors or current quoted investor yield requirements on an aggregate basis.

(f)   Loans and Fees and Income on Loans
Loans for which management has the intent and ability to hold for the foreseeable future or until maturity or pay off are carried at their unpaid principal balances. Interest on loans is recorded as income in the period earned.

Loans are normally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is management's practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts amortized as an adjustment of the related loan's yield. These amounts are amortized to income using the level yield method, over the contractual life of the related loans. Discounts on purchased loans are amortized using a method which approximates level yield. Unamortized discounts on purchased loans which prepay are amortized immediately.

Loan origination fees and costs associated with loans sold are deferred and recognized at the time of sale as a component of gain or loss on the sale of loans. Fees for the servicing of loans are recognized as income when earned.

The Company adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" as of October 1, 1995. This statement requires that separate assets be recognized for the rights to service mortgage loans for others whether those servicing rights are purchased or related to loans originated by the Company. The cost of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. The Company periodically evaluates the carrying value and remaining amortization periods for impairment. For purposes of measuring impairment, the rights are stratified based upon predominant risk characteristics. The evaluation of mortgage servicing rights takes into consideration certain risk characteristics including loan type, note rate, prepayment trends and external market factors. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

(g)   Allowance for Loan Losses
The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. The allowance for loan losses is maintained at a level adequate to provide for loan losses through charges to operating expense. The allowance is based upon past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating loan losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and economic conditions. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective October 1, 1994. SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 eliminates the provisions in SFAS No. 114 that describe how a creditor should report interest income on an impaired loan and allows a creditor to use existing methods to recognize, measure and display interest income on an impaired loan.

(h)   Financial Options
Interest rate swaps, forward and future commitments and contracts and option contracts purchased or sold may be used from time to time to manage interest rate exposure by hedging specific assets or liabilities. Realized and unrealized gains and losses on these instruments are deferred and amortized over the life of the hedged assets and liabilities. Financial instruments which do not meet the criteria for hedge accounting are marked to market in aggregate and any gains or losses are recognized in the income statement.

Fees received on options written are deferred at the time the fees are received and recognized in other operating income at the earlier of the settlement or the expiration of the contract.

(i)   Foreclosed Properties
Foreclosed properties (which were acquired by foreclosure or by deed in lieu of foreclosure) are initially recorded at the lower of the carrying value of the related loan balance or the fair market value of the real estate acquired less the estimated costs to sell the real estate at the date title is received. Costs relating to the development and improvement of the property are capitalized. Income and expenses incurred in connection with holding and operating the property are charged to expense. Valuations are periodically performed by management and independent third parties and an allowance for loss is established by a charge to expense if the carrying value of a property exceeds its fair value less estimated costs to sell.

(j)   Real Estate Held for Investment
Real estate held for investment is multi-family rental property (affordable housing projects) that SFEP, a wholly-owned subsidiary of the Bank, owns, operates and develops as a limited partner. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

(k)   Premises and Equipment
Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization expense are provided on a straight-line basis over the estimated useful lives of the assets. The cost of leasehold improvements is amortized on the straight-line basis over the lesser of the term of the respective lease or the estimated economic life of the improvements.

Expenditures for normal repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income.

(l)   Federal Home Loan Bank Stock
The Company's investment in Federal Home Loan Bank stock meets the minimum amount required by current regulation and is carried at cost which is its redeemable (fair) value since the market for this stock is limited.

(m)   Income Taxes
The Company and its subsidiaries file consolidated Federal income tax returns. Federal income tax expense is allocated to each subsidiary based on an intercompany tax sharing agreement. Each subsidiary files separate state and local income or franchise tax returns.

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Affordable housing tax credits are recognized as a reduction of income tax expense in the year they are available to be used in the Company's consolidated income tax returns.

(n)   Pending Accounting Changes
The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation," which will be adopted by the Company on October 1, 1996. The statement requires that a fair value based method be used to value employee compensation plans that include stock based awards. The statement permits a company to either recognize compensation expense under SFAS No. 123 or continue to use prior accounting rules which did not consider the market value of stock in certain award plans. If adoption of the statement's fair value procedures are not used in the computation of compensation expense in the income statement, the Company must disclose in a note to the financial statements the pro-forma impact of adoption. The Company has elected not to recognize additional compensation expense under SFAS No. 123, but will provide any necessary disclosures in notes to its financial statements beginning in the year ending September 30, 1997. Therefore, there will be no effect of the Company adopting this statement on its results of operations.

The Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a consistent application of a financial-components approach that focuses on control. The effect of adopting this statement is not expected to be material to the Company's financial position or results of operations.

(o)   Reclassification
Certain amounts for prior years have been reclassified to conform to the 1996 presentation.

(2) ACQUISITIONS

In November 1994, the Company completed the acquisition of the stock of Valley Bank East Central in Kewaskum, Wisconsin as well as the deposits and certain assets of the Hartford, Wisconsin branch of Valley Bank Milwaukee for $13.3 million cash. The acquired bank offices are now operating as a commercial bank named Bank Wisconsin, and the acquisition was accounted for as a purchase. The related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition. At the time of acquisition, Bank Wisconsin had assets of approximately $85 million and deposits of approximately $70 million.

The excess of cost over the fair value of tangible assets acquired is accounted for as goodwill and is being amortized over the estimated useful life of fifteen years using the straight-line method. Goodwill, net of accumulated amortization, totaled $5.8 million and $6.3 million at September 30, 1996 and 1995, respectively.

In April 1996, the Company announced that it had reached a definitive agreement with Kilbourn State Bank for the acquisition of Kilbourn State Bank by St. Francis Capital Corporation for $23.5 million plus an adjustment to be determined at closing dependent upon the capital level of Kilbourn State Bank at that time. Under the terms of the definitive agreement, the Company will acquire all of the outstanding shares of Kilbourn State Bank for cash, with Kilbourn subsequently merging into Bank Wisconsin, the Company's commercial banking subsidiary. The acquisition, which has been approved by the Board of Directors of the Company and Kilbourn State Bank, is expected to close by the second quarter of 1997, subject to Kilbourn shareholder approval and various other conditions of closing.

(3)  DEBT AND EQUITY SECURITIES

The following is a summary of available for sale and held to maturity debt and equity securities:

                                                     Amortized                  Gross Unrealized                   Estimated
 (In thousands)                                         Cost                Gains               Losses             Fair Value
                                                    -----------         ------------         ------------          -----------
 At September 30, 1996:
    Available for sale:
      U.S. Treasury obligations and obligations of
         U.S. Government agencies                   $    23,565         $        100         $        168          $    23,497
      State and municipal obligations                     5,961                    -                   78                5,883
      Corporate notes and bonds                           7,558                   31                   27                7,562
      Asset-backed securities                             4,756                    -                    -                4,756
      Marketable equity securities                       16,782                    7                    -               16,789
                                                    -----------         ------------         ------------          -----------
                                                    $    58,622         $        138         $        273          $    58,487
                                                    ===========         ============         ============          ===========
    Held to maturity:
      Corporate notes and bonds                     $     1,991         $         10         $          -          $     2,001
      State and municipal obligations                     1,184                   33                    -                1,217
                                                    -----------         ------------         ------------          -----------
                                                    $     3,175         $         43         $          -          $     3,218
                                                    ===========         ============         ============          ===========
 At September 30, 1995:
    Available for sale:
      State and municipal obligations               $         5         $          -          $         -          $         5
      Corporate notes and bonds                             986                    5                    -                  991
      Marketable equity securities                        2,901                  263                   18                3,146
                                                    -----------         ------------         ------------          -----------
                                                    $     3,892         $        268          $        18          $     4,142
                                                    ===========         ============         ============          ===========
    Held to maturity:
      U.S. Treasury obligations and obligations of
         U.S. Government agencies                   $    18,940         $         81          $        59          $    18,962
      Corporate notes and bonds                          15,060                  112                    -               15,172
      State and municipal obligations                    15,928                   40                  528               15,440
                                                    -----------         ------------         ------------          -----------
                                                    $    49,928         $        233          $       587          $    49,574
                                                    ===========         ============         ============          ===========

The amortized cost and estimated fair value of debt and equity securities available for sale and held to maturity at September 30, 1996, by contractual maturity, are as follows:

                                                         Amortized              Estimated
(In thousands)                                             Cost                 Fair Value
                                                      --------------           ------------
Less than one year                                    $        6,583           $      6,605
Greater than one year but less than five years                23,446                 23,407
Greater than five years but less than ten years                3,453                  3,483
Greater than ten years                                        11,533                 11,421
                                                      --------------           ------------
                                                              45,015                 44,916
Marketable equity securities                                  16,782                 16,789
                                                      --------------           ------------
                                                      $       61,797           $     61,705
                                                      ==============           ============

Proceeds from the sale of available for sale debt and equity securities at September 30, 1996 were $33.9 million; gross profits of $614,000 and gross
losses of $126,000 were realized on those sales.   During the years ended
September 30, 1995 and 1994, there were no sales of held to maturity debt and equity securities.

Under implementation guidance for SFAS 115, the Company, at December 31, 1995, reclassified $28.9 million of its held-to-maturity portfolio to available-for-sale.

(4)  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of available for sale mortgage-backed and related securities and held to maturity mortgage-backed and related securities:


                                                     Amortized             Gross Unrealized           Estimated
(In thousands)                                          Cost            Gains            Losses       Fair Value
----------------------------------------------------------------------------------------------------------------
At September 30, 1996:
  Available for sale:
     Participation certificates:
        GNMA                                         $  4,809           $  332            $    -        $  5,141
        FNMA                                            4,867               75                14           4,928
        FHLMC                                          11,241               55                51          11,245
        Private issue                                 198,755              527             2,018         197,264
     REMICs                                           303,426            2,002             3,636         301,792
     Adjustable rate mortgage mutual fund                 842                -                 -             842
     CMO residual                                          68                -                 -              68
                                                     --------           ------            ------        --------
                                                     $524,008           $2,991            $5,719        $521,280
                                                     ========           ======            ======        ========
  Held to maturity:
     Collateralized mortgage obligations             $  3,040           $   73            $    -        $  3,113
     REMICs                                            68,392               83             3,159          65,316
                                                     --------           ------            ------        --------
                                                     $ 71,432           $  156            $3,159        $ 68,429
                                                     ========           ======            ======        ========

At September 30, 1995:
  Available for sale:
     Participation certificates:
        GNMA                                         $ 16,992           $  846            $    -        $ 17,838
        FNMA                                           19,430              284                 7          19,707
        FHLMC                                          11,234              222                 -          11,456
        Private issue                                 132,281              243               314         132,210
     Collateralized mortgage obligations                1,703                -                27           1,676
     REMICs                                           173,309            2,957               666         175,600
     Adjustable rate mortgage mutual fund               1,462               12                 -           1,474
     CMO residual                                         135                -                19             116
                                                     --------           ------            ------        --------
                                                     $356,546           $4,564            $1,033        $360,077
                                                     ========           ======            ======        ========
  Held to maturity:
     Collateralized mortgage obligations             $  9,914           $   32            $   25        $  9,921
     REMICs                                           147,581              995             2,601         145,975
                                                     --------           ------            ------        --------
                                                     $157,495           $1,027            $2,626        $155,896
                                                     ========           ======            ======        ========

Under implementation guidance for SFAS 115, the Company, at December 31, 1995, reclassified $88.4 million of its held-to-maturity portfolio to available-for-sale.

During the years ended September 30, 1996, 1995 and 1994, proceeds from the sale of available for sale mortgage-backed and related securities were $178.6 million, $135.1 million and $149.1 million, respectively. The gross realized gains on such sales totaled $2.8 million, $3.1 million and $3.8 million in 1996, 1995 and 1994, respectively. The gross realized losses on such sales totaled $10,000, $422,000 and

$3.1 million in 1996, 1995 and 1994, respectively. There were no sales of held to maturity mortgage-backed and related securities.

At September 30, 1996 and 1995, $240.4 million and $222.7 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

(5)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                                      September 30,
 (In thousands)                                                                 1996                  1995
-------------------------------------------------------------------------------------------------------------
 First mortgage - one- to four-family                                     $   270,614            $   209,140
 First mortgage - residential construction                                      32,249                25,277
 First mortgage - multi-family                                                 103,262                93,756
 Commercial real estate                                                         46,391                28,277
 Home equity                                                                    90,579                80,159
 Commercial and agriculture                                                     25,177                13,608
 Consumer secured by real estate                                                66,346                47,060
 Interim financing and consumer loans                                           21,890                21,978
 Education                                                                      12,142                12,833
                                                                          ------------           -----------
    Total gross loans                                                          668,650               532,088
                                                                          ------------           -----------
 Less:
    Loans in process                                                            29,631                10,903
    Unearned insurance premiums                                                    647                   582
    Deferred loan and guarantee fees                                               851                 1,021
    Purchased loan discount                                                      1,023                 1,060
    Allowance for loan losses                                                    5,217                 4,076
                                                                          ------------           -----------
    Total deductions                                                            37,369                17,642
                                                                          ------------           -----------
 Total loans receivable                                                        631,281               514,446
 Less:  First mortgage loans held for sale                                      20,582                 1,138
                                                                          ------------           -----------
 Loans receivable, net                                                    $    610,699           $   513,308
                                                                          ============           ===========

Activity in the allowance for loan losses is as follows:

                                                                               Years Ended September 30,
                                                                               ------------------------
 (In thousands)                                                    1996                   1995                   1994
------------------------------------------------------------------------------------------------------------------------
 Balance at beginning of year                                $       4,076          $      3,435            $     3,204
    Provision charged to expense                                     1,300                   240                    240
    Loans charged off, net of recoveries                              (159)                 (293)                   (80)
    Acquired bank's allowance                                            -                   694                      -
    Reclassified allowance                                               -                     -                     71
                                                             -------------          ------------            -----------
 Balance at end of year                                      $       5,217          $      4,076            $     3,435
                                                             =============          ============            ===========

Recoveries are insignificant in all years. Non-performing loans, which include loans on which the accrual of interest has been discontinued, and troubled debt restructurings totaled approximately $3.9 million and $432,000 at September 30, 1996 and 1995, respectively. Non-performing loans at September 30, 1996 include $3.6 million of purchased auto loans which are past due or in default. Impaired loans totaled $3.6 million at September 30, 1996. These loans had associated impairment reserves of $1.1 million. During 1996, the average balance of impaired loans was $1.4 million and no interest income was recorded. The reclassified allowance in 1994 relates to the allowance for loss on the amounts of real estate in judgment and in-substance foreclosed loans which were reclassified to loans in 1994.

The effect of non-performing loans on interest income is as follows:

                                                                 Years Ended September 30,
                                                            --------------------------------
 (In thousands)                                             1996          1995          1994
 --------------                                             ----          ----          ----
 Interest at original contractual rate                     $ 296         $  34          $ 596
 Interest collected                                           11            26            315
                                                           -----         -----          -----
    Net reduction of interest income                       $ 285         $   8          $ 281
                                                           =====         =====          =====

Capitalized mortgage servicing rights totaled $701,000 at September 30, 1996. The Company recorded additional gains of $634,000 and amortization expense of $23,000 for the year ended September 30, 1996. The fair value approximates the amount of capitalized mortgage servicing rights at September 30, 1996.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:


                                                                                    September 30,
                                                                               -----------------------
 (In thousands)                                                                1996               1995
 --------------                                                                ----               ----
 Mortgage loans underlying pass-through securities - FNMA                     $141,944          $162,777
 Mortgage loan portfolios serviced for:
    FNMA                                                                        72,038            17,838
    FHLMC                                                                        1,233             1,529
    Other investors                                                             11,619            13,070
                                                                              --------          --------
    Total loans serviced for others                                           $226,834          $195,214
                                                                              ========          ========
 Custodial escrow balances maintained in connection with the
     foregoing loan servicing and included in demand deposits                 $  8,738          $  8,193
                                                                              ========          ========

(6)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                            September 30,
                                                         -------------------
 (In thousands)                                          1996           1995
 --------------                                          ----           ----
 Mortgage-backed and related securities                $ 3,166        $ 2,531
 Loans receivable                                        3,691          3,355
 Other                                                   1,210          1,126
                                                       -------        -------
                                                       $ 8,067        $ 7,012
                                                       =======        =======


(7)  PREMISES AND EQUIPMENT

A summary of premises and equipment, at cost, follows:

                                                                   September 30,
                                                              ----------------------
 (In thousands)                                               1996              1995
 --------------                                               ----              ----
 Land and land improvements                                $  2,890          $  2,042
 Office buildings and improvements                           11,825             8,566
 Furniture, fixtures and equipment                            9,730             7,244
 Leasehold improvements                                         588               547
                                                           --------          --------
                                                             25,033            18,399
     Accumulated depreciation and amortization               (8,601)           (7,507)
                                                           --------          --------
                                                           $ 16,432          $ 10,892
                                                           ========          ========

Range of depreciable lives:

         Office buildings and improvements              5 - 40 years
         Furniture, fixtures and equipment              5 - 10 years
         Leasehold improvements                         5 - 40 years

(8)  DEPOSITS

Deposit accounts are summarized as follows:

                                                       September 30,
                            ---------------------------------------------------------------------
 (Dollars in thousands)                  1996                                 1995
 ----------------------     -------------------------------    ----------------------------------
                            Weighted                           Weighted
                            average                            average
                              rate      Amount      Percent      rate        Amount       Percent
                            --------    ------      -------    --------      ------       -------
 Demand deposits:
    Non-interest bearing      -        $ 34,377        3.9%       -         $ 26,879        3.9%

    Interest bearing         1.49%       39,710        4.5       1.47%        42,687        6.2

 Passbook accounts           2.87        79,362        9.0       2.75         87,678       12.7
 Money market
    demand accounts          4.53       176,838       20.2       4.55        121,016       17.6
 Certificates                5.60       547,397       62.4       5.81        410,088       59.6
                                       --------      -----                  --------      -----
 Total deposits              4.74      $877,684      100.0%      4.78       $688,348      100.0%
                                       ========      =====                  ========      =====

The certificates category above includes approximately $138.6 million and $38.0 million of brokered deposits at weighted average stated rates of 5.35% and 6.24% at September 30, 1996 and September 30, 1995, respectively.

Aggregate annual maturities of certificate accounts at September 30, 1996 are as follows:

 (Dollars in thousands)                                                Weighted
                                                                        average
Matures during year ended September 30:                   Amount         rate
---------------------------------------                   ------       --------
   1997                                                 $ 358,252        5.46%
   1998                                                   166,216        5.90
   1999                                                    10,799        5.48
   2000                                                     5,466        5.99
   2001                                                     6,589        5.74
   Thereafter                                                  75        8.00
                                                        ---------
                                                        $ 547,397
                                                        =========

Certificates include approximately $25.7 million and $14.8 million in denominations of $100,000 or more at September 30, 1996 and 1995, respectively.

Interest expense on deposits is as follows:

                                                                           Years Ended September 30,
                                                                   ---------------------------------------
 (In thousands)                                                    1996             1995              1994
                                                                   ----             ----              ----
 Demand deposits                                                $    614         $    553          $    516
 Money market demand accounts                                      6,787            4,681             1,946
 Passbook and certificate accounts                                30,209           25,541            18,054
                                                                --------         --------          --------
                                                                $ 37,610         $ 30,775          $ 20,516
                                                                ========         ========          ========

Accrued interest payable on deposits totaled approximately $3.5 million and $2.7 million at September 30, 1996 and 1995, respectively.

(9)  ADVANCES AND OTHER BORROWINGS

Advances and other borrowings consist of the following:


(Dollars in thousands)               Weighted Average
                                       Interest Rate
                                  ----------------------
                                       September 30,                                     September 30,
                                  ----------------------       Matures in fiscal     --------------------
Description                        1996            1995           year ended           1996        1995
-----------                       ------          ------       -----------------     ---------  ---------
Reverse repurchase agreements        -  %           5.81%            1996             $      -   $ 13,521

Advances from Federal Home
   Loan Bank Of Chicago             5.09             -         Open Line Advance         6,000          -
                                     -              4.79             1996                    -     20,000
                                    5.63            7.00             1997               12,509          9
                                    5.49            5.77             1998               95,000     85,000
                                    5.54            5.84             1999              230,000    200,000
                                    5.56            5.95             2000               25,060     25,064
                                    5.50             -           2001 and after          5,000          -
Federal Reserve Bank
   Treasury tax & loan advances     5.16            6.66         Daily overnight           511        958

Mortgages payable                   9.40            9.67            Various                954      1,129
                                                                                      --------   --------
                                                                                      $375,034   $345,681
                                                                                      ========   ========

The Company is required to maintain as collateral unencumbered mortgage loans and mortgage-related securities such that the outstanding balance of Federal Home Loan Bank ("FHLB") advances does not exceed 60% of the book value of this collateral. In addition, these notes are collateralized by all FHLB stock. At September 30, 1996 and 1995, $262.0 million and $220.0 million, respectively, of mortgage loans and $240.4 million and $222.7 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances. The variable rate advances are tied to the one-month and three-month LIBOR indices. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The maximum amount of borrowings at any month end during the years ended September 30, 1996 and 1995 was approximately $375.0 million and $367.2 million, respectively. The approximate average amount outstanding was $344.8 million and $341.7 for those same years. The weighted average interest rate was 5.43% and 5.62% during those years. The Federal Reserve Bank advances are collateralized by U.S. Treasury bills with a carrying value of $1.0 million at September 30, 1996 and 1995.

Securities sold under agreements to repurchase averaged $703,000 and $10.1 million based on average daily balances during the years ended September 30, 1996 and 1995, respectively. The maximum amount outstanding at any month-end was zero and $22.3 million during those years.

(10)  GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses are as follows:


                                                      Years Ended September 30,
                                                -----------------------------------
(In thousands)                                   1996          1995           1994
--------------                                  ------        ------         ------
Data processing                                 $1,317        $1,115         $  705
Advertising                                      1,425           868            995
Stationery, printing and office supplies           481           364            367
Telephone and postage                              724           530            480
Insurance and surety bond premiums                 103           151            123
Professional fees and services                     310           442            431
Supervisory assessment                             220           202            164
Amortization of intangible assets                  446           383              -
Organization dues and subscriptions                124            96             93
Consumer lending                                   357           327            261
Miscellaneous                                    1,096           903            768
                                                ------        ------         ------
                                                $6,603        $5,381         $4,387
                                                ======        ======         ======

(11)  INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of the following:

(In thousands)                     Federal        State       Total
--------------                     -------       -------    --------
YEAR ENDED SEPTEMBER 30, 1996
  Current                          $ 4,785        $  199     $ 4,984
  Deferred                          (1,820)         (253)     (2,073)
                                   -------        ------     -------
                                   $ 2,965        $  (54)    $ 2,911
                                   =======        =======    =======

YEAR ENDED SEPTEMBER 30, 1995
  Current                          $ 5,450        $1,323     $ 6,773
  Deferred                            (434)          (62)       (496)
                                   -------        ------     -------
                                   $ 5,016        $1,261     $ 6,277
                                   =======        ======     =======

YEAR ENDED SEPTEMBER 30, 1994
  Current                          $ 1,155        $  726     $ 1,881
  Deferred                           2,140           315       2,455
                                   -------        ------     -------
                                   $ 3,295        $1,041     $ 4,336
                                   =======        ======     =======

Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

                                                                      Years Ended September 30,
                                                                     ----------------------------
(In thousands)                                                       1996        1995        1994
--------------                                                       ----        ----        ----
Federal income tax expense at statutory rate of
   35% for 1996 and 1995; 34% for 1994                             $ 4,682      $6,642      $4,207
State income taxes, net of Federal income tax benefit                  (35)        830         779
Tax exempt interest                                                   (237)       (295)       (198)
Non-deductible compensation                                            176         138           -
Dividends received deduction                                            (3)        (16)        (74)
Unused net operating losses                                              -          31           -
Change in beginning of year valuation allowance                       (171)        (41)        (92)
Affordable housing credits                                          (1,617)       (875)       (331)
Other, net                                                             116        (137)         45
                                                                   -------      ------      ------
                                                                   $ 2,911      $6,277      $4,336
                                                                   =======      ======      ======

Included in other assets is a deferred tax asset of $2.3 million at September 30, 1996 and a deferred tax liability of $239,000 at September 30, 1995. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:


                                                             September 30,
                                                          ------------------
(In thousands)                                            1996          1995
--------------                                            ----          ----
DEFERRED TAX ASSETS:
Loans, principally due to allowance for losses          $   335        $  572
Deferred fee income                                         911           882
Net operating losses                                         99           206
Valuation adjustments and reserves                           33            78
Accrued expenses                                          1,732            32
Deferred compensation                                       660           540
Unrealized losses on available for sale securities          510             -
Other                                                        20             2
                                                        -------        ------
Gross deferred tax assets                                 4,300         2,312
Less valuation allowance                                    (99)         (206)
                                                        -------        ------
Net deferred tax assets                                   4,201         2,106

DEFERRED TAX LIABILITIES:
Fixed assets, principally due to differences in
  depreciation                                             (371)         (260)
Unamortized accounting change for securities
  marked to market                                       (1,036)       (1,564)
Other                                                      (450)         (521)
                                                        -------        ------
Gross deferred tax liability                             (1,857)       (2,345)
                                                        -------        ------
Net deferred tax asset (liability)                      $ 2,344        $ (239)
                                                        =======        ======

At September 30, 1996 and 1995, deferred tax assets and the valuation allowance include approximately $99,000 and $206,000, respectively, relating to various state net operating loss carry forwards of approximately $1.9 million and $3.9 million for those periods, which begin to expire in 1999.

(12)  SHAREHOLDERS' EQUITY

In accordance with federal regulations, at the time the Bank converted from a federal mutual savings bank to a federal stock savings bank, the Bank established a liquidation account equal to its retained earnings of $63.0 million to provide a limited priority claim for the benefit of qualifying depositors who maintain their deposit accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits. At September 30, 1996, the balance of the liquidation account was approximately $33.3 million. Under current regulations, the Bank is not permitted to pay dividends on its stock if the effect would reduce its regulatory capital below the liquidation account.

Office of Thrift Supervision ("OTS") regulations also provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, and after prior notice but without approval by the OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. During the year ended September 30, 1996, the Bank paid dividends to the Company totaling $13.1 million. As of September 30, 1996, retained earnings of the Bank of approximately $22.1 million were free of restriction and available for dividend payments.

Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its shareholders. However, the Company's source of funds for future dividends may depend upon dividends from the Bank.

Under the Internal Revenue Code and the Wisconsin Statutes, for tax years beginning before 1996, the Company is permitted to deduct an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Shareholders' equity at September 30, 1996 includes approximately $21.9 million for which no federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Small Business Job Protection Act of 1996 repealed the bad debt reserve method for tax years beginning after 1995. The Bank will not be required to recapture into income any of the restricted amounts previously deducted except in the unlikely event of a partial or complete liquidation of the Bank or if nondividend distributions to shareholders exceed current and accumulated earnings and profits.

The Company, the Bank and Bank Wisconsin are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material affect on the Company's, Bank's and Bank Wisconsin's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company, the Bank and Bank Wisconsin must meet specific capital guidelines that involve quantitative measures of the Company's, the Bank's and Bank Wisconsin's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's, the Bank's and Bank

Wisconsin's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") contains provisions for regulatory capital standards that require a minimum 3.0% Tier 1 leverage capital ratio, a minimum 4.0% Tier 1 capital to risk-weighted assets capital ratio and a minimum 8.0% qualifying total capital to risk-weighted assets capital ratio. At September 30, 1996, the Bank's and Bank Wisconsin's regulatory capital exceed all minimum standards required under FDICIA.

As of September 30, 1996, the Bank and Bank Wisconsin are well capitalized as defined by the regulatory capital standards. To be categorized as well capitalized, the Bank and Bank Wisconsin must maintain a minimum total risk-based ratio of 10.0%, Tier 1 risk-based ratio of 6.0%, and a Tier 1 leverage ratio of 5.0%.

The following table summarizes the Company's, the Bank's and Bank Wisconsin's capital amounts and capital ratios, and the capital ratios required by the Company's regulators at September 30, 1996 (dollars in thousands):

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                     For Capital           Prompt Corrective
                                              Actual              Adequacy Purposes        Action Provisions
                                        ------------------       ------------------       ------------------
                                        Amount       Ratio       Amount       Ratio       Amount       Ratio
                                        ------       -----       ------       -----       ------       -----
 As of September 30, 1996:
   Total Capital (to Risk Weighted Assets):
       Consolidated                      126,257      16.81%       60,103        8.00%         N/A
       St. Francis Bank                   92,764      13.12%       56,576        8.00%      70,721       10.00%
       Bank Wisconsin                      9,478      13.35%        5,680        8.00%       7,100       10.00%
   Tier 1 Capital (to Risk Weighted Assets):
       Consolidated                      121,040      16.11%       30,052        4.00%         N/A
       St. Francis Bank                   89,092      12.60%       28,288        4.00%      42,432        6.00%
       Bank Wisconsin                      8,789      12.38%        2,840        4.00%       4,260        6.00%
   Tier 1 Capital (to Average Assets):
       Consolidated                      121,040       9.00%       40,327        3.00%         N/A
       St. Francis Bank                   89,092       6.86%       38,915        3.00%      64,858        5.00%
       Bank Wisconsin                      8,789       9.12%        2,890        3.00%       4,817        5.00%


(13)  EARNINGS PER SHARE

Earnings per share of common stock for the years ended September 30, 1996 and 1995, have been determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Effective October 1, 1994, the Company adopted SOP 93-6 (see note 15). Therefore, total shares outstanding beginning with the quarter ended December 31, 1994 have been reduced by the ESOP shares that have not been committed to be released. Prior period per share calculations have not been restated.

The computation of earnings per common share for the years ended September 30, is as follows:


                                           1996              1995             1994
                                        -----------       -----------       ----------
Net income for the period               $10,465,000       $12,699,000       $8,037,000
                                        ===========       ===========       ==========
Common shares issued                      7,289,620         7,289,620        7,289,620

Net Treasury shares                       1,450,789         1,066,069          575,451

Unallocated ESOP shares                     363,222           404,466                -
                                        -----------       -----------       ----------
Weighted average common shares
   outstanding during the period          5,475,609         5,819,085        6,714,169
Common stock equivalents based on
   the treasury stock method                289,416           224,307          190,752
                                        -----------       -----------       ----------
Total weighted average common shares
   and equivalents outstanding            5,765,025         6,043,392        6,904,921
                                        ===========       ===========       ==========
Earnings per share                      $      1.82       $      2.10       $     1.16
                                        ===========       ===========       ==========

Primary and fully diluted earnings per share for the years ended September 30, 1996, 1995 and 1994, respectively, are the same.


(14)  STOCK REPURCHASE PROGRAM

On July 10, 1996, the Company announced it had adopted a share repurchase program for its common stock whereby the Company planned to purchase up to 5% of the outstanding stock, or approximately 282,945 shares, commencing July 12, 1996 and concluding before January 31, 1997, depending upon market conditions. The repurchased shares would become treasury shares and would be used for the exercise of stock options under the stock option plan and for general corporate purposes. At September 30, 1996, 188,500 shares had been repurchased at an average price of $25.89 per share. This is the sixth such repurchase program that the Company has undertaken, the most recent of which was completed May 13, 1996. At September 30, 1996, an aggregate of 1,838,507 shares had been repurchased in all such repurchase programs at an average price of $19.54.

(15)  EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS:
The Company has a defined contribution pension plan which covers substantially all employees who are at least 21 years of age and have completed 1,000 hours or more of service each year. Company contributions are based on a set percentage of each participant's compensation for the plan year. Plan expense for the years ended September 1996, 1995 and 1994 was approximately $289,000, $282,000 and $311,000, respectively. The Company funds the plan's costs.

The Company also has a defined contribution savings plan for substantially all employees. The plan is qualified under Section 401(k) of the Internal Revenue Code. Participation in the plan requires that an employee be at least 21 years of age and have a minimum of six months of full-time service. Participants may elect to defer a portion of their compensation (between 2% and 7%) and contribute this amount to the plan. Under the plan, the Company will match the contribution made by each employee up to fifty percent of 4% of the eligible employee's annual compensation. Plan expense for the years ended September 30,

1996, 1995 and 1994 was approximately $111,000, $95,000 and $88,000, respectively.  The Company funds the plan's costs.

The aggregate benefit payable to any employee of both defined contribution plans is dependent upon the rates of contribution, the earnings of the fund and the length of time such employee continues as a participant.

OFFICER DEFERRED COMPENSATION PLAN:
The Company has deferred compensation plans covering certain officers of the Company. These arrangements provide for monthly payments to be made upon retirement or reaching certain age levels for periods of 10 to 15 years. A liability is recorded for the present value of the future payments under these agreements earned through September 30, 1996 and 1995 amounting to $591,000 and $564,000, respectively. The Company owns insurance policies on the lives of these officers which are intended to fund these benefits.

EMPLOYEE STOCK OWNERSHIP PLAN:
In conjunction with the conversion of the Bank to a stock savings bank, an employee stock ownership plan ("ESOP") was adopted covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP borrowed $4.9 million from the Company and purchased 490,600 common shares issued in the conversion. The debt bears a variable interest rate based on the borrower's prime lending rate which was 8.25% at September 30, 1996. The balance of this loan was $4.1 million and $4.4 million at September 30, 1996 and 1995, respectively. The Bank and Bank Wisconsin make annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares for the years ended September 30, 1996 and 1995 and equal to the original cost for the year ended September 30, 1994. The excess of the current market price of shares released over the cost of those shares is credited to paid-in-capital. As shares are released they become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended September 30, 1996, 1995 and 1994 was $932,000, $764,000 and $291,000, respectively. The following is a summary of ESOP shares at September 30, 1996:

                                                           Shares
                                               -----------------------------
                                                  1996                1995
                                               ----------         ----------
   Allocated shares                               111,175             71,243
   Shares released for allocation                  30,659             29,085
   Unreleased shares                              348,766            390,272
                                               ----------         ----------
   Total ESOP shares                              490,600            490,600
                                               ==========         ==========


   Fair value of unreleased shares
        at September 30,                       $9,000,000         $8,900,000
                                               ==========         ==========



STOCK OPTION AND INCENTIVE PLANS:
The Company has adopted stock option plans for the benefit of directors and officers of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum term cannot exceed ten years. The stock options awarded to directors may be exercised at any time after grant provided the grantee remains a director of the Company. The stock options awarded to officers are exercisable on a cumulative basis over varying time periods, depending on the individual option grant terms.

At September 30, 1996, 195,478 shares were reserved for future grants. Further information concerning the options is as follows:

                                                          Option Price
                                          Shares            Per Share
                                         --------          -----------
Shares under option
   September 30, 1993                   531,293          $        10.00
     Options granted                      8,500                   16.75
     Options canceled                         -                       -
     Options exercised                   (6,988)                  10.00
                                        -------          --------------
   September 30, 1994                   532,805           10.00 - 16.75
     Options granted                          -                       -
     Options canceled                    (6,309)                  10.00
     Options exercised                  (21,142)                  10.00
                                        -------          --------------
   September 30, 1995                   505,354           10.00 - 16.75
     Options granted                          -                       -
     Options canceled                         -                       -
     Options exercised                  (28,952)                  10.00
                                        -------          --------------
   September 30, 1996                   476,402          $10.00 - 16.75
                                        =======          ==============
   Options exercisable                  359,470          $10.00 - 16.75
                                        =======          ==============

Options exercised during the year ended September 30, 1996 were exercised for $289,520 in cash.

MANAGEMENT RECOGNITION AND RETENTION PLAN:
The Company and the Bank have a Management Recognition and Retention Plan ("MRP"). Pursuant to the MRP, 280,370 shares of common stock were awarded to directors and officers and are earned over three years. The aggregate purchase price of these shares, initially recorded as a reduction of shareholders' equity, will be amortized as compensation expense as participants become fully vested. All participants became fully vested as of June 18, 1996. MRP expense for the years ended September 30, 1996, 1995 and 1994 was $701,000, $935,000
and $934,000, respectively.

(16)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND OTHER COMMITMENTS

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The contractual or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for the commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements.

                                                        Contractual or Notional Amount(s)
                                                                  September 30,
                                                       ----------------------------------
                                                          1996                    1995
                                                       ---------                 --------
                                                                  (In thousands)
 Financial instruments whose contract amounts
 represent credit risk, are as follows:
    Commitments to extend credit:
      Fixed-rate loans                                 $  18,487                 $  3,886
      Variable-rate loans                                 18,722                      588
    Guarantees under IRB issues                            4,200                    4,200
    Interest rate swap agreements                         55,000                   65,000
    Commitments to:
      Purchase mortgage-backed securities                 12,800                   13,700
      Sell mortgage-backed securities                      1,100                        -
    Unused and open-ended lines of credit:
      Consumer                                           107,052                   89,061
      Commercial                                          14,935                    6,711
    Open option contracts written:
      Short-put options                                    4,000                   13,000
      Short-call options                                   4,000                   16,000
    Commitments to fund equity investments                13,796                   14,283

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed-rate loan commitments as of September 30, 1996 have interest rates ranging from 6.50% to 9.75%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial development revenue bond issue ("IRB"). The IRB is issued by a municipality to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. Appraised values of the real estate collateral exceed the amount of the guarantee. An IRB commitment of $7.0 million is included in the fixed-rate loan commitments above.

Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. While interest rate swaps on their own have market risk, these agreements were entered into as hedges of the interest rates on FHLB advances which were used to fund fixed rate securities.

     The agreements at September 30, 1996 consist of the following:


Notional
 Amount                                Maturity      Fixed         Variable
 (000s)               Type               Date        Rate            Rate
---------             ----             --------      -----         --------
$10,000    Fixed Pay-Floating Receive    1998        4.93%           5.57%
 10,000    Fixed Pay-Floating Receive    1998        5.04            5.63
 15,000    Fixed Pay-Floating Receive    1998        5.25            5.63
 10,000    Fixed Pay-Floating Receive    1998        5.23            5.50
 10,000    Fixed Pay-Floating Receive    1998        5.43            5.66

Commitments to buy/sell mortgage-backed securities are contracts which represent notional amounts to buy/sell mortgage-backed securities at a future date and specified price. Such commitments generally have fixed settlement dates.

The unused and open consumer lines of credit are conditional commitments issued by the Company for extensions of credit such as home equity, auto, credit card or other similar consumer type financing. Furthermore, the unused and open commercial lines of credit are also conditional commitments issued by the Company for extensions of credit such as working capital, agricultural production, equipment or other similar commercial type financing. The credit risk involved in extending lines of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held for these commitments may include, but may not be limited to, real estate, investment securities, equipment, accounts receivable, inventory and Company deposits.

The open option contracts written represent the notional amounts to buy (short-put options) or sell (short-call options) mortgage-backed securities (GNMA or FNMA) at a future date and specified price. The Company receives a premium/fee for option contracts written which gives the purchaser the right, but not the obligation to buy or sell mortgage-backed securities within a specified time period for a contracted price. Because these contracts can expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The options expire in 37 days.

The commitments to fund equity investments represent amounts St. Francis Equity Properties ("SFEP"), a subsidiary of the Bank, is committed to invest in low-income housing projects, which would qualify for tax credits under Section 42 of the Internal Revenue Code (the "Code"). The Code provides a per state volume cap on the amounts of low-income housing tax credits ("LIHTCs") that may be taken with respect to low-income housing projects in each state. In order to claim a LIHTC, a credit allocation must be received from the appropriate state or local housing development authority. SFEP is currently a limited partner in 20 projects and has committed to equity investments in an additional five projects within the state of Wisconsin. At September 30, 1996, SFEP's equity investments in such projects totaled $13.5 million. Additionally, the Bank has provided financing or committed to provide financing to 24 of the projects. However, the primary return to the Company on these projects is in the form of tax credits. At September 30, 1996, the Bank had loans outstanding to such projects of $21.3 million. While the Company has experienced considerable growth in this area, there can be no assurance that the current rate of growth can be continued.

The Company's primary business activities include granting residential mortgage and consumer loans to customers located within the proximity of their branch locations, primarily within the State of Wisconsin. Approximately $1.3 million of commercial real estate and multi-family loans are outside Wisconsin as of September 30, 1996.

In the normal course of business, various legal proceedings involving the Company are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions.

The Company leases nine offices under agreements which expire at various dates through January 2030, with six leases having renewable options. Rent expense under these agreements totaled approximately $252,000, $232,000 and $205,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

The future minimum rental commitments as of September 30, 1996 under these leases for the next five years and thereafter, are as follows:

  Years ended                         Amount
 September 30,                      (In thousands)
 -------------                      --------------
     1997                       $       266
     1998                               229
     1999                               204
     2000                               165
     2001                               152
2002 and thereafter                   2,260

(17)  FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are materially affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be interpreted to represent, the underlying value of the Company.

The following table presents the estimates of fair value of financial instruments at September 30, 1996:

                                                                            Carrying         Fair
(In thousands)                                                                Value          Value
--------------                                                             ---------       ---------
Financial Assets:
   Cash and cash equivalents                                                  22,459           22,459
   Debt and equity securities                                                 61,662           61,705
   Mortgage-backed and related securities                                    592,712          589,709
   Mortgage loans held for sale                                               20,582           20,614
   Loans receivable                                                          610,699          614,425
   Federal Home Loan Bank stock                                               19,063           19,063

Financial Liabilities:
   Certificate accounts                                                      547,397          547,448
   Other deposit accounts                                                    330,287          330,287
   Advances and other borrowings                                             375,034          374,798

                                                                     Notional          Carrying        Fair
(In thousands)                                                        Amount            Value         Value
--------------                                                      ---------         ----------     -------
Off-Balance Sheet Items:
   Commitments to extend credit                                     $  37,209             -              *
   Unused and open-ended lines of credit                              121,987             -              *
   Commitments to purchase mortgage-backed and related securities      12,800                -            -
   Commitments to sell mortgage-backed and related securities           1,100                -            -
   Interest rate swap agreements                                       55,000          $  (549)      $  599
   Open option contracts:
     Short-put options                                                  4,000                3            3
     Short-call options                                                 4,000               (4)          (4)

  *    Amount is not material.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

DEBT AND EQUITY AND MORTGAGE-BACKED AND RELATED SECURITIES: Fair values for debt and equity and mortgage-backed and related securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

MORTGAGE LOANS HELD FOR SALE: The fair values for mortgage loans held for sale are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics

LOANS RECEIVABLE: For variable-rate mortgage loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for residential mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for commercial real estate loans, rental property mortgage loans and consumer and other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

FEDERAL HOME LOAN BANK STOCK: Federal Home Loan Bank stock is carried at cost which is its redeemable (fair) value since the market for this stock is limited.

CERTIFICATE ACCOUNTS: The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

OTHER DEPOSITS: The fair values disclosed for other deposits, which include interest and non-interest checking accounts, passbook accounts and money market accounts, are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying value amounts).

FEDERAL HOME LOAN BANK AND OTHER BORROWINGS: The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowings arrangements.

OFF-BALANCE SHEET ITEMS: The fair value of the Company's off-balance sheet instruments are based on quoted market prices, fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the related counterparty.

The fair value of the interest rate swap agreements is based on the present value of the swap using dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The fair value of the commitment to fund equity investments is not determinable and is therefore not shown.

The fair value estimates are presented for on-balance sheet financial instruments without attempting to estimate the value of the Company's long-term relationships with depositors and the benefit that results from low-cost funding provided by deposit liabilities.

(18)  FINANCIAL INFORMATION OF ST. FRANCIS CAPITAL CORPORATION (PARENT ONLY)

                                          STATEMENT OF FINANCIAL CONDITION

                                                                                         September 30,
(In thousands)                                                                   1996                  1995
--------------                                                                -----------           -----------
                                                       ASSETS
Cash, all with Bank                                                           $    13,858           $     3,567
Debt and equity securities available for sale                                       2,986                 1,474
Mortgage-backed and related securities available for sale                           1,522                 1,759
Debt and equity securities held to maturity                                             -                 9,691
Mortgage-backed and related securities held to maturity                                 -                 6,016
Investment in subsidiaries, at equity                                             106,206               111,827
Accrued interest receivable and other assets                                          607                   894
                                                                              -----------           -----------
     Total assets                                                             $   125,179           $   135,228
                                                                              ===========           ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                                            -                     -

Shareholders' equity:
   Common stock                                                               $        73           $        73
   Additional paid-in capital                                                      72,243                71,819
   Unrealized gain (loss) on securities available for sale                         (1,765)                2,332
   Unearned ESOP compensation                                                      (3,488)               (3,996)
   Unearned restricted stock                                                            -                  (701)
   Treasury stock, at cost                                                        (35,529)              (20,142)
   Retained earnings, substantially restricted                                     93,645                85,843
                                                                              -----------           -----------

     Total shareholders' equity                                                   125,179               135,228
                                                                              -----------           -----------
     Total liabilities and shareholders' equity                               $   125,179           $   135,228
                                                                              ===========           ===========

                              STATEMENT OF INCOME

                                                                                         Year ended
                                                                                        September 30,
(In thousands)                                                         1996                 1995                   1994
--------------                                                         -----------       ------------       ----------
Dividend received from Bank                                            $    13,124       $     15,396       $    6,863
Interest and other dividend income                                           1,487             1,707             1,647
Other income (loss)                                                            291                45               (99)
General and administrative expenses                                         (1,138)             (862)             (517)
                                                                       -----------       -----------        ----------
            Income before income tax expense and equity in
              undistributed earnings of subsidiaries                        13,764            16,286             7,894
Income tax expense                                                             143               114               184
                                                                       -----------       -----------        ----------
            Income before equity in undistributed earnings of
              subsidiaries                                                  13,621            16,172             7,710
Equity in (distributed) undistributed earnings of subsidiaries              (3,156)           (3,473)              327
                                                                       -----------       -----------        ----------
Net income                                                             $     10,465      $     12,699       $    8,037
                                                                       ============      ============       ==========


                            STATEMENT OF CASH FLOWS

                                                                           Year ended
                                                                           September 30,
(In thousands)                                                  1996          1995           1994
--------------                                               ----------     ----------     ---------
Cash flows from operating activities:
Net income                                                   $   10,465     $   12,699     $   8,037
Adjustments to reconcile net income to
cash provided by operations:
  Equity in distributed (undistributed)
    earnings of subsidiaries                                      3,156          3,473         (327)
  Increase (decrease) in liabilities                                  -              -         (124)
  Other, net                                                        288          (139)         (159)
                                                             ----------     ----------     ---------
Cash provided by operations                                      13,909         16,033         7,427
                                                             ----------     ----------     ---------
Cash flows from investing activities:
Purchase of Bank Wisconsin stock                                      -       (13,315)             -
Proceeds from sales of securities available for sale             18,075            900         4,725
Purchase of securities available for sale                       (3,824)                      (1,475)
Principal repayments on securities available for sale               181                        6,440
Purchase of securities held to maturity                               -                      (2,434)
Cash provided by (used in) investing activities                  14,432       (12,415)         7,256
                                                             ----------     ----------     ---------
Cash flows from financing activities:
Stock option transactions                                         (368)              -             -
Purchase of treasury stock                                     (15,483)        (7,073)       (8,280)
Dividends paid                                                  (2,199)              -             -
Cash used in financing activities                              (18,050)        (7,073)       (8,280)
                                                             ----------     ----------     ---------
Increase in cash                                                 10,291        (3,455)         6,403
Cash at beginning of period                                       3,567          7,022           619
                                                             ----------     ----------     ---------
Cash at end of period                                        $   13,858     $    3,567     $   7,022
                                                             ==========     ==========     =========

(19)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         For the quarter ended,
                                     --------------------------------------------------------------------------------------------
                                      Sep 30       Jun 30     Mar 31      Dec 31     Sep 30      Jun 30      Mar 31      Dec 31
                                       1996         1996       1996        1995       1995        1995        1995        1994
                                     ---------   ---------   ---------   ---------  ---------   ---------   ---------   ---------
                                                   (Dollars in thousands, except earnings per share and market prices)
Interest and dividend income         $  24,217   $  23,253   $  22,899   $  21,728  $  21,604   $  22,052   $  21,233   $  18,898
Interest expense                        15,079      14,248      13,899      13,187     13,140      13,453      12,859      10,771
                                     ---------   ---------   ---------   ---------  ---------   ---------   ---------   ---------
Net interest income                      9,138       9,005       9,000       8,541      8,464       8,599       8,374       8,127
Provision for loan losses                1,078          78          78          66         60          60          60          60
                                     ---------   ---------   ---------   ---------  ---------   ---------   ---------   ---------
Net interest income after
  provision for loan losses              8,060       8,927       8,922       8,475      8,404       8,539       8,314       8,067
Gain (loss) on sales of investments
  and mortgage-backed and related
  securities                                35          (1)      1,678       1,599      1,196       1,193         265         (78)
Gain (loss) on sales of mortgage
  loans held for sale, net                 242         157         437         221         60          82          49          70
Other operating income                   1,437       1,116       2,054       1,639      1,427       1,756       1,472         839
                                     ---------   ---------   ---------   ---------  ---------   ---------   ---------   ---------
Total other operating income             1,714       1,272       4,169       3,459      2,683       3,031       1,786         831
General and administrative expenses     11,561       6,972       6,992       6,097      5,810       5,851       5,583       5,435
                                     ---------   ---------   ---------   ---------  ---------   ---------   ---------   ---------
Income before income tax expense        (1,787)      3,227       6,099       5,837      5,277       5,719       4,517       3,463
Income tax expense                      (1,357)        683       1,823       1,762      1,623       1,935       1,541       1,178
                                     ---------   ---------   ---------   ---------  ---------   ---------   ---------   ---------
Net income                           $    (430)  $   2,544   $   4,276   $   4,075  $   3,654   $   3,784   $   2,976   $   2,285
                                     =========   =========   =========   =========  =========   =========   =========   =========

Earnings per share (1)               $   (0.08)  $    0.45   $    0.73   $    0.68  $    0.61   $    0.62   $    0.49   $    0.38
Weighted average common stock
  equivalents                        5,532,790   5,673,282   5,878,562   5,973,557  5,983,752   6,085,623   6,055,149   6,041,422
Market Information:
  High                               $   26.25   $   28.00   $   28.00   $   25.50  $   22.75   $   20.25   $   18.50   $   17.25
  Low                                    24.75       24.00       22.25       22.25      20.00       17.75       13.75       13.50
  Close                                  25.75       25.00       27.25       23.25      22.75       20.00       18.25       14.00

(1) Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

The quarter ended September 30, 1996 contained the effect of a one-time assessment from the Federal Deposit Insurance Corporation for recapitalization of the Savings Association Insurance Fund. The assessment was $4.2 million with an after-tax effect on net income of $2.5 million or $0.45 per share for the quarter. The quarter also contained the effect of an additional provision for loan losses of $1.0 million with an after-tax effect of $600,000 or $0.11 per share for the quarter, to provide for potential losses on a pool of sub-prime auto loans.

On October 25, 1996, the Company declared a dividend of $0.12 per share on the Company's common stock for the quarter ended September 30, 1996, which was the fifth cash dividend payment since the Company became a publicly-held company in June 1993. The dividend was payable on November 22, 1996 to shareholders of record as of November 8, 1996. At November 29, 1996, the closing price of the Company's common stock was $27.00 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, dated December 16, 1996, relating to the 1997 Annual Meeting of Shareholders currently scheduled for January 22, 1997, which is incorporated herein by reference. Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, dated December 16, 1996, relating to the 1997 Annual Meeting of Shareholders currently scheduled for January 22, 1997, which is incorporated herein by reference. However, the information set forth under the heading "Compensation Committee Report" in the Company's definitive Proxy Statement dated December 16, 1996, shall not be deemed to be incorporated by reference by any general statement into any filing and shall not otherwise be deemed to be filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, dated December 16, 1996, relating to the 1997 Annual Meeting of Shareholders currently scheduled for January 22, 1997, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement, dated December 16, 1996, relating to the 1997 Annual Meeting of Shareholders currently scheduled for January 22, 1997, which is incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

         Consolidated Statements of Financial Condition at September 30, 1996 and 1995
         Consolidated Statements of Income for Years Ended September 30, 1996, 1995 and 1994
         Consolidated Statements of Shareholders' Equity for Years Ended September 30, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for Years Ended September 30, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements
         Independent Auditors' Report

(A) (2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(A)(3)  EXHIBITS:

   3.1   Articles of Incorporation of Registrant (1)
   3.2   Amended By-laws of Registrant (2)
   3.3   Stock Charter of St. Francis Bank, F.S.B. (1)
   3.4   By-laws of St. Francis Bank, F.S.B. (1)
  10.1   St. Francis Bank, F.S.B. Money Purchase Pension Plan (1)
  10.2   St. Francis Bank, F.S.B. 401(k) Savings Plan (1)
  10.3   St. Francis Bank, F.S.B. Employee Stock Ownership Plan (1)
  10.4   Credit Agreement by and between St. Francis Bank, F.S.B. Employee Stock Ownership
         Trust and Registrant (1)
  10.5   St. Francis Bank, F.S.B. Management Recognition and Retention Plan and Trust (1)
  10.6   St. Francis Capital Corporation 1993 Incentive Stock Option Plan (1)
  10.7   St. Francis Capital Corporation 1993 Stock Option Plan for Outside Directors (1)
  10.8   1980 Deferred Compensation Agreement-John C. Schlosser (1)
  10.9   1986 Deferred Compensation Agreement-John C. Schlosser (1)
  10.10  1986 Deferred Compensation Agreement-Thomas R. Perz (1)
  10.11  1987 Deferred Compensation Agreement-Thomas R. Perz (1)
  10.12  1988 Deferred Compensation Agreement-Edward W. Mentzer (1)
  10.13  1992 Consulting, Non-Competition and Supplemental Compensation Agreement-John C. Schlosser (1)
  10.14  1993 Employment Agreement-John C. Schlosser (1)
  10.15  1993 Employment Agreement-Thomas R. Perz (1)
  10.16  1993 Employment Agreement-Brian T. Kaye (1)
  10.17  1993 Employment Agreement-Bruce R. Sherman (1)
  10.18  1994 Employment Agreement-James C. Hazzard (2)
  10.19  1996 Employment Agreement-Thomas R. Perz (3)
  10.20  1996 Employment Agreement-Brian T. Kaye (3)
  10.21  1996 Employment Agreement-Bruce R. Sherman  (3)
  10.22  1996 Employment Agreement-James C. Hazzard  (3)
  10.23  1996 Employment Agreement-John C. Schlosser (3)
  11.1   Statement regarding computation of per share earnings             See footnote (13) in Part II Item 8
  13.1   1996 Summary Annual Report to Shareholders (4)
  21.1   Subsidiaries of the Registrant                                    See "Subsidiaries" in Part I Item I
  23.1   Consent of KPMG Peat Marwick LLP (3)
  24.1   Powers of Attorney for certain officers and directors (1)
  27.1   Financial Data Schedule (3)
  99.1   Appraisal Agreement with R.P. Financial, Inc. (1)
  99.2   Appraisal Report of R.P. Financial, Inc. (1)
  99.3   Stock Order Form for Subscription and Community Offerings (1)
  99.4   Proxy Statement for Special Meeting of Members of St. Francis Bank, F.S.B. (1)
  99.5   Marketing Materials (1)
  99.6   Proxy Statement for 1997 Annual Meeting of Shareholders (3)

(1) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement declared effective on April 22, 1993. (Registration Number 33-58680).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(3)  Filed herewith.
(4)  Filed in paper format pursuant to Rule 101(b)(1) of Regulation S-T.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the three months ended September 30, 1996.

(C) EXHIBITS

Reference is made to the exhibit index set forth above at (a)(3).

(D) FINANCIAL STATEMENT SCHEDULES

Reference is made to the disclosure set forth above at (a)(1 and 2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ST. FRANCIS CAPITAL CORPORATION

                                    By:/s/ John C. Schlosser
                                       ----------------------
                                       John C. Schlosser, President and
                                       Chief Executive Officer
                                       (Duly Authorized Representative)

                                    Date:December 11, 1996
                                         ------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.



/s/ John C. Schlosser                     /s/ Jon D. Sorenson
-----------------------------             --------------------------------
John C. Schlosser, President,             Jon D. Sorenson, Chief Financial
Chief Executive Officer and               Officer and Treasurer
Director (Principal Executive             (Principal Financial and
                                          Accounting Officer)

Date: December 11, 1996                   Date: December 11, 1996
      -----------------                         -----------------

/s/ Thomas R. Perz
-----------------------------             --------------------------------
Thomas R. Perz, Vice President            William F. Double, Director
         and Director

Date: December 11, 1996                   Date: December 11, 1996
      -----------------                         -----------------


/s/ Rudolph T. Hoppe                      /s/ Edward W. Mentzer
-----------------------------             --------------------------------
Rudolph T. Hoppe, Director                Edward W. Mentzer, Director

Date: December 11, 1996                   Date: December 11, 1996
      -----------------                         -----------------



/s/ James C. Hazzard                       /s/ Edmund O. Templeton
-----------------------------             --------------------------------
James C. Hazzard, Director                   Edmund O. Templeton, Director

Date: December 11, 1996                   Date: December 11, 1996
      -----------------                         -----------------



/s/ David J. Drury
-----------------------------
David J. Drury, Director

Date: December 11, 1996
      -----------------