Form 10-Q
period 1996-12-31
ST FRANCIS CAPITAL CORP
filed 1997-02-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1996

                         Commission File Number 0-21298

                        ST. FRANCIS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


           WISCONSIN                                       39-1747461
-------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


3545 SOUTH KINNICKINNIC AVENUE
MILWAUKEE, WISCONSIN                                         53235-3700
----------------------------------------                -------------------
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


                              (1)   Yes  x    No
                                         ---
                              (2)   Yes  x    No
                                         ---


     The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 5,356,064 at January 31, 1997.


                               Page 1 of 24 pages

              ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES

                                  CONTENTS


                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements:

         Consolidated Statements of Financial Condition                 3

         Consolidated Statements of Income                              4

         Consolidated Statements of Shareholders' Equity                5

         Consolidated Statements of Cash Flows                          6

         Notes to Consolidated Financial Statements                     8


ITEM 2.  Management's Discussion and Analysis                          13


PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                             23

ITEM 2.  Changes In Securities                                         23

ITEM 3.  Defaults Upon Senior Securities                               23

ITEM 4.  Submission of Matters to a Vote of Security Holders           23

ITEM 5.  Other Information                                             23

ITEM 6.  Exhibits and Reports on Form 8-K                              23


SIGNATURES                                                             24
----------

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Financial Condition

                                                                          December 31,      September 30,
                                                                               1996             1996
                                                                            ----------       ----------
                                                                                   (In thousands)
ASSETS
Cash and due from banks                                                     $   18,463       $   17,604
Federal funds sold and overnight deposits                                        6,488            4,855
                                                                            ----------       ----------
Cash and cash equivalents                                                       24,951           22,459
                                                                            ----------       ----------
Trading account securities, at market                                                -                -
Assets available for sale, at market:
  Debt and equity securities                                                    59,207           60,001
  Mortgage-backed and related securities                                       517,577          519,766
Mortgage loans held for sale, at lower of cost or market                        10,731           20,582
Securities held to maturity:
  Debt and equity securities (market values of $5,799 and $6,331,
  respectively)                                                                  5,676            6,215
  Mortgage-backed and related securities (market values of $66,644
  and $65,316, respectively)                                                    68,077           68,392
Loans receivable, net                                                          624,082          610,699
Federal Home Loan Bank stock, at cost                                           19,263           19,063
Accrued interest receivable                                                      8,131            8,067
Foreclosed properties                                                              127               80
Real estate held for investment                                                 39,610           36,865
Premises and equipment, net                                                     17,551           16,432
Other assets                                                                    14,333           15,495
                                                                            ----------       ----------
Total assets                                                                $1,409,316       $1,404,116
                                                                            ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                                    $  894,465       $  877,684
Advances and other borrowings                                                  378,491          375,034
Advances from borrowers for taxes and insurance                                    368           11,092
Accrued interest payable and other liabilities                                  10,082           15,127
                                                                            ----------       ----------
Total liabilities                                                            1,283,406        1,278,937
                                                                            ----------       ----------
Commitments and contingencies                                                        -                -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
  None issued                                                                        -                -
Common stock $.01 par value:  Authorized 12,000,000 shares;
  Issued, 7,289,620 shares;
  Outstanding, 5,356,064 and 5,475,509 shares, respectively                         73               73
Additional paid-in-capital                                                      72,592           72,243
Unrealized loss on securities available for sale, net of tax                    (1,063)          (1,765)
Unearned ESOP compensation                                                      (3,386)          (3,488)
Treasury stock at cost (1,933,556 and 1,814,111 shares, respectively)          (38,585)         (35,529)
Retained earnings, substantially restricted                                     96,279           93,645
                                                                            ----------       ----------
Total shareholders' equity                                                     125,910          125,179
                                                                            ----------       ----------
Total liabilities and shareholders' equity                                  $1,409,316       $1,404,116
                                                                            ==========       ==========


          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income


                                                                             Three months ended
                                                                                December 31,
                                                                        ------------------------------
                                                                          1996                 1995
                                                                        ---------            ---------
                                                                    (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
  Loans                                                                 $  13,265            $  11,317
  Mortgage-backed and related securities                                    9,901                9,007
  Debt and equity securities                                                1,009                  823
  Federal funds sold and overnight deposits                                   259                  281
  Federal Home Loan Bank stock                                                330                  297
  Trading account securities                                                   70                    3
                                                                        ---------            ---------
Total interest and dividend income                                         24,834               21,728
                                                                        ---------            ---------

INTEREST EXPENSE:
  Deposits                                                                 10,759                8,401
  Advances and other borrowings                                             5,125                4,786
                                                                        ---------            ---------
Total interest expense                                                     15,884               13,187
                                                                        ---------            ---------
Net interest income before provision for loan losses                        8,950                8,541
Provision for loan losses                                                     261                   66
                                                                        ---------            ---------
Net interest income                                                         8,689                8,475
                                                                        ---------            ---------

OTHER OPERATING INCOME (EXPENSE), NET:
  Loan servicing and loan related fees                                        458                  400
  Depository fees and service charges                                         403                  355
  Trading securities gains and commitment fees, net                           385                  128
  Gain on debt and equity and mortgage-backed
    and related securities, net                                               476                1,599
  Gain on sales of mortgage loans held for sale, net                          227                  221
  Insurance and annuity commissions                                            81                   63
  Gain (loss) on foreclosed properties, net                                   (14)                 132
  Income from affordable housing                                              550                  433
  Other income                                                                 91                  128
                                                                        ---------            ---------
Total other operating income, net                                           2,657                3,459
                                                                        ---------            ---------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation, payroll taxes and other employee benefits                   3,626                3,004
  Office building expenses, including depreciation                            543                  479
  Furniture and equipment expenses, including depreciation                    527                  400
  Federal deposit insurance premiums                                          331                  331
  Real estate held for investment                                             621                  500
  Other general and administrative                                          1,814                1,383
                                                                        ---------            ---------
Total general and administrative expenses                                   7,462                6,097
                                                                        ---------            ---------
Income before income tax expense                                            3,884                5,837
Income tax expense                                                            727                1,762
                                                                        ---------            ---------
Net income                                                              $   3,157            $   4,075
                                                                        =========            =========
Earnings per share                                                      $    0.59            $    0.68
                                                                        =========            =========






          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Equity


                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                                   Shares of                      Additional     on Securities     Unearned
                                                   Common          Common          Paid-In        Available          ESOP
                                                   Stock           Stock           Capital         For Sale       Compensation
                                                   ---------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Three months ended December 31, 1995
------------------------------------
Balance at September 30, 1995                      6,078,799       $    73         $  71,819       $   2,332       $  (3,996)
Net income                                                 -             -                 -               -               -
Cash dividends paid - $0.10 per share                      -             -                 -               -               -
Purchase of treasury stock                           (25,000)            -                 -               -               -
Amortization of unearned compensation                      -             -               103               -             145
Unrealized loss on securities available for
  sale, net of tax                                         -             -                 -            (436)              -
                                                   ---------       -------         ---------       ---------       ---------
Balance at December 31, 1995                       6,053,799       $    73         $  71,922       $   1,896       $  (3,851)
                                                   =========       =======         =========       =========       =========

Three months ended December 31, 1996
------------------------------------
Balance at September 30, 1996                      5,475,509       $    73         $  72,243       $  (1,765)      $  (3,488)
Net income                                                 -             -                 -               -               -
Cash dividends paid - $0.12 per share                      -             -                 -               -               -
Purchase of treasury stock                          (119,445)            -                 -               -               -
Amortization of unearned compensation                      -             -               349               -             102
Unrealized gain on securities available for
  sale, net of tax                                         -             -                 -             702               -
                                                   ---------        ------         ---------       ---------       ---------
Balance at December 31, 1996                       5,356,064        $   73         $  72,592       $  (1,063)      $  (3,386)
                                                   =========        ======         =========       =========       =========




                                                     Unearned
                                                    Restricted         Treasury         Retained
                                                      Stock              Stock           Earnings           Total
                                                    -------------------------------------------------------------
                                                                            (Dollars in thousands)
Three months ended December 31, 1995
------------------------------------
Balance at September 30, 1995                         $  (701)          $(20,142)        $  85,843        $ 135,228
Net income                                                  -                  -             4,075            4,075
Cash dividends paid - $0.10 per share                       -                  -              (565)            (565)
Purchase of treasury stock                                  -               (579)                -             (579)
Amortization of unearned compensation                     234                  -                 -              482
Unrealized loss on securities available for
  sale, net of tax                                          -                  -                 -             (436)
                                                      -------           --------         ---------        ---------
Balance at December 31, 1995                          $  (467)          $(20,721)        $  89,353        $ 138,205
                                                      =======           ========         =========        =========

Three months ended December 31, 1996
------------------------------------
Balance at September 30, 1996                         $     -           $(35,529)         $ 93,645        $ 125,179
Net income                                                  -                  -             3,157            3,157
Cash dividends paid - $0.12 per share                       -                  -              (523)            (523)
Purchase of treasury stock                                  -             (3,056)                -           (3,056)
Amortization of unearned compensation                       -                  -                 -              451
Unrealized gain on securities available for
  sale, net of tax                                          -                  -                 -              702
                                                      -------           --------         ---------        ---------
Balance at December 31, 1996                          $     -           $(38,585)         $ 96,279        $ 125,910
                                                      =======           ========         =========        =========



          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flow



                                                                                           Three Months Ended
                                                                                               December 31,
                                                                                        -----------------------
                                                                                          1996          1995
                                                                                        -----------------------
                                                                                             (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                              $  3,157      $  4,075
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
    Provisions for loan losses                                                               261            66
    Depreciation, accretion and amortization                                                 833           249
    Deferred income taxes                                                                  2,856          (508)
    Gain on debt and equity, mortgage-backed and related
      securities and trading account securities, net                                        (861)       (1,727)
    Gains on the sales of mortgage loans held for sale, net                                 (227)         (221)
    Stock-based compensation expense                                                         451           482
    Decrease in loans held for sale                                                        9,851         4,664
    Decrease in trading account securities, net                                                -         3,000
    Other, net                                                                            (5,746)        6,052
                                                                                        --------      --------
Total adjustments                                                                          7,418        12,057
                                                                                        --------      --------
Net cash provided by operating activities                                                 10,575        16,132
                                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of debt and equity securities                                     998        22,727
  Purchases of debt and equity securities                                                   (459)      (18,145)
  Principal repayments on mortgage-backed and related securities                             315         4,760
  Purchases of mortgage-backed securities available for sale                             (69,286)      (88,190)
  Proceeds from sales of mortgage-backed securities available
    for sale                                                                              57,482        61,823
  Principal repayments on mortgage-backed securities available
    for sale                                                                              13,993        14,076
  Purchase of debt and equity securities available for sale                              (16,654)       (3,700)
  Proceeds from sales of debt and equity securities available for sale                     6,663         1,371
  Principal repayments on debt and equity securities available for sale                   10,874             -
  Purchases of Federal Home Loan Bank stock                                                 (200)         (264)
  Purchase of loans                                                                       (4,901)      (10,470)
  Increase in loans, net of loans held for sale                                           (8,482)       (2,821)
  Decrease (increase) in real estate held for investment                                  (2,745)          261
  Purchases of premises and equipment, net                                                (1,616)       (1,313)
                                                                                        --------      --------
Net cash used in investing activities                                                    (14,018)      (19,885)
                                                                                        --------      --------


          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow



                                                                       Three Months Ended
                                                                           December 31,
                                                                       1996           1995
                                                                      -------        -------
                                                                          (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                              16,781         37,573
 Proceeds from advances and other borrowings                           29,209              -
 Repayments on advances and other borrowings                          (25,752)       (14,533)
 Decrease in advances from borrowers for taxes and insurance          (10,724)       (10,380)
 Dividends paid                                                          (523)          (565)
 Purchase of treasury stock                                            (3,056)          (579)
                                                                      -------        -------

Net cash provided by financing activities                               5,935         11,516
                                                                      -------        -------

Increase in cash and cash equivalents                                   2,492          7,763

Cash and cash equivalents:
     Beginning of period                                               22,459         20,780
                                                                      -------        -------

     End of period                                                    $24,951        $28,543
                                                                      =======        =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                         $16,197        $14,076
     Income taxes                                                          10            158

Supplemental schedule of noncash investing and financing activities:

 The following summarizes significant noncash investing and financing activities:

  Mortgage loans secured as mortgage-backed securities                 17,252              -

  Reclassification of assets held to maturity to assets
  available for sale                                                        -        117,300

  Transfer of mortgage loans to mortgage loans held
   for sale                                                             7,143          6,240



          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


(1)  Principles of Consolidation

     The consolidated financial statements include the accounts and balances of St. Francis Capital Corporation (the "Company"), St. Francis Bank, F.S.B. (the "Bank"), Bank Wisconsin ("Bank Wisconsin") and the Bank's and Bank Wisconsin's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1997. The September 30, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and the auditors' report thereon was unqualified.

     Certain previously reported balances have been reclassified to conform with the 1997 presentation.


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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


Financial instruments whose contract amounts represent credit risk are as follows:


                                             Contractual or Notional Amount(s)
                                             ---------------------------------
                                              December 31,       September 30,
                                                  1996               1996
                                             ------------        -------------
                                                       (In thousands)
Commitments to extend credit:
  Fixed-rate loans                               $  3,542           $ 18,487
  Variable-rate loans                              13,575             18,722
Guarantees under IRB issues                        11,220              4,200
Interest rate swap agreements                      55,000             55,000
Commitments to:
  Purchase mortgage-backed securities                   -             12,800
  Sell mortgage-backed securities                   5,000              1,100
Unused and open-ended lines of credit:
  Consumer                                        114,054            107,052
  Commercial                                       16,258             14,935
Open option contracts written:
  Short-put options                                 6,000              4,000
  Short-call options                                6,000              4,000
Commitments to fund equity investments              8,582             13,796

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed-rate loan commitments as of December 31, 1996 have interest rates ranging from 7.45% to 8.20%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


The agreements at December 31, 1996 consist of the following:


Notional
 Amount                               Maturity  Fixed  Variable
 (000s)              Type               Date    Rate     Rate
----------------------------------------------------------------
 $10,000  Fixed Pay-Floating Receive    1998    4.93%   5.61%
  10,000  Fixed Pay-Floating Receive    1998    5.04%   5.59%
  15,000  Fixed Pay-Floating Receive    1998    5.25%   5.50%
  10,000  Fixed Pay-Floating Receive    1998    5.23%   5.50%
  10,000  Fixed Pay-Floating Receive    1998    5.43%   5.50%

     The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. At December 31, 1996, the fair value of the interest rate swaps was approximately $807,000.

     Commitments to purchase/sell mortgage-backed securities are contracts which represent notional amounts to purchase/sell mortgage-backed securities at a future date and specified price. Such commitments generally have fixed settlement dates.

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

     The open option contracts written represent the notional amounts to buy (short-put options) or sell (short-call options) mortgage-backed securities at a future date and specified price. The Company receives a premium/fee for option contracts written which gives the purchaser the right, but not the obligation, to buy or sell mortgage-backed securities within a specified time period for a contracted price. Because these contracts can expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company has been primarily utilizing these items to manage the interest rate and market value risk relating to mortgage-backed securities that result from the MBS loan swap program and mortgage loan pipeline.

     The commitments to fund equity investments represent amounts St. Francis Equity Properties ("SFEP"), a subsidiary of the Bank, is committed to invest in low-income housing projects, which would qualify for tax credits under Section 42 of the Internal Revenue Code (the "Code"). The Code provides a per state volume cap on the amounts of low-income housing tax credits ("LIHTCs") that may be taken with respect to low-income housing projects in each state. In order to claim a LIHTC, a credit allocation must be received from the appropriate state or local housing development authority. SFEP is currently a limited partner in 20 projects and has committed to equity investments totaling $8.6 million in an additional five projects within the state of Wisconsin. At December 31, 1996, SFEP's equity investments in such projects totaled $16.7 million. Additionally, the Bank has provided financing or committed to provide financing to 24 of these projects. At December 31, 1996, the Bank had loans outstanding to such projects of $20.7 million. The primary return to the Company on these projects is in the form of tax credits.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements



(4) Securities

     The Company's securities available for sale and held to maturity at December 31, 1996 were as follows:


                                                             SECURITIES AVAILABLE FOR SALE
                                               -------------------------------------------------------------
                                                                 Gross           Gross          Estimated
                                                 Carrying     Unrealized       Unrealized         Market
                                                  Value         Gains            Losses           Value
                                               ------------  -----------      -----------      ------------
                                                                     (In thousands)
U.S. Treasury obligations and obligations
 of U.S. Government Agencies                     $ 23,085        $   49           $   66        $ 23,068
State and municipal obligations                     2,404             -               67           2,337
Corporate notes and bonds                           7,549            49               14           7,584
Asset-backed securities                            20,156             8                1          20,163
Marketable equity securities                        6,055             -                -           6,055
                                               ----------    ----------       ----------      ----------
Debt and equity  securities available for sale     59,249           106              148          59,207
Mortgage-backed and related securities            519,284         3,117            4,824         517,577
                                               ----------    ----------       ----------      ----------
Total securities available for sale              $578,533        $3,223           $4,972        $576,784
                                               ==========    ==========       ==========      ==========



                                                              SECURITIES HELD TO MATURITY
                                               -------------------------------------------------------------
                                                                 Gross           Gross          Estimated
                                                 Carrying     Unrealized       Unrealized         Market
                                                  Value         Gains            Losses           Value
                                               ------------  -----------      -----------      ------------
                                                                     (In thousands)
U.S. Treasury obligations and obligations
 of U.S. Government Agencies                      $ 3,036          $ 80             $    -        $ 3,116
State and municipal obligations                     1,642            40                  -          1,682
Corporate notes and bonds                             998             3                  -          1,001
                                               ----------    ----------        -----------     ----------
Debt and equity securities held to maturity         5,676           123                  -          5,799
Mortgage-backed and related securities             68,077            85              1,518         66,644
                                               ----------    ----------        -----------     ----------
Total securities held to maturity                 $73,753          $208             $1,518        $72,443
                                               ==========    ==========        ===========     ==========

     Gross proceeds from the sale of securities available for sale during the three months ended December 31, 1996 totaled approximately $64.2 million. Gross realized gains and losses on the sale of securities available for sale during the three months ended December 31, 1996 totaled approximately $509,000 and $33,000, respectively.


     (5) Earnings Per Share

     Earnings per share of common stock for the three months ended December 31, 1996 and 1995, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Book value per share of common stock at December 31, 1996 and September 30, 1996 have been determined by dividing total shareholders' equity by the number of shares of common stock and common stock equivalents considered outstanding at the respective dates. Common shares outstanding have been reduced by the ESOP shares that have not been committed to be released.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


The computation of earnings per common share is as follows:


                                                   Three months ended
                                                       December 31,
                                                -------------------------
                                                    1996          1995
                                                ----------     ----------

Net income for the period                       $3,157,000     $4,075,000
                                                ==========     ==========
Common shares issued                             7,289,620      7,289,620
Net Treasury shares                              1,890,574      1,216,419
Unallocated ESOP shares                            338,198        380,445
                                                ----------     ----------
Weighted average common shares
  outstanding during the period                  5,060,848      5,692,756
Common stock equivalents based on the
  treasury stock method                            287,937        280,801
                                                ----------     ----------
Total weighted average common shares and
  equivalents outstanding                        5,348,785      5,973,557
                                                ==========     ==========

Earnings per share                                   $0.59          $0.68

The computation of book value per common share is as follows:


                                                  December 31,    September 30,
                                                      1996            1996
                                                  -----------     ------------
Common shares outstanding at the end
  of the period                                     5,017,866        5,127,092
Incremental shares relating to dilutive stock
  options outstanding at the end of the period        288,590          286,766
                                                 ------------     ------------
                                                    5,306,456        5,413,858
                                                 ============     ============
Total shareholders' equity at the end of
  the period                                     $125,910,000     $125,179,000
Book value per common share                            $23.73           $23.12

(6) Acquisitions

In April 1996, the Company announced that it had reached a definitive agreement with Kilbourn State Bank for the acquisition of Kilbourn State Bank by St. Francis Capital Corporation. Under the terms of the definitive agreement, the Company will acquire all of the outstanding shares of Kilbourn State Bank for cash, with Kilbourn subsequently merging into Bank Wisconsin, the Company's commercial banking subsidiary. The acquisition, which has been approved by the Board of Directors of the Company and Kilbourn State Bank, is expected to close during the second quarter of 1997, subject to Kilbourn shareholder approval and various other conditions of closing.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
         Item 2.  Management's Discussion and Analysis, of Financial
                     Condition and Results of Operations



FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions and various other statements indicated herein with an asterisk after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


FINANCIAL CONDITION

Total assets at December 31, 1996 were $1.41 billion, virtually unchanged from $1.40 billion at September 30, 1996. Asset categories were largely unchanged while an increase in deposits of $16.8 million to $894.5 million was partially offset by a decline in advances from borrowers for taxes and insurance of $10.7 million to $368,000. The Company's ratio of shareholders' equity to total assets was 8.9% at December 31, 1996 and at September 30, 1996. The Company's book value per share was $23.73 at December 31, 1996, compared to $23.12 at September 30, 1996.

Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, decreased $2.5 million to $585.7 million at December 31, 1996 from $588.2 million at September 30, 1996. The decrease is the result of a combination of purchases, sales and repayments of existing securities.

Loans receivable, including mortgage loans held for sale, increased $3.5 million to $634.8 million at December 31, 1996 from $631.3 million at September 30, 1996. The increase was due primarily to the increase in loans originated for retention in the Company's loan portfolio. The Company currently sells all fixed rate mortgage loans and retains adjustable-rate mortgage loans for its portfolio. Additionally, the Company has increased its emphasis on consumer and interim financing products, which are primarily retained in the Company's loan portfolio. The loan originations were funded primarily by the increase in deposits and are consistent with the Company's efforts to build earning assets. For the three months ended December 31, 1996, the Company originated approximately $80.9 million in loans, as compared to $55.3 million for the same period in the prior year. Of the $80.9 million in loans originated, $7.8 million were in commercial loans, $28.6 million were in consumer and interim financing loans and $44.5 million were in first mortgage loans.

Deposits increased $16.8 million to $894.5 million at December 31, 1996 from $877.7 million at September 30, 1996. Approximately $10.0 million of the increase in deposits resulted from the acquisition of the Southgate office

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



by the Company's St. Francis Bank subsidiary. The Company has continued to offer new deposit products in an effort to attract new deposits and maintain current relationships with customers. Significant new deposit products offered which have contributed to the increase include a certificate of deposit with an interest rate tied to the prime rate and a money market demand account with an interest rate tied to a nationally recognized money market index. At December 31, 1996, the Company had approximately $136.4 million in brokered certificates of deposit compared with $138.6 million at September 30, 1996. Although the Company has experienced modest growth in its deposit liabilities during the three months ended December 31, 1996, there can be no assurance that this trend will continue in the future, nor can there be any assurance the Company will retain the deposits it now has.* The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings increased by $3.5 million to $378.5 million at December 31, 1996 from $375.0 million at September 30, 1996. The Company primarily uses borrowed funds to fund purchases of mortgage-backed and related securities.

The Company has entered into interest rate swap agreements for some of its variable rate advances from the Federal Home Loan Bank, swapping the variable rate for a fixed rate (fixed-pay, variable-receive). Interest rate swaps outstanding at both December 31, 1996 and September 30, 1996 totaled $55.0 million. The swaps are designed to offset the changing interest payments of some of the Company's borrowings. The current fixed-pay, variable-receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. During the three months ended December 31, 1996, the Company recorded a net reduction of interest expense of $70,000 as a result of the Company's interest rate swap agreements.


RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended December 31, 1996 was $3.2 million compared to $4.1 million for the three months ended December 31, 1995. The decrease in net income was due to a decrease in other operating income, which consisted primarily of a $1.1 million decrease in gains on the sale of mortgage-backed and related securities, coupled with a $1.4 million increase in general and administrative expenses, partially offset by a $1.0 million decrease in income tax expenses and a $214,000 increase in net interest income.

The following table shows the return on average assets and return on average equity ratios for each period:


                            Three months ended
                               December 31,
                             1996       1995
                            -------    ------
Return on average assets     0.88%      1.35%

Return on average equity    10.01%     11.70%


NET INTEREST INCOME. Net interest income before provision for loan losses increased $409,000 or 4.8% to $8.9 million for the three months ended December 31, 1996, compared to $8.5 million for the same period in the prior year. The net interest margin was 2.67% for the three months ended December 31, 1996, compared to 3.02% for the three months ended December 31, 1995. The decline in the net interest margin is due to decreasing interest rate spreads that the Company has been experiencing in its asset and liability base and a changing asset mix which includes a higher level of non-interest earning assets. The Company increased its investment in affordable housing units to $39.6 million at December 31, 1996 compared with $24.1 million at December 31, 1995. This investment

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued


strategy provides returns primarily through income tax credits but is not an interest earning asset and thus has the effect of decreasing the Company's net interest margin.

Total interest income increased $3.1 million or 14.3% to $24.8 million for the three months ended December 31, 1996, compared to $21.7 million for the three months ended December 31, 1995. The increase in interest income was primarily the result of increases in interest income on loans and securities. The increase in interest on loans was due to increases in the average balance of loans to $636.7 million for the three months ended December 31, 1996, compared to $524.1 million for the same period in the prior year, partially offset by decreases in the average yield on loans to 8.27% from 8.59% for the same period in the prior year. The decrease in the average yield is partially due to the Company selling substantially all new originations of long-term, fixed-rate single-family mortgages in the secondary market and retaining new originations of adjustable-rate single family mortgages. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize consumer and home equity lending. The increase in interest income on debt and equity securities was due to an increase in the average balance of such securities to $68.4 million for the three months ended December 31, 1996, from $54.9 million for the same period in the prior year. However, the average yield on such securities decreased to 5.85% for the three months ended December 31, 1996, from 5.96% for the same period in the prior year. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $579.9 million for the three months ended December 31, 1996, from $507.4 million for the same period in the prior year, partially offset by a decrease in the average yield on such securities to 6.77% from 7.06% for the same periods. The Company has been active during the past year repositioning its available for sale mortgage-backed and related securities portfolio by selling significant amounts of securities and replacing them with securities with more favorable maturity positions and characteristics which reflect the Company's overall asset/liability management strategies.

Total interest expense increased $2.7 million or 20.5% to $15.9 million for the three months ended December 31, 1996, compared to $13.2 million for the three months ended December 31, 1995. The increase in interest expense was the result of increases in the average balances of deposits and advances and other borrowings as well as a slight increase in the cost of deposits. The average balances of deposits were $858.9 million for the three months ended December 31, 1996, compared to $673.8 million for the same period in the prior year.
The increases in the balances of deposits are due primarily to the Company's offering of additional deposit products, the use of brokers to sell certificates of deposit and the acquisition of the Southgate office by the Company's St. Francis Bank subsidiary. The average cost of deposits increased slightly to 4.97% for the three months ended December 31, 1996, from 4.96% for the same period in the prior year. Deposit rates paid by the Company reflected the general increase in market rates of interest as a result of the increased competition with other financial products offered in the marketplace. The average balance of advances and other borrowings increased to $370.5 million for the three months ended December 31, 1996, compared to $335.9 million for the same period in the prior year, while the average cost of advances and other borrowings decreased to 5.49% for the three months ended December 31, 1996, from 5.67% for the same period in the prior year. The borrowings are primarily adjustable-rate FHLB advances which have repriced to reflect the slight decrease in rates levels associated with the respective borrowing rate indexes from the same period in the prior year.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest spread, and (5) the ratio of earning assets to interest-bearing liabilities for the three month periods ended December 31, 1996 and 1995, respectively.

                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                                    1996                                        1995
                                                    -----------------------------------------------------------------------------
                                                                               AVERAGE                                     AVERAGE
                                                      AVERAGE                  YIELD/            AVERAGE                   YIELD/
                                                      BALANCE      INTEREST    COST              BALANCE       INTEREST     COST
                                                    ---------------------------------          ----------------------------------
                                                                               (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits           $   20,459      $   259     5.02 %         $   19,796      $   281     5.63 %
Trading account securities                               4,369           70     6.36                  163            3     7.32
Debt and equity securities                              68,413        1,009     5.85               54,900          823     5.96
Mortgage-backed and related securities                 579,941        9,901     6.77              507,374        9,007     7.06

Loans:
 First mortgage                                        417,381        8,348     7.94              344,646        7,003     8.08
 Home equity                                            93,076        2,129     9.07               80,527        2,033    10.04
 Consumer                                              100,939        2,187     8.60               83,158        1,906     9.12
 Commercial and agricultural                            25,274          601     9.43               15,781          375     9.45
                                                    -----------------------                    -----------------------
  Total loans                                          636,670       13,265     8.27              524,112       11,317     8.59
Federal Home Loan Bank stock                            19,259          330     6.80               17,477          297     6.76
                                                    -----------------------                    -----------------------
  Total earning assets                               1,329,111       24,834     7.41            1,123,822       21,728     7.69
                                                                    -------                                    -------
Valuation allowances                                    (6,922)                                      (913)
Cash and due from banks                                 16,438                                     13,547
Other assets                                            78,184                                     63,889
                                                    ----------                                 ----------
  Total assets                                      $1,416,811                                 $1,200,345
                                                    ==========                                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts                                       $   43,499          156     1.42           $   41,473          160     1.53
 Money market demand accounts                          187,190        2,174     4.61              123,789        1,488     4.78
 Passbook                                               77,037          553     2.85               89,320          639     2.85
 Certificates of deposit                               551,135        7,876     5.67              419,212        6,114     5.80
                                                    -----------------------                    -----------------------
  Total interest-bearing deposits                      858,861       10,759     4.97              673,794        8,401     4.96
Advances and other borrowings                          370,540        5,125     5.49              335,936        4,786     5.67
Advances from borrowers for taxes and insurance          8,478            -        -                8,491            -        -
                                                    -----------------------                    -----------------------
  Total interest-bearing liabilities                 1,237,879       15,884     5.09            1,018,221       13,187     5.15
                                                                    -------                                    -------
Non-interest bearing deposits                           35,728                                     27,491
Other liabilities                                       18,061                                     16,102
Shareholders' equity                                   125,143                                    138,531
                                                    ----------                                 ----------
Total liabilities and shareholders' equity          $1,416,811                                 $1,200,345
                                                    ==========                                 ==========
Net interest income                                                 $ 8,950                                    $ 8,541
                                                                    =======                                    =======
Net yield on interest-earning assets                                            2.67                                       3.02
Interest rate spread                                                            2.32                                       2.54
Ratio of earning assets to interest-bearing liabilities                       107.37                                     110.37


                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:

                                                                  Three months ended
                                                                       December 31,
                                                                1996               1995
                                                               ------             ------
                                                                 (Dollars in thousands)
Beginning balance                                              $5,217             $4,076
Provision for loan losses                                         261                 66
Recoveries                                                         55                  1
Charge-offs                                                      (473)               (11)
                                                               ------             ------
Ending balance                                                 $5,060             $4,132
                                                               ======             ======
Ratio of allowance for loan losses to gross loans
  receivable at the end of the period                            0.75%              0.76%

Ratio of allowance for loan losses to total non-
  performing loans at the end of the period                    116.72%           1283.23%

Ratio of net charge-offs to average gross loans
  (annualized)                                                   0.26%              0.00%


Management believes that the allowance for loan losses is adequate as of December 31, 1996, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. The increase in the provision for loan losses in the current quarter reflects the continued growth in the Company's loan portfolio and also reflects the Company's increased mix of higher yielding and higher risk loans. Repossessed autos sold during the quarter resulted in charge-offs of $436,000. It is anticipated that as more loans default and the repossessed autos are sold, additional charge-offs will be incurred.* The Company believes that the allowance for loan losses is adequate to provide for potential losses based on current conditions.


OTHER OPERATING INCOME. Other operating income decreased by $800,000 to $2.7 million for the three months ended December 31, 1996, compared to $3.5 million for the same period in the prior year. The following table shows the percentage of other operating income to average assets for each period:


                                                    Three months ended
                                                         December 31,
                                                    1996              1995
                                                   ------            ------
                                                    (Dollars in thousands)
Other operating income                             $2,657            $3,459
Percent of average assets (annualized)                .74%             1.15%

The decrease was due primarily to gains on investments and mortgage-backed and related securities, partially offset by increases in gains on trading account activity and income from the Company's affordable housing subsidiary. Gains on investments and mortgage-backed and related securities decreased $1.1 million to $476,000 for the three months ended December 31, 1996, compared to a gain of
$1.6 million for the same period in the prior year.    The Company does not
consider gains on the sales of securities as a predictable source of earnings as such sales are based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income,

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued


interest rate risk or credit risk than the security sold. Gain/(loss) on foreclosed properties decreased $146,000 to a loss of $14,000 for the three months ended December 31, 1996, compared to a gain of $132,000 for the same period in the prior year. For the quarter ended December 31, 1995, the Company collected rental income on a foreclosed 104-unit apartment complex. Due to the subsequent sale of the property, no rental income was collected in the quarter ended December 31, 1996. Gains from the trading account were $385,000 for the three months ended December 31, 1996, compared with $128,000 for the three months ended December 31, 1995. The increase in trading gains was the result of the sale of mortgage-backed securities which the Company had exchanged for its own mortgage loans ("loan swaps"). This method of selling the Company's salable mortgage production is required, under accounting rules, to be a "trading" activity, and as such, the resulting realized and unrealized gains are classified as trading income. The level of trading gains may fluctuate due to the volume of originations of single-family mortgages which in turn can fluctuate due to changes in interest rates. Sales of loans for cash as opposed to loan swaps are recorded as sales of mortgage loans in the income statement. Income from affordable housing (which represents primarily rental income) increased $117,000 for the three months ended December 31, 1996, as compared to the same period in the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.4 million or 22.4% to $7.5 million for the three months ended December 31, 1996, compared to $6.1 million for the same period in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                                     Three months ended
                                                         December 31,
                                                    1996              1995
                                                   ------            ------
                                                    (Dollars in thousands)
General and administrative expenses                $7,462            $6,097
Percent of average assets (annualized)               2.09%             2.02%

Compensation expense increased $622,000 and furniture and equipment expenses increased $127,000. These increases were due primarily to increased levels of compensation and other costs associated with three new branches, a centralized call center and other increased activity connected with the Company's higher level of earning assets. Expenses related to the Company's affordable housing subsidiary also increased $121,000 as compared to the same period in the prior year due to the Company's increased investment in affordable housing units.

INCOME TAX EXPENSE. Income tax expense decreased $1.0 million to $727,000 for the three months ended December 31, 1996, compared to the same period in the prior year. The effective tax rate for the three months ended December 31, 1996 was 18.72%, as compared to 30.2% for the three months ended December 31, 1995. The decrease in effective rates reflects the effect of the tax credits earned by the Company's affordable housing subsidiary. Income tax credits increased $315,000 to $674,000 for the three months ended December 31, 1996, compared to $359,000 for the three months ended December 31, 1995.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued


ASSET QUALITY

Total non-performing assets were $4.5 million or 0.32% of total assets at December 31, 1996, compared to $4.0 million or 0.28% of total assets at September 30, 1996. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets as of December 31, 1996 included $3.7 million of purchased auto loans which are past due or in default. These auto loans were purchased in 1995 and 1996 under a warehouse financing arrangement the Company had with the originator of the sub-prime automobile loans. The intent of the financing was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans and sell to institutional investors. At that time, the loans would be sold back to the originator. The loans were serviced by an independent third party servicer and the loans had various levels of insurance and in addition were guaranteed as to principal and interest payments by the originator of the loans. The maximum amount that the Company had outstanding at any point in time was a balance of $14.6 million during February, 1996. The Company has not funded any loans since that time and as of December 31, 1996, the balance of the sub-prime auto loans was $4.4 million compared to $7.7 million at September 30, 1996. During the quarter $2.7 million of loans were sold back to the originator for face value plus a gain of $50,000 which was treated as a recovery. Actions have been taken to repossess the collateral on the delinquent loans and to enforce the guarantee of the originator of these loans; however, it is anticipated that some portion of these loans will ultimately result in a charge-off due to the possible inability of the originator to perform under its guaranty.* In addition, the level of insurance collected on policies paying for credit losses on the loans has beed lower than anticipated. The Company is still pursuing repossession and disposition of the autos and enforcement of the guarantee of the originator. Repossessed autos sold during the quarter resulted in charge-offs of $436,000. It is anticipated that as more loans default and the repossessed autos are sold, additional charge-offs will be incurred.* The Company believes that the allowance for loan losses is adequate to provide for potential losses based on current conditions.

Non-performing assets are summarized as follows:


                                           December 31,       September 30,
                                              1996               1996
                                             ------             ------
                                               (Dollars in thousands)
Non-performing loans                         $4,335             $3,890
Foreclosed properties                           127                 80
                                             ------             ------
Non-performing assets                        $4,462             $3,970
                                             ======             ======

Non-performing loans to gross loans            0.64%              0.58%

Non-performing assets to total assets          0.32%              0.28%

There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued


ASSET/LIABILITY MANAGEMENT

Asset and liability management is an ongoing process of managing asset and liability maturities to control the interest rate risk of the Company. Management controls this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate, single-family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities,
(3) invest in adjustable-rate, single-family mortgage loans, and (4) increase its investments in consumer and commercial loans with generally shorter interest rate characteristics. Although management believes that its asset/liability management strategies have reduced the potential effects of changes in interest rates on its operations, increases in interest rates may adversely affect the Company's results of operations because interest-bearing liabilities will reprice more quickly than interest-earning assets.

At December 31, 1996, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 10.9% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of December 31, 1996 was a negative 9.1% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income.* Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



The following table summarizes the Company's gap position as of December 31, 1996:


                                                                           More than        More than
                                           Within          Four to         One Year           Three
                                           Three           Twelve          to Three          Years to        Over Five
                                           Months          Months           Years           Five Years         Years           Total
                                           -----------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
   Fixed                                    $16,585         $23,627         $34,899          $22,088         $63,624        $160,823
   Variable                                  41,271          85,026         106,752           40,277           5,317         278,643
Consumer loans (2)                           90,462          38,769          16,615           20,309          18,461         184,616
Mortgage-backed and related securities        1,194           6,045          16,640           26,328          17,870          68,077
Assets available for sale:
   Mortgage loans                            10,731               -               -                -               -          10,731
   Fixed rate mortgagE related                6,079          16,522          30,299           18,786          15,254          86,940
   Variable rate mortgage related           265,754         165,576               -                -               -         431,330
   Other                                     17,850           8,702          19,124           10,560           2,278          58,514
Investment securities and other assets       25,948               -               -                -           4,679          30,627
                                           -----------------------------------------------------------------------------------------
   Total                                   $475,874        $344,267        $224,329         $138,348        $127,483      $1,310,301
                                           =========================================================================================
INTEREST-BEARING LIABILITIES:
Deposits: (3)
   NOW accounts                              $3,979         $11,938         $16,346           $6,488          $4,269         $43,020
   Passbook savings accounts                  3,102           9,307          18,848           12,985          28,753          72,995
   Money market deposit accounts             42,446         127,337          14,949            3,737           1,246         189,715
   Certificates of deposit                  318,335         148,935          79,378           11,982               -         558,630
Borrowings (4)                              308,422               9          70,000               60               -         378,491
                                          ------------------------------------------------------------------------------------------
   Total                                   $676,284        $297,526        $199,521          $35,252         $34,268      $1,242,851
                                          ==========================================================================================

Excess (deficiency) of interest-earning
assets over interest-bearing liabilities  $(200,410)        $46,741         $24,808         $103,096         $93,215         $67,450
                                          ==========================================================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities                        (200,410)       (153,669)       (128,861)         (25,765)         67,450
                                          ============================================================================

Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
assets                                       -14.22%         -10.90%          -9.14%           -1.83%           4.79%
                                           ===========================================================================

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $38.9 million at December 31, 1996.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $261.3 million or 18.5% of total assets.

(4) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due. The effect of interest rate swap agreements are included in the balances. The effect of the interest rate swap agreements are to decrease borrowings set to mature or reprice within three months by $55.0 million, increase borrowings set to mature or reprice in more than one year to three years by $55.0 million.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



Assumptions regarding the withdrawal and prepayment are based on historical experience, and management believes such assumptions reasonable, although the actual withdrawal and repayment of assets and liabilities may vary substantially.* Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in different degrees to changes in market interest rates.* Also, the interest rates on other types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.* Additionally, certain assets, such as adjustable-rate loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the data in the table.*

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $25.0 million and $22.5 million as of December 31, 1996 and September 30, 1996, respectively.

The Company's primary sources of funds are deposits, including brokered certificates, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At December 31, 1996, the Bank's available unused borrowing capacity from the FHLB was approximately $110.0 million.

Under federal and state laws and regulations, the Company and its wholly-owned subsidiaries are required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of shareholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As of December 31, 1996, the capital of the Company and each of its wholly-owned subsidiaries, exceeded all capital requirements of the Federal Reserve, the OTS and the State of Wisconsin as mandated by federal and state law and regulations.

                          PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        Neither the Registrant nor the Bank is involved in any pending legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant and the Bank.



ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION


        On November 7, 1996, the Company announced it completed its sixth share repurchase program for its common stock that began in July, 1996. The Company purchased 5%, or 282,945 shares, of its common shares outstanding at an average price of $25.75 per share. The repurchased shares will be used for general corporate purposes.

        On November 7, 1996, the Company announced it had adopted a share repurchase program for its common stock. The Company plans to purchase up to 10%, or 538,100 shares over a twelve month period commencing November 11, 1996 depending on market conditions. The repurchased shares will become treasury shares and will be used for general corporate purposes.

        On January 22, 1997, the Company announced the declaration of a dividend of $0.12 per share on the Company's common stock for the quarter ended December 31, 1996. The dividend is payable on February 21, 1997 to shareholders of record as of February 10, 1997. This will be the sixth cash dividend payment since the Company became a publicly-held company in June 1993.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ST. FRANCIS CAPITAL CORPORATION






Dated:   February 13, 1997              By:   /s/ Jon D. Sorenson
--------------------------                  ---------------------------
                                            Jon D. Sorenson
                                            Chief Financial Officer