Form 10-Q
period 1997-03-31
ST FRANCIS CAPITAL CORP
filed 1997-05-15
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

                         Commission File Number 0-21298

                        ST. FRANCIS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)



                    WISCONSIN                          39-1747461
     ----------------------------------------      -------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)


         13400 BISHOPS LANE, STE. 350
            BROOKFIELD, WISCONSIN                      53005-6203
     ----------------------------------------      -------------------
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



     The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 5,351,193 at April 30, 1997.




                               Page 1 of 30 pages

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES

                                   CONTENTS




                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

           Consolidated Statements of Financial Condition ..............   3

           Consolidated Statements of Income ...........................   4

           Consolidated Statements of Shareholders' Equity .............   5

           Consolidated Statements of Cash Flows .......................   6

           Notes to Consolidated Financial Statements ..................   8


ITEM 2.  Management's Discussion and Analysis ..........................  16

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ....  N/A

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings ..............................................  28

ITEM 2. Changes In Securities ..........................................  28

ITEM 3. Defaults Upon Senior Securities ................................  28

ITEM 4. Submission of Matters to a Vote of Security Holders ............  28

ITEM 5. Other Information ..............................................  28

ITEM 6. Exhibits and Reports on Form 8-K ...............................  29


SIGNATURES .............................................................  30


               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Financial Condition

                                                                             March 31,       September 30,
                                                                               1997              1996
                                                                          -------------      -------------
                                                                                   (In thousands)
ASSETS
Cash and due from banks..................................................  $   34,319         $   17,604
Federal funds sold and overnight deposits................................      46,474              4,855
                                                                          -------------      -------------
Cash and cash equivalents................................................      80,793             22,459
                                                                          -------------      -------------
Trading account securities, at market....................................           -                  -
Assets available for sale, at market:
  Debt and equity securities.............................................      63,832             60,001
  Mortgage-backed and related securities.................................     552,999            519,766
Mortgage loans held for sale, at lower of cost or market.................      17,077             20,582
Securities held to maturity:
  Debt and equity securities (market values of $4,768 and $6,331,
  respectively)..........................................................       4,673              6,215
  Mortgage-backed and related securities (market values of $65,412
  and $65,316, respectively).............................................      67,753             68,392
Loans receivable, net....................................................     675,867            610,699
Federal Home Loan Bank stock, at cost....................................      20,554             19,063
Accrued interest receivable..............................................       8,426              8,067
Foreclosed properties....................................................         122                 80
Real estate held for investment..........................................      41,357             36,865
Premises and equipment, net..............................................      21,406             16,432
Other assets.............................................................      24,110             15,495
                                                                          -------------      -------------
Total assets.............................................................  $1,578,969         $1,404,116
                                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits.................................................................  $1,018,677         $  877,684
Short term borrowings....................................................      34,509             18,509
Long term borrowings.....................................................     383,568            356,525
Advances from borrowers for taxes and insurance..........................       3,468             11,092
Accrued interest payable and other liabilities...........................      10,895             15,127
                                                                          -------------      -------------
Total liabilities........................................................   1,451,117          1,278,937
                                                                          -------------      -------------
Commitments and contingencies............................................           -                  -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
  None issued............................................................           -                  -
Common stock $.01 par value:  Authorized 12,000,000 shares;
  Issued, 7,289,620 shares;
  Outstanding, 5,386,193 and 5,475,509 shares, respectively..............          73                 73
Additional paid-in-capital...............................................      72,740             72,243
Unrealized loss on securities available for sale, net of tax.............      (2,017)            (1,765)
Unearned ESOP compensation...............................................      (3,271)            (3,488)
Treasury stock at cost (1,903,427 and 1,814,111 shares, respectively)....     (37,984)           (35,529)
Retained earnings, substantially restricted..............................      98,311             93,645
                                                                          -------------      -------------
Total shareholders' equity...............................................     127,852            125,179
                                                                          -------------      -------------
Total liabilities and shareholders' equity...............................  $1,578,969         $1,404,116
                                                                          =============      =============


         See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income

                                                                                 Six Months Ended       Three Months Ended
                                                                                      March 31,               March 31,
                                                                                --------------------    --------------------
                                                                                  1997        1996        1997        1996
                                                                                --------    --------    --------    --------
                                                                                  (In thousands, except per share data)

INTEREST AND DIVIDEND INCOME:
 Loans......................................................................     $26,902     $22,840     $13,637     $11,523
 Mortgage-backed and related securities.....................................      20,148      19,035      10,247      10,028
 Debt and equity securities.................................................       2,013       1,567       1,004         744
 Federal funds sold and overnight deposits..................................         644         564         385         283
 Federal Home Loan Bank stock...............................................         695         618         365         321
 Trading account securities.................................................         123           3          53           -
                                                                                --------    --------    --------    --------
Total interest and dividend income..........................................      50,525      44,627      25,691      22,899
                                                                                --------    --------    --------    --------
INTEREST EXPENSE:
 Deposits...................................................................      21,749      17,777      10,990       9,376
 Advances and other borrowings..............................................      10,447       9,309       5,322       4,523
                                                                                --------    --------    --------    --------
Total interest expense......................................................      32,196      27,086      16,312      13,899
                                                                                --------    --------    --------    --------
Net interest income before provision for loan losses........................      18,329      17,541       9,379       9,000
Provision for loan losses...................................................         372         144         111          78
                                                                                --------    --------    --------    --------
Net interest income.........................................................      17,957      17,397       9,268       8,922
                                                                                --------    --------    --------    --------
OTHER OPERATING INCOME (EXPENSE), NET:
 Loan servicing and loan related fees.......................................         969         623         511         223
 Depository fees and service charges........................................         846         685         443         330
 Trading securities gains and commitment fees, net..........................         507         109         122        (19)
 Gain on debt and equity and mortgage-backed
  and related securities, net...............................................         627       3,277         151       1,678
 Gain on sales of mortgage loans held for sale, net.........................         370         658         143         437
 Insurance and annuity commissions..........................................         218         165         137         102
 Gain (loss) on foreclosed properties.......................................         (7)         872           7         740
 Income from affordable housing.............................................       1,490         919         940         486
 Other income...............................................................         287         320         196         192
                                                                                --------    --------    --------    --------
Total other operating income, net...........................................       5,307       7,628       2,650       4,169
                                                                                --------    --------    --------    --------
GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and employee benefits.........................................       7,319       6,353       3,693       3,349
 Office building, including depreciation....................................       1,181       1,005         638         526
 Furniture and equipment, including depreciation............................       1,105         853         578         453
 Federal deposit insurance premiums.........................................         463         689         132         358
 Real estate held for investment............................................       1,831       1,080       1,210         580
 Other general and administrative expenses..................................       3,850       3,109       2,036       1,726
                                                                                --------    --------    --------    --------
Total general and administrative expenses...................................      15,749      13,089       8,287       6,992
                                                                                --------    --------    --------    --------
Income before income tax expense............................................       7,515      11,936       3,631       6,099

Income tax expense..........................................................       1,382       3,585         655       1,823
                                                                                --------    --------    --------    --------
Net income..................................................................      $6,133      $8,351      $2,976      $4,276
                                                                                ========    ========    ========    ========
Earnings per share..........................................................       $1.15       $1.41       $0.56       $0.73
                                                                                ========    ========    ========    ========


          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Equity

                                                         Unrealized
                        Shares of                         Losses on
                          Common            Additional   Securities      Unearned      Unearned
                          Stock      Common  Paid-In      Available        ESOP      Restricted   Treasury  Retained
                       Outstanding   Stock   Capital      For Sale     Compensation     Stock      Stock    Earnings    Total
                       ---------------------------------------------------------------------------------------------------------
                                                 (In thousands, except shares of common stock outstanding)

Six months ended
March 31, 1996
-----------------------
Balance at September
 30, 1995...............  6,078,799   $  73    $71,819     $  2,332        $ (3,996)      $ (701)  $(20,142)  $85,843   $135,228
Net income.............           -       -          -            -               -            -          -     8,351      8,351
Cash dividend -
 $0.20 per share........          -       -          -            -               -            -          -    (1,123)    (1,123)
Purchase of
 treasury stock.........   (222,100)      -          -            -               -            -     (5,494)        -     (5,494)
Exercise of
 stock options..........          -       -          -            -               -            -          -      (418)      (418)
Amortization of
 unearned compensation..          -       -        262            -             316          467          -         -      1,045
Unrealized loss on
 securities available
 for sale, net of tax...          -       -          -       (2,427)              -            -          -         -     (2,427)
                          ---------   -----   --------     ---------       ---------       ------  ---------  -------   ---------
Balance at
 March 31, 1996.........  5,856,699   $  73    $72,081     $    (95)       $ (3,680)       $(234)  $(25,636)  $92,653   $135,162
                          =========   =====   ========     =========       =========       ======  =========  =======   =========

Six months ended
 March 31, 1997
-----------------------
Balance at September
 30, 1996...............  5,475,509   $  73    $72,243     $ (1,765)       $ (3,488)       $   -  $ (35,529)  $93,645   $125,179
Net income.............           -       -          -            -               -            -          -     6,133      6,133
Cash dividend -
 $0.24 per share........          -       -          -            -               -            -          -    (1,167)    (1,167)
Purchase of
 treasury stock.........   (119,430)      -          -            -               -            -     (3,056)        -     (3,056)
Exercise of
 stock options..........     30,114       -          -            -               -            -        601      (300)       301
Amortization of
 unearned compensation..          -       -        497            -             217            -          -         -        714
Unrealized loss on
 securities available
 for sale, net of tax..          -       -          -         (252)              -            -          -         -       (252)
                         ---------   -----   --------     ---------       ---------       ------  ---------  -------   ---------
Balance at
March 31, 1997.........  5,386,193   $  73    $72,740     $ (2,017)       $ (3,271)       $   -   $(37,984)  $98,311   $127,852
                         =========   =====   ========     =========       =========       ======  =========  =======   =========



          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow

                                                                                         Six Months Ended
                                                                                              March 31,
                                                                                    --------------------------
                                                                                      1997              1996
                                                                                    --------          --------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................................          $  6,133          $  8,351
Adjustments to reconcile net income to net cash used in
operating activities:
  Provision for loan losses...............................................               372               144
  Depreciation, accretion and amortization................................             1,592               625
  Deferred income taxes...................................................             2,311              (595)
  Gain on debt and equity, mortgage-backed and related
  securities and trading account securities, net..........................            (1,134)           (3,386)
  Gains on the sales of mortgage loans held for sale, net.................              (370)             (658)
  Stock-based compensation expense........................................               714             1,045
  (Increase) decrease in loans held for sale..............................            (3,505)            3,798
  Decrease in trading account securities, net.............................                 -             3,000
  Other, net..............................................................             4,909             9,543
                                                                                   ----------        ----------
Total adjustments.........................................................             4,889            13,516
                                                                                   ----------        ----------
Net cash provided by operating activities.................................         $  11,022         $  21,867
                                                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of debt and equity securities..................         $   2,001         $  25,527
  Purchases of debt and equity securities.................................              (459)          (18,535)
  Purchases of mortgage-backed and related securities.....................                 -            (1,000)
  Principal repayments on mortgage-backed and related securities..........               639             5,310
  Purchases of mortgage-backed securities available for sale..............          (131,067)         (215,109)
  Proceeds from sales of mortgage-backed securities available
    for sale..............................................................            57,482           106,195
  Principal repayments on mortgage-backed securities available
    for sale..............................................................            40,352            31,591
  Purchase of debt and equity securities available for sale...............           (27,121)          (22,424)
  Proceeds from sales of debt and equity securities available for sale....            18,845            18,969
  Principal repayments on debt and equity securities available for sale...            12,091                 -
  Net cash used for acquisitions..........................................            (7,118)                -
  Purchases of Federal Home Loan Bank stock...............................            (1,491)             (264)
  Redemption of Federal Home Loan Bank stock..............................                 -               436
  Purchase of loans.......................................................            (7,678)          (29,086)
  (Increase) decrease in loans, net of loans held for sale................             5,069            (6,830)
  Increase in real estate held for investment.............................            (4,492)           (3,547)
  Purchases of premises and equipment, net................................            (5,935)           (2,703)
                                                                                   ----------        ----------
Net cash used in investing activities.....................................         $ (48,882)        $(111,470)
                                                                                   ----------        ----------



          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flow, cont.


                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                     ----------------------------
                                                                                        1997              1996
                                                                                     ----------        ----------
                                                                                            (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits....................................................      $    73,191      $   118,050
  Proceeds from advances and other borrowings.................................           72,688           10,869
  Repayments on advances and other borrowings.................................          (38,139)         (14,533)
  Decrease in advances from borrowers for taxes and insurance.................           (7,624)          (7,216)
  Dividends paid..............................................................           (1,167)          (1,123)
  Stock option transactions...................................................              301              418
  Purchase of treasury stock..................................................           (3,056)          (5,494)
                                                                                    -----------      -----------
Net cash provided by financing activities.....................................           96,194          100,971
                                                                                    -----------      -----------
Increase in cash and cash equivalents.........................................           58,334           11,368
Cash and cash equivalents:
  Beginning of period.........................................................           22,459           20,780
                                                                                    -----------      -----------
  End of period...............................................................       $   80,793       $   32,148
                                                                                    ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest..................................................................       $   32,262       $   27,078
    Income taxes..............................................................               15            3,089

Supplemental schedule of noncash investing and financing activities:

  The following summarizes significant noncash investing and financing activities:

    Mortgage loans secured as mortgage-backed securities......................       $   31,945                -
    Reclassification of assets held to maturity to assets available for sale..                -       $  117,300
    Transfer of mortgage loans to mortgage loans held for sale................           15,964           10,295
    Acquisitions:
      Assets acquired.........................................................           93,044                -
      Cash paid for purchase of stock.........................................          (25,283)               -
      Cash acquired...........................................................           18,165                -
                                                                                    -----------      -----------
      Net cash used for acquisitions..........................................      $    (7,118)     $         -
                                                                                    ===========      ===========


          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


(1) Principles of Consolidation

     The consolidated financial statements include the accounts and balances of St. Francis Capital Corporation (the "Company"), St. Francis Bank, F.S.B. (the "Bank"), Bank Wisconsin and the Bank's and Bank Wisconsin's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month and six-month periods ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1997. The September 30, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and the auditors' report thereon was unqualified.

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

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


     Financial instruments whose contract amounts represent credit risk are as follows:


                                                                       Contractual or Notional Amount(s)
                                                                           March 31,       September 30,
                                                                             1997              1996
                                                                          ----------        ----------
                                                                                 (In thousands)
     Commitments to extend credit
      Fixed-rate loans.........................................           $  8,004           $ 18,487
      Variable-rate loans......................................             13,349             18,722
     Guarantees under IRB issue................................             11,220              4,200
     Interest rate swap agreements.............................             70,000             55,000
     Commitments to:
       Purchase mortgage-backed securities.....................              8,000             12,800
       Sell mortgage-backed securities.........................              6,150              1,100
     Unused and open-ended lines of credit:
       Consumer................................................            120,405            107,052
       Commercial..............................................             24,220             14,935
     Open option contracts written:
       Short-put options.......................................              7,000              4,000
       Short-call options......................................             17,000              4,000
     Commitments to fund equity investments....................              8,578             13,796

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of March 31, 1997 have interest rates ranging from 7.50% to 8.50%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

     The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial revenue bond issue ("IRB"). The IRB was issued by a municipality to finance real estate owned by a third party. Potential losses on the guarantees are the notional amount of the guarantees less the value of the real estate collateral. At March 31, 1997, appraised values of the real estate collateral exceed the amount of the guarantees.

     Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The fixed pay-floating receive agreements were entered into as hedges of the interest rates on the Federal Home Loan Bank (the "FHLB") advances used to fund fixed rate securities purchases. The fixed receive-floating pay agreement was entered into as a hedge of the interest rate on fixed rate brokered certificates used to fund floating rate securities purchases. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The agreements at March 31, 1997 consist of the following:

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued





     Notional
      Amount                               Maturity  Fixed  Variable
      (000s)              Type               Date    Rate     Rate
     ---------------------------------------------------------------
     $ 10,000  Fixed Pay-Floating Receive    1998    5.04%   5.64%
       10,000  Fixed Pay-Floating Receive    1998    4.93%   5.56%
       15,000  Fixed Pay-Floating Receive    1998    5.25%   5.56%
       10,000  Fixed Pay-Floating Receive    1998    5.23%   5.56%
       10,000  Fixed Pay-Floating Receive    1998    5.43%   5.56%
       15,000  Fixed Receive-Floating Pay    2007    5.60%   7.15%

     The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore, at March 31, 1997, the gross unrealized gains and losses of $533,000 and $189,000, respectively, equals the fair value of the interest rate swaps of $344,000.

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

     The commitments to fund equity investments represent amounts St. Francis Equity Properties ("SFEP"), a subsidiary of the Bank, is committed to invest in low-income housing projects, which would qualify for tax credits under Section 42 of the Internal Revenue Code (the "Code"). The Code provides a per state volume cap on the amounts of low-income housing tax credits ("LIHTCs") that may be taken with respect to low-income housing projects in each state. In order to claim a LIHTC, a credit allocation must be received from the appropriate state or local housing development authority. SFEP is currently a limited partner in 24 projects. At March 31, 1997, SFEP's equity investments in such projects totaled $16.1 million. SFEP has committed to additional equity investments totaling $8.6 million in five projects it currently has an investment in and in one additional future project within the state of Wisconsin. Additionally, the Bank has provided financing or committed to provide financing to 24 of these projects. At March 31, 1997, the Bank had loans outstanding to such projects of $23.2 million. The primary benefit to the Company on these projects is in the form of tax credits.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued



(4)  Securities
The Company's securities available for sale and held to maturity at March 31, 1997 were as follows:


                                                         SECURITIES AVAILABLE FOR SALE
                                           ----------------------------------------------------------
                                                              Gross              Gross       Estimated
                                           Carrying         Unrealized         Unrealized     Market
                                             Value            Gains              Losses        Value
                                           ---------        ----------         ----------    ---------
                                                               (In thousands)
DEBT AND EQUITY SECURITIES:
U. S. Treasury obligations and
 obligations of U.S.  Government
 Agencies............................       $ 29,144          $   70            $  208      $  29,006
State and municipal obligations......          1,430               -                66          1,364
Corporate notes and bonds............          7,546              26                14          7,558
Asset-backed securities..............         19,431               -               119         19,312
Marketable equity securities.........          6,592               -                 -          6,592
                                            --------          ------            ------      ---------
TOTAL DEBT AND EQUITY SECURITIES.....       $ 64,143          $   96            $  407      $  63,832
                                            ========          ======            ======      =========

MORTGAGE-BACKED & RELATED SECURITIES:
Participation certificates:
 FHLMC...............................       $  4,279          $   15            $   25      $   4,269
 FNMA................................            137               2                 -            139
 GNMA................................          4,078             313                 -          4,391
 Private issue.......................        242,897             881             3,325        240,453
REMICs:
 FHLMC...............................        104,775             472               376        104,871
 FNMA................................         41,956             494               114         42,336
 GNMA................................          5,044               1                 -          5,045
 Private issue.......................        151,129             895             2,235        149,789
Adjustable rate mortgage mutual fund.          1,648               -                 -          1,648
CMO residual.........................             58               -                 -             58
                                            --------          ------            ------      ---------
TOTAL MORTGAGE-BACKED AND RELATED
 SECURITIES..........................       $556,001          $3,073            $6,075      $ 552,999
                                            ========          ======            ======      =========

                                                         SECURITIES HELD TO MATURITY
                                           ----------------------------------------------------------
                                                              Gross              Gross       Estimated
                                           Carrying         Unrealized         Unrealized     Market
                                             Value            Gains              Losses        Value
                                           ---------        ----------         ----------    ---------
                                                               (In thousands)
DEBT AND EQUITY SECURITIES:
U. S. Treasury obligations and
 obligations of U.S. Government
 Agencies............................       $  3,031          $   60            $    -      $   3,091
State and municipal obligations......          1,642              35                 -          1,677
                                            --------          ------            ------      ---------
TOTAL DEBT AND EQUITY SECURITIES.....       $  4,673          $   95            $    -      $   4,768
                                            ========          ======            ======      =========

MORTGAGE-BACKED & RELATED SECURITIES:
REMICs:
 FHLMC...............................       $  2,366          $   39            $    -      $   2,405
 FNMA................................          2,523              15                23          2,515
 Private issue.......................         62,864               -             2,372         60,492
                                            --------          ------            ------      ---------
TOTAL MORTGAGE-BACKED AND RELATED
 SECURITIES..........................       $ 67,753          $   54            $2,395      $  65,412
                                            ========          ======            ======      =========

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued




     During the six months ended March 31, 1997 and 1996, gross proceeds from the sale of securities available for sale totaled approximately $76.3 million and $125.3 million, respectively. The gross realized gains on such sales totaled approximately $661,000 and $3.3 million for the six months ended March 31, 1997 and March 31, 1996, respectively. The gross realized losses on such sales totaled approximately $34,000 and $24,000 for the six months ended March 31, 1997 and March 31, 1996, respectively. During the three months ended March 31, 1997 and 1996, gross proceeds from the sale of securities available for sale totaled approximately $12.1 million and $62.1 million, respectively. The gross realized gains on such sales totaled approximately $152,000 and $2.0 million for the three months ended March 31, 1997 and March 31, 1996, respectively. The gross realized losses on such sales totaled approximately $1,000 and $15,000 for the three months ended March 31, 1997 and March 31, 1996, respectively.

(5)  Loans

     Loans receivable are summarized as follows:


                                                          March 31,  September 30,
(In thousands)                                               1997         1996
----------------------------------------------------------------------------------
First mortgage - one- to four-family....................   $262,617       $270,614
First mortgage - residential construction...............     33,241         32,249
First mortgage - multi-family...........................    107,047        103,262
Commercial real estate..................................     63,778         46,391
Home equity.............................................    101,101         90,579
Commercial and agriculture..............................     52,745         25,177
Consumer secured by real estate.........................     67,233         66,346
Interim financing and consumer loans....................     29,072         21,890
Education...............................................     10,550         12,142
                                                           --------       --------
  Total gross loans.....................................    727,384        668,650
                                                           --------       --------
Less:
  Loans in process......................................     25,394         29,631
  Unearned insurance premiums...........................        629            647
  Deferred loan and guarantee fees......................      1,318            851
  Purchased loan discount...............................        977          1,023
  Allowance for loan losses.............................      6,122          5,217
                                                           --------       --------
  Total deductions......................................     34,440         37,369
                                                           --------       --------
Total loans receivable..................................    692,944        631,281
Less:  First mortgage loans held for sale...............     17,077         20,582
                                                           --------       --------
Loans receivable, net...................................   $675,867       $610,699
                                                           ========       ========

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued




(6)  Allowance For Loan Losses

     Activity in the allowance for loan losses is summarized as follows:


                                 Six months ended          Three months ended
                                      March 31,                 March 31,
                                -------------------       --------------------
                                 1997         1996         1997          1996
                                ------       ------       ------        ------
Beginning Balance........     $  5,217     $  4,076     $  5,060      $  4,132
Charge-offs:
 Real estate - mortgage..            -            -            -             -
 Commercial real estate..            -            -            -             -
 Commercial loans........            -            -            -             -
 Home equity loans.......            -            -            -             -
 Consumer................       (1,219)         (22)        (746)          (10)
                              --------     --------     --------      --------
                                (1,219)         (22)        (746)          (10)
                              --------     --------     --------      --------
Recoveries:
 Real estate - mortgage..            -            -            -             -
 Commercial real estate..            -            -            -             -
 Commercial loans........            -            -            -             -
 Home equity loans.......            -            2            -             -
 Consumer................           74            4           19             4
                              --------     --------     --------      --------
                                    74            6           19             4
                              --------     --------     --------      --------
Net charge-offs..........       (1,145)         (16)        (727)           (6)
                              --------     --------     --------      --------
Acquired bank's allowance        1,678            -        1,678             -
Provision................          372          144          111            78
                              --------     --------     --------      --------
Ending balance...........     $  6,122     $  4,204     $  6,122      $  4,204
                              ========     ========     ========      ========

(7)  Earnings Per Share

     Earnings per share of common stock for the three-month and six-month periods ended March 31, 1997, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Book value per share of common stock at March 31, 1997 and September 30, 1996 have been determined by dividing total shareholders' equity by the number of shares of common stock and common stock equivalents considered outstanding at the respective dates. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Common shares outstanding have been reduced by the ESOP shares that have not been committed to be released.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued


     The computation of earnings per common share is as follows:


                                               Six months ended         Three months ended
                                                   March 31,                 March 31,
                                            -----------------------   -----------------------
                                               1997         1996         1997         1996
                                            ----------   ----------   ----------   ----------
Net income for the period................   $6,133,000   $8,351,000   $2,976,000   $4,276,000
                                            ==========   ==========   ==========   ==========
Common shares issued.....................    7,289,620    7,289,620    7,289,620    7,289,620
Net Treasury shares......................    1,906,013    1,278,389    1,921,795    1,341,041
Unallocated ESOP shares..................      332,245      374,221      326,160      367,927
                                            ----------   ----------   ----------   ----------
Weighted average common shares
 outstanding during the period...........    5,051,362    5,637,010    5,041,665    5,580,652
Common stock equivalents based on the
 treasury stock method...................      288,707      289,834      293,368      297,910
                                            ----------   ----------   ----------   ----------
Total weighted average common shares and
 equivalents outstanding.................    5,340,069    5,926,844    5,335,033    5,878,562
                                            ==========   ==========   ==========   ==========
Earnings per share.......................        $1.15        $1.41        $0.56        $0.73

     The computation of book value per common share is as follows:


                                                                               March 31,        September 30,
                                                                                 1997               1996
                                                                            --------------     --------------
Common shares outstanding at the end
  of the period......................................................            5,060,033          5,127,092
Incremental shares relating to dilutive stock
  options outstanding at the end of the period.......................              292,588            286,766
                                                                            --------------     --------------
                                                                                 5,352,621          5,413,858
                                                                            ==============     ==============
Total shareholders' equity at the end of the period..................       $  127,852,000     $  125,179,000
Book value per common share..........................................       $        23.89     $        23.12

(8)  Acquisitions

     In February 1997, the Company completed the acquisition of Kilbourn State Bank for $25.3 million cash. Under the terms of the agreement, the Company acquired all of the outstanding shares of Kilbourn State Bank, with Kilbourn subsequently merging into Bank Wisconsin, the Company's commercial banking subsidiary. The acquisition was accounted for as a purchase. The related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued


     The acquisition of Kilbourn State Bank added $93.0 million to assets, including additions of $62.6 million to net loans and $67.8 million to deposits.

     The excess of cost over the fair value of tangible assets acquired is accounted for as goodwill and will be amortized over varying periods of fifteen to twenty five years using the straight-line method. Goodwill of this acquisition, net of accumulated amortization, totaled $9.1 million at March 31, 1997.

(9)  Changes in Accounting Policy

     In February 1997, Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application of this statement is not permitted. The Corporation has determined that the impact of adoption will not have a material effect on the consolidated statements of the Corporation.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
   Item 2: Management's Discussion and Analysis of Financial Condition and
                            Results of Operations




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


FINANCIAL CONDITION

The Company's total assets increased $174.9 million or 12.5% to $1.579 billion at March 31, 1997 from $1.404 billion at September 30, 1996. Loans receivable, including loans held for sale, increased $61.7 million. Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, increased $32.6 million. Funding the increase in assets was an increase in deposits of $141.0 million. At March 31, 1997, the Company's financial condition reflects the financial condition of Kilbourn State Bank since the acquisition was consummated on February 28, 1997. The acquisition of Kilbourn State Bank added $93.0 million to total assets, including additions of $62.6 million to net loans and $67.8 million to deposits. The Company's ratio of shareholders' equity to total assets was 8.10% at March 31, 1997, compared to 8.92% at September 30, 1996. The Company's book value per share was $23.89 at March 31, 1997, compared to $23.12 at September 30, 1996.

Loans receivable, including mortgage loans held for sale, increased $61.7 million to $692.9 million at March 31, 1997 from $631.3 million at September 30, 1996, primarily due to $62.6 million of loans included in the Kilbourn acquisition. The Company currently sells substantially all fixed rate mortgage loans and retains adjustable-rate loans for its portfolio. Additionally, the Company has increased its emphasis on consumer and interim financing products, which are primarily retained in the Company's loan portfolio. The loan originations were funded primarily by the increase in deposits and are consistent with the Company's efforts to build earning assets. For the six months ended March 31, 1997, the Company originated approximately $156.0 million in loans, as compared to $140.8 million for the same period in the prior year. Of the $156.0 million in loans originated, $12.5 million were in commercial loans, $64.5 million were in consumer and interim financing loans and $79.0 million were in first mortgage loans.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued



Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, increased $32.6 million to $620.8 million at March 31, 1997 from $588.2 million at September 30, 1996. The increase was the result of the Company purchasing adjustable rate mortgage-backed securities and short- and medium-term REMIC securities. At March 31, 1997, private-issue mortgage-backed securities, CMO's and REMIC's totaled $456.9 million. Private-issue MBS's represent a significant portion of the Company's portfolio due to the Company's view of the benefit of higher interest rates generally available on private issue MBS's versus the additional credit risk associated with such securities in comparison with agency MBS's. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of the lower level of interest rate risk and low credit risk in relation to the interest earned on such securities. However, repayments and sales of existing securities have partially offset the increases.

Deposits increased $141.0 million to $1.02 billion at March 31, 1997 from $877.7 million at September 30, 1996. The increase in deposits was primarily due to an increase of $67.8 million from the Kilbourn State Bank acquisition and an increase of $63.8 million in money market demand account deposits. The Company has continued to offer new deposit products in an effort to attract new deposits and maintain current relationships with customers. Significant new deposit products offered which have contributed to the increase include certificates of deposit and a money market demand account with an interest rate tied to a nationally recognized money market index. At March 31, 1997, the Company had approximately $128.6 million in brokered certificates of deposit compared with $138.6 million at September 30, 1996. The brokered deposits are generally of terms from three months to two years in maturity with interest rates that approximate the Company's retail certificate rates. Although the Company has experienced growth in its deposit liabilities during the six months ended March 31, 1997, there can be no assurance that this trend will continue in the future, nor can there be any assurance the Company will retain the deposits it now has.* The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings increased by $43.0 million to $418.1 million at March 31, 1997 from $375.0 million at September 30, 1996. The Company primarily uses borrowed funds to fund purchases of mortgage-backed and related securities. At March 31, 1997, the Company had a borrowing capacity available of $147.0 million from the FHLB, however, additional securities may have to be pledged as collateral.


At March 31, 1997, the Company had $70.0 million in interest rate swaps outstanding compared with $55.0 million at September 30, 1996. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed pay-floating receive swaps totaled $55.0 million at March 31, 1997 and were entered into to hedge interest rates on borrowings from the FHLB used to fund purchases of fixed rate securities. Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. Floating receive-fixed pay swaps totaled $15.0 million at March 31, 1997 and were entered into to hedge interest rates on brokered deposits used to fund the purchase of floating rate securities. Floating receive-fixed pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the six months ended March 31, 1997, the Company recorded a net reduction of interest expense of $127,000 as a result of the Company's interest rate swap agreements.

RESULTS OF OPERATIONS

NET INCOME. Net income for the six months ended March 31, 1997 was $6.1 million compared to $8.4 million for the six months ended March 31, 1996. Net income for the three months ended March 31, 1997 was $3.0 million compared to $4.3 million for the three months ended March 31, 1996. The decrease for the six month period was

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued


the result of a decrease in other operating income, which consisted primarily of a $2.6 million decrease in gains on the sale of mortgage-backed and related securities, coupled with a $2.7 million increase in general and administrative expenses, partially offset by a $2.2 million decrease in income tax expense. The decrease for the three month period was the result of a decrease in other operating income, which consisted primarily of a $1.5 million decrease in gains on the sale of mortgage-backed and related securities, coupled with a $1.3 million increase in general and administrative expenses, partially offset by a $1.2 million decrease in income tax expense. The following table shows the return on average assets and return on average equity ratios for each period:


                            Six months ended   Three months ended
                                March 31,           March 31,
                            -------------------------------------
                             1997      1996      1997       1996
                            ------    ------    ------     ------
Return on average assets... 0.85%      1.36%     0.83%      1.36%
Return on average equity... 9.73%     12.09%     9.46%     12.49%

NET INTEREST INCOME. Net interest income before provision for loans losses increased $788,000 or 4.5% and $379,000 or 4.2% for the six and three months ended March 31, 1997, respectively, compared to the same periods in the prior year. The net interest margin was 2.73% and 3.04% for the six months ended March 31, 1997 and 1996, respectively, and 2.79% and 3.05% for the three months ended March 31, 1997 and 1996, respectively. The decline in the net interest margin in both periods is due to decreasing interest rate spreads that the Company has been experiencing in its asset and liability base and a changing asset mix which includes a higher level of non-interest earning assets. The Company increased its investment in affordable housing units to $41.4 million at March 31, 1997 compared with $27.8 million at March 31, 1996. This investment strategy provides returns primarily through income tax credits but is not an interest earning asset and thus has the effect of decreasing the Company's net interest margin.

Total interest income increased $5.9 million or 13.2% to $50.5 million for the six months ended March 31, 1997, compared to $44.6 million for the six months ended March 31, 1996, and increased $2.8 million or 12.2% to $25.7 million for the three months ended March 31, 1997, compared to $22.9 million for the three months ended March 31, 1996. The increase in interest income was primarily the result of increases in interest on loans and securities. The increase in interest on loans was due to an increase in the average balance of loans to $645.8 million from $529.3 million for the six months ended March 31, 1997 and 1996, respectively, partially offset by decreases in the average yield on loans to 8.35% from 8.63% for the same period in the prior year. The increase in net interest income on loans for the three months ended March 31, 1997 compared with the three months ended March 31, 1996 was the result of an increase in the average balance of loans to $654.9 million from $534.6 million, partially offset by decreases in the average yield on loans to 8.45% from 8.67% for the same period in the prior year. The decrease in the average yield is primarily due to the Company now selling substantially all new originations of initially higher yielding long-term, fixed-rate single-family mortgage loans in the secondary market and retaining new originations of initially lower yielding adjustable-rate single family mortgage loans. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and home equity lending in addition to the Kilbourn State Bank acquisition. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $584.1 million from $535.2 million for the six months ended March 31, 1997 and 1996, respectively, partially offset by decreases in the average yield on such securities to 6.92% from 7.11% for the same periods. The increase in net interest income on mortgage-backed and related securities for the three months ended March 31, 1997 compared with the three months ended March 31, 1996 was primarily the result of an increase in the average balance of securities to $588.2 million from $563.1 million, partially offset by decreases in the average yield on such securities

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued



to 7.07% from 7.16% for the same periods. The Company has been active during the past year repositioning its available for sale mortgage-backed and related securities portfolio by selling significant amounts of securities and replacing them with securities with more favorable maturity positions and characteristics which reflect the Company's overall asset/liability management strategies.

Total interest expense increased $5.1 million or 18.9% to $32.2 million for the six months ended March 31, 1997, compared to $27.1 million for the six months ended March 31, 1996. For the three months ended March 31, 1997, total interest expense increased $2.4 million, or 17.4%, to $16.3 million compared to $13.9 million for the three months ended March 31, 1996. The increase in interest expense was the result of increases in the average balances of deposits and advances and other borrowings as well as a slight increase in the cost of deposits. The average balances of deposits were $874.0 million and $889.2 million for the six and three months ended March 31, 1997, respectively, as compared to $714.5 million and $755.2 million for the same periods in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products, the use of brokers to sell certificates of deposit and the Kilbourn State Bank acquisition. The average cost of deposits increased slightly to 4.99% and 5.01% for the six and three months ended March 31, 1997, respectively, from 4.98% and 4.99% for the same periods in the prior year. Deposit rates paid by the Company reflected the general increase in market rates of interest as a result of the increased competition with other financial products offered in the marketplace. The average balance of advances and other borrowings were $383.3 million and $396.0 million for the six and three months ended March 31, 1997, respectively, as compared to $334.5 million and $333.1 million for the same periods in the prior year. The average cost of advances and other borrowings decreased to 5.46% and 5.45% for the six and three months ended March 31, 1997, respectively, from 5.56% and 5.46% for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances which have repriced to reflect the slight decrease in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the six- and three-month periods ended March 31, 1997 and 1996, respectively.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



                                                                       SIX MONTHS ENDED MARCH 31,
                                                    -----------------------------------------------------------------
                                                               1997                                   1996
                                                    -----------------------------------------------------------------
                                                                          AVERAGE                             AVERAGE
                                                    AVERAGE               YIELD/        AVERAGE               YIELD/
                                                    BALANCE    INTEREST    COST         BALANCE     INTEREST   COST
                                                    -----------------------------------------------------------------
                                                                             (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits......   $  24,601     $  644     5.25 %      $ 20,633     $   564    5.47 %
Trading account securities.....................       3,530         123    6.99              82           3    7.32
Debt and equity securities.....................      69,013       2,013    5.85          52,152       1,567    6.01
Mortgage-backed and related securities.........     584,071      20,148    6.92         535,240      19,035    7.11
Loans:
 First mortgage................................     416,981      16,755    8.06         343,145      13,935    8.12
 Home equity...................................      95,525       4,450    9.34          80,155       3,964    9.89
 Consumer......................................     100,442       4,429    8.84          88,464       4,133    9.34
 Commercial and agricultural...................      32,827       1,268    7.75          17,581         808    9.19
                                                 ----------------------              ----------------------
  Total loans..................................     645,775      26,902    8.35         529,345      22,840    8.63
Federal Home Loan Bank stock...................      19,658         695    7.09          17,554         618    7.04
                                                 ----------------------              ----------------------
  Total earning assets.........................   1,346,648      50,525    7.52       1,155,006      44,627    7.73
                                                                -------                             -------
Valuation allowances...........................      (7,222)                             (1,188)
Cash and due from banks........................      18,403                              13,829
Other assets...................................      80,899                              62,796
                                                 ----------                          ----------
 Total assets..................................  $1,438,728                          $1,230,443
                                                 ==========                          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts..................................  $   45,541         365    1.61      $   41,318         315    1.52
 Money market demand accounts..................     196,617       4,535    4.63         131,690       3,095    4.70
 Passbook......................................      80,253       1,135    2.84          86,360       1,227    2.84
 Certificates of deposit.......................     551,621      15,714    5.71         455,154      13,140    5.77
                                                 ----------------------              ----------------------
Total interest-bearing deposits................     874,032      21,749    4.99         714,522      17,777    4.98
Advances and other borrowings..................     383,254      10,433    5.46         334,509       9,292    5.56
Advances from borrowers for taxes and insurance       5,304          14    0.53           5,383          17    0.63
                                                 ----------------------              ----------------------
  Total interest-bearing liabilities...........   1,262,590      32,196    5.11       1,054,414      27,086    5.14
Non interest-bearing deposits..................      35,575                              25,627
Other liabilities..............................      14,171                              12,273
Shareholders' equity...........................     126,392                             138,129
                                                 ----------                          ----------
Total liabilities and shareholders' equity.....  $1,438,728                          $1,230,443
                                                 ==========                          ==========
Net interest income............................                 $18,329                             $17,541
                                                                =======                             =======
Net yield on interest-earning assets...........                            2.73                                3.04
Interest rate spread...........................                            2.41                                2.59
Ratio of earning assets to interest-bearing
  liabilities..................................                          106.66                              109.54

                                                                           THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------------------------------------------
                                                                1997                                       1996
                                                    ------------------------------------------------------------------------
                                                                            AVERAGE                                  AVERAGE
                                                    AVERAGE                 YIELD/          AVERAGE                  YIELD/
                                                    BALANCE       INTEREST   COST           BALANCE      INTEREST    COST
                                                    ------------------------------------------------------------------------
ASSETS
Federal funds sold and overnight deposits......     $ 28,743      $   385    5.43 %       $  21,470       $   283    5.30  %
Trading account securities.....................        2,691           53    7.99                 -             -       -
Debt and equity securities.....................       69,613        1,004    5.85            49,405           744    6.06
Mortgage-backed and related securities.........      588,201       10,247    7.07           563,106        10,028    7.16
Loans:
 First mortgage................................      416,581        8,407    8.18           341,644         6,932    8.16
 Home equity...................................       97,974        2,321    9.61            79,783         1,931    9.73
 Consumer......................................       99,945        2,242    9.10            93,770         2.227    9.55
 Commercial and agricultural...................       40,380          667    6.70            19,381           433    8.99
                                                  -----------------------                ------------------------
  Total loans..................................      654,880       13,637    8.45           534,578        11,523    8.67
Federal Home Loan Bank stock...................       20,057          365    7.38            17,631           321    7.32
                                                  -----------------------                ------------------------
  Total earning assets.........................    1,364,185       25,691    7.64         1,186,190        22,899    7.76
                                                                  -------                                 -------
Valuation allowances...........................       (7,522)                                (1,463)
Cash and due from banks........................       20,368                                 14,111
Other assets...................................       83,614                                 61,703
                                                  ----------                             ----------
 Total assets..................................   $1,460,645                             $1,260,541
                                                  ==========                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:                        $   47,583          209    1.78        $   41,163           155    1.51
 NOW accounts..................................      206,044        2,361    4.65           139,591         1,607    4.63
 Money market demand accounts..................       83,469          582    2.83            83,400           588    2.84
 Passbook......................................      552,107        7,838    5.76           491,095         7,026    5.75
                                                  -----------------------                ------------------------
 Certificates of deposit.......................      889,203       10,990    5.01           755,249         9,376    4.99
Total interest-bearing deposits................      395,968        5,320    5.45           333,082         4,520    5.46
Advances and other borrowings..................        2,130            2    0.38             2,276             3    0.53
                                                  -----------------------                ------------------------
Advances from borrowers for taxes and insurance    1,287,301       16,312    5.14         1,090,607        13,899    5.13
  Total interest-bearing liabilities...........       35,422                                 23,763
Non interest-bearing deposits..................       10,281                                  8,444
Other liabilities..............................      127,641                                137,727
                                                  ----------                             ----------
Shareholders' equity...........................   $1,460,645                             $1,260,541
                                                  ==========                             ==========
Total liabilities and shareholders' equity.....                   $ 9,379                                 $ 9,000
                                                                  =======                                 =======
Net interest income............................                              2.79                                    3.05
Net yield on interest-earning assets...........                              2.50                                    2.64
Interest rate spread...........................
Ratio of earning assets to interest-bearing
  liabilities..................................                            105.97                                  108.76


                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                                   Six months ended            Three months ended
                                                       March 31,                    March 31,
                                              --------------------------   -------------------------
                                                 1997          1996           1997           1996
                                              ----------    ----------     ----------     ----------
                                                           (Dollars in thousands)
Beginning balance......................          $5,217        $4,076        $5,060        $4,132
Provision for loan losses..............             372           144           111            78
Recoveries.............................              74             6            19             4
Charge-offs............................          (1,219)          (22)         (746)          (10)
Acquired bank's allowance..............           1,678             -         1,678             -
                                              ----------    ----------     ----------     ----------
Ending balance.........................          $6,122        $4,204        $6,122        $4,204
                                              ==========    ==========     ==========     ==========
Ratio of allowance for loan losses to
 gross loans receivable at the end
 of the period.........................           0.84%         0.74%         0.84%         0.74%

Ratio of allowance for loan losses to
 total non-performing loans at the
 end of the period.....................         156.77%      1053.63%       156.77%      1053.63%

Ratio of net charge-offs to average
 gross loans (annualized)..............           0.36%         0.00%         0.45%         0.00%

Management believes that the allowance for loan losses is adequate to provide for potential losses as of March 31, 1997, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. The increase in the provision for loan losses in the current quarter reflects the continued growth in the Company's loan portfolio and also reflects the Company's increased mix of higher yielding, higher risk loans. Repossessed autos sold during the six and three months ended March 31, 1997 resulted in charge-offs of $1.1 million and $0.7 million, respectively. It is anticipated that as more loans default and repossessed autos are sold, additional charge-offs will be incurred.* The Company believes that the allowance for loan losses is adequate to provide for potential anticipated losses based upon current known conditions.

OTHER OPERATING INCOME. Other operating income decreased by $2.3 million and $1.5 million for the six and three months ended March 31, 1997, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:


                                                   Six months ended             Three months ended
                                                       March 31,                     March 31,
                                               ------------------------       ----------------------
                                                 1997            1996           1997          1996
                                               --------        --------       --------      --------
                                                                (Dollars in thousands)
Other operating income...................        $5,307          $7,628        $2,650        $4,169

Percent of average assets (annualized)...         0.74%           1.24%         0.74%         1.33%

The decreases were due primarily to decreases in gains on investments and mortgage-backed and related securities, partially offset by an increase in gains on trading account activity and income from the Company's affordable housing subsidiary. Gains on investments and mortgage-backed and related securities decreased $2.6 million to

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued


$627,000, and $1.5 million to $151,000, for the six and three months ended March 31, 1997, respectively, compared to gains of $3.3 million and $1.7 million for the same periods in the prior year. However, the Company does not consider gains on the sales of securities as a predictable source of earnings as such sales are primarily based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income, interest rate risk or credit risk than the security sold. Gain/(loss) on foreclosed properties decreased to a loss of $7,000 and a gain of $7,000 for the six and three months ended March 31, 1997, respectively, compared to gains of $872,000 and $740,000 for the same periods in the prior year. For the six and three months ended March 31, 1996, the gains were the result of the sale of one foreclosed property which had a carrying value of $5.8 million. The gain on sale of this property was $684,000. Gains from the trading account were $507,000 and $122,000 for the six and three months ended March 31, 1997, respectively, compared to a gain of $109,000 and a loss of $19,000 for the same periods in the prior year. The increase in trading gains was the result of the sale of mortgage-backed securities which the Company had exchanged for its own mortgage loans ("loan swaps"). This method of selling the Company's salable mortgage production is required, under accounting rules, to be accounted for as a "trading" activity, and as such, the resulting realized and unrealized gains or losses are classified as trading income. The level of trading gains may fluctuate due to the volume of originations of single-family mortgage loans which in turn can fluctuate due to changes in interest rates. Sales of loans for cash as opposed to loan swaps are recorded as sales of mortgage loans in the income statement. The operations of the Company's affordable housing subsidiary had increases in income (which represents primarily rental income) of $571,000 and $454,000 for the six and three months ended March 31, 1997, as compared to the same periods in the previous year. The Company currently has nineteen properties fully in operation compared to twelve in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $2.7 million or 20.3% and $1.3 million or 18.5% for the six and three months ended March 31, 1997, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                                Six months ended            Three months ended
                                                     March 31,                    March 31,
                                            -------------------------     ------------------------
                                               1997           1996           1997          1996
                                            ----------     ----------     ----------    ----------
                                                             (Dollars in thousands)
General and administrative expenses......    $15,749        $13,089         $8,287        $6,992

Percent of average assets (annualized)...       2.20%          2.13%          2.30%         2.23%

The increases were due primarily to increased levels of compensation and other costs associated with the Kilbourn State Bank acquisition, the opening of three new branches and a centralized call center, and other increased activity connected with the Company's higher level of earning assets. The affordable housing subsidiary showed increases in operating expenses of $751,000 and $630,000 for the six and three months ended March 31, 1997, as compared to the same periods in the prior year. The Company currently has nineteen properties fully in operation compared to twelve in the prior year.

INCOME TAX EXPENSE. Income tax expense decreased to $1.4 million and $655,000 for the six and three months ended March 31, 1997 from $3.6 million and $1.8 million for the six and three months ended March 31, 1996. The effective tax rate for the six and three months ended March 31, 1997 was 18.39% and 18.04%, respectively compared with 30.04% and 29.89% for the six and three months ended March 31, 1996. The decrease in effective rates reflects the effect of the tax credits earned by the Company's affordable housing subsidiary. Income tax credits increased to $1.4 million and $719,000, for the six and three months ended March 31, 1997, compared to $756,000 and $397,000 for the same periods in the prior year.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued



ASSET QUALITY

Total non-performing assets were $4.0 million or 0.26% of total assets at March 31, 1997, unchanged from the $4.0 million or 0.28% of total assets at September 30, 1996. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets as of March 31, 1997 included $3.1 million of purchased auto loans which are past due or in default. These auto loans were purchased in 1995 and 1996 under a warehouse financing arrangement the Company had with the originator of the sub-prime automobile loans. The intent of the financing was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans and sell to institutional investors. At that time, the loans would be sold back to the originator. The loans were serviced by an independent third party servicer and the loans had various levels of insurance and in addition were guaranteed as to principal and interest payments by the originator of the loans. The maximum amount that the Company had outstanding at any point in time was a balance of $14.6 million during February, 1996. The Company has not funded any loans since that time and as of March 31, 1997, the balance of the sub-prime auto loans was $3.1 million compared to $7.7 million at September 30, 1996. During the six months ended March 31, 1997, $2.7 million of loans were sold back to the originator for face value plus a gain of $50,000 which was treated as a recovery. Actions have been taken to repossess the collateral on the delinquent loans and to enforce the guarantee of the originator of these loans; however, it is anticipated that some portion of these loans will ultimately result in a charge-off due to the possible inability of the originator to perform under its guaranty.* In addition, the level of insurance collected on policies paying for credit losses on the loans has been lower than anticipated. The Company is still pursuing repossession and disposition of the autos and enforcement of the guarantee of the originator. Repossessed autos sold during the six and three months ended March 31, 1997 resulted in charge-offs of $1.1 million and $719,000. It is anticipated that as more loans default and the repossessed autos are sold, additional charge-offs will be incurred.* The Company believes that the allowance for loan losses is adequate to provide for potential anticipated losses based upon current known conditions.

Non-performing assets are summarized as follows:


                                              March 31,     September 30,
                                                1997            1996
                                              ---------     -------------
                                                (Dollars in thousands)
Non-performing loans...................       $  3,905        $  3,890
Foreclosed properties..................            122              80
                                              --------        --------
Non-performing assets..................       $  4,027        $  3,970
                                              ========        ========

Non-performing loans to gross loans....          0.54%           0.58%

Non-performing assets to gross assets..          0.26%           0.28%

There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

Impaired loans totaled $3.1 million at March 31, 1997 compared to $3.6 million at September 30, 1996. These loans had associated impairment reserves of $1.2 million and $1.1 million at March 31, 1997 and September 30, 1996, respectively. The average balance of impaired loans was $3.5 million and $1.4 million at March 31, 1997 and September 30, 1996, respectively. No interest income was recorded in either reporting period.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued




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

At March 31, 1997, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 9.23% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of March 31, 1997 was a negative 6.25% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income.* Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued



The following table summarizes the Company's gap position as of March 31, 1997.



                                                                           More than   More than
                                                    Within      Four to     One Year     Three
                                                    Three        Twelve     to Three    Years to      Over Five
                                                    Months       Months      Years     Five Years       Years         Total
                                                 ------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
  Fixed........................................  $  21,300     $ 31,768    $ 47,948     $ 24,451        $ 52,428     $  177,895
  Variable.....................................     43,918       88,845     109,602       45,308          10,710        298,383
Consumer loans (2).............................     97,799       41,914      18,090       21,826          19,960        199,589
Mortgage-backed and related securities.........      1,194        4,708      14,616       26,328          20,907         67,753
Assets available for sale:
  Mortgage loans...............................     17,077            -           -            -               -         17,077
  Fixed rate mortgage related..................      5,550       17,409      31,623       19,797          15,412         89,791
  Variable rate mortgage related...............    305,820      156,557           -            -               -        462,377
  Other........................................     14,994       12,631      33,643        2,971             424         64,663
Trading account securities.....................          0            -           -            -               -              0
Investment securities and other assets.........     80,793        2,003           -            -           6,561         89,357
                                                 ------------------------------------------------------------------------------
  Total........................................  $ 588,445     $355,835    $255,522     $140,681        $126,402     $1,466,885
                                                 ------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Deposits: (3)
  NOW accounts.................................  $   5,307     $ 15,921    $ 21,798     $  8,652        $  5,694     $   57,372
  Passbook savings accounts....................      4,388       13,162      26,657       18,364          40,666        103,237
  Money market deposit accounts................     50,204      150,610      16,716        4,179           1,393        223,102
  Certificates of deposit......................    280,790      206,594      73,393       29,448               -        590,225
Borrowings.....................................    403,008            9      15,000           60               -        418,077
Impact of interest rate swap (4)...............    (40,000)           -      55,000            -         (15,000)             -
                                                 ------------------------------------------------------------------------------
  Total........................................  $ 703,697     $386,296    $208,564     $ 60,703        $ 32,753     $1,392,013
                                                 ==============================================================================
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities.......  $(115,252)    $(30,461)   $ 46,958     $ 79,978        $ 92,621     $   74,872
                                                 ==============================================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities............................   (115,252)    (145,713)    (98,755)     (18,777)         73,844
                                                 ===============================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
assets.........................................     -7.30%       -9.23%      -6.25%       -1.19%           4.68%
                                                 ===============================================================

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $34.4 million at March 31, 1997.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $289.8 million or 19.97% of total assets.

(4) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued



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

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $80.8 million and $22.5 million as of March 31, 1997 and September 30, 1996, respectively.

The Company's primary sources of funds are deposits, including brokered certificates, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At March 31, 1997, the Company had a borrowing capacity available of $147.0 million from the FHLB, however, additional securities may have to be pledged as collateral.

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

Bank Wisconsin is required to follow FDIC capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. Under the FDIC capital regulations, Bank Wisconsin is required to meet the following capital standards: (i) "Tier 1 capital" in an amount not less than 3% of total assets;
(ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk-weighted assets.

The following table summarizes Bank Wisconsin's capital ratios at the dates indicated:


                                       March 31, 1997    September 30, 1996
                                      ----------------  --------------------
                                          Capital             Capital
                                      ----------------  --------------------
      Capital Standard                Amount   Percent   Amount     Percent
-----------------------------         ------   -------  --------   ---------
                                              (Dollars in thousands)
Tier 1 capital/average assets          25,700   13.35%      8,789      9.12%
Tier 1 capital/risk-based              25,700   17.01%      8,789     12.38%
Total capital/risk-based               27,595   18.26%      9,478     13.35%

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued


The changes in the capital amounts from September 30, 1996 to March 31, 1997 are primarily due to the aforementioned Kilbourn State Bank acquisition.

The Bank is required to follow OTS capital regulations which require savings institutions to meet three capital standards: (i) "tangible capital" in an amount not less than 1.5% of adjusted total assets; (ii) "core capital" in an amount not less than 3% of adjusted total assets; and (iii) "risk-based capital" of at least 8% of risk-weighted assets. Savings institutions must meet all of the standards in order to comply with the capital requirements.

The following table summarizes the Bank's capital ratios at the dates indicated:


                            March 31, 1997    September 30, 1996
                           ----------------   -------------------
                               Capital             Capital
                           ----------------   -------------------
 Capital Standard          Amount   Percent    Amount     Percent
------------------         -------  -------   --------   --------
                                   (Dollars in thousands)
Tangible capital            91,904    6.72%     89,092      6.86%
Core capital                91,904    6.72%     89,092      6.86%
Risk-based capital          94,799   12.75%     92,764     13.12%

As evidenced by the foregoing, the capital of each of the Company's financial institution subsidiaries exceeded all capital requirements as mandated by the requirements of the FDIC and OTS.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders was held on January 22, 1997. Only shareholders of record at the close of business on December 1, 1996 (the "Voting Record Date") were entitled to vote at the annual meeting. On the Voting Record Date, there were 5,371,064 shares of Common Stock outstanding, and 4,842,344 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the matters voted upon at the meeting.


                                              NUMBER OF VOTES
                                -------------------------------------------
                                                                   BROKER
                                   FOR     WITHHELD  ABSTENTIONS  NON-VOTES
                                ---------  --------  -----------  ---------
NOMINEES FOR DIRECTOR FOR
THREE-YEAR TERM EXPIRING IN
2000
  Jeffrey A. Reigle             4,767,483    74,861            -          -
  John C. Schlosser             4,782,256    60,088            -          -
  Edmund O. Templeton           4,781,507    60,837            -          -

APPROVAL OF THE ST. FRANCIS
CAPITAL CORPORATION 1997
STOCK OPTION PLAN               4,228,016   450,703       82,126     81,499

RATIFICATION OF APPOINTMENT OF
KPMG PEAT MARWICK LLP AS
AUDITORS                        4,749,228    55,865       37,251          -

ITEM 5. OTHER INFORMATION

        On April 30, 1997, the Company announced the declaration of a dividend of $0.12 per share on the Company's common stock for the quarter ended March 31, 1997. The dividend is payable on May 22, 1997 to shareholders of record as of May 9, 1997. This will be the seventh cash dividend payment since the Company became a publicly-held company in June 1993.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

           10.24   St. Francis Capital Corporation 1997 Stock Option Plan

           11.1 Statement Regarding Computation of Earnings Per Share (See Footnote 7 in "Notes to Unaudited Consolidated Financial Statements")

           27.1    Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ST. FRANCIS CAPITAL CORPORATION


Dated:   May 15, 1997  By: /s/ Thomas R. Perz
---------------------  -----------------------------------------
                               Thomas R. Perz
                               President and Chief Executive Officer




Dated:   May 15, 1997  By: /s/ Jon D. Sorenson
---------------------  -----------------------------------------
                               Jon D. Sorenson
                               Chief Financial Officer