Form 10-Q
period 1997-06-30
ST FRANCIS CAPITAL CORP
filed 1997-08-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1997

                         Commission File Number 0-21298

                        ST. FRANCIS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


         WISCONSIN                                   39-1747461
         ----------------------------------------  ------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)


         13400 BISHOPS LANE, SUITE 350
         BROOKFIELD, WISCONSIN                      53005-6203
         ----------------------------------------  ------------
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


     The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 5,302,977 at July 31, 1997.




                               Page 1 of 29 pages

              ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES

                                  CONTENTS



                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements:

           Consolidated Statements of Financial Condition ..............  3

           Consolidated Statements of Income ...........................  4

           Consolidated Statements of Shareholders' Equity .............  5

           Consolidated Statements of Cash Flows .......................  6

           Notes to Consolidated Financial Statements ..................  8


  ITEM 2.  Management's Discussion and Analysis ........................  16

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ..  N/A

PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings ...........................................  28

  ITEM 2.  Changes In Securities .......................................  28

  ITEM 3.  Defaults Upon Senior Securities .............................  28

  ITEM 4.  Submission of Matters to a Vote of Security Holders .........  28

  ITEM 5.  Other Information ...........................................  28

  ITEM 6.  Exhibits and Reports on Form 8-K ............................  28


  SIGNATURES ...........................................................  29

              ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Financial Condition

                                                                                                    June 30,        September 30,
                                                                                                      1997              1996
                                                                                                 ---------------    -------------
                                                                                                            (In thousands)
ASSETS
Cash and due from banks..............................................................             $   33,105       $   17,604
Federal funds sold and overnight deposits............................................                 11,900            4,855
                                                                                                 -----------      -----------
Cash and cash equivalents............................................................                 45,005           22,459
                                                                                                 -----------      -----------
Trading account securities, at market................................................                      -                -
Assets available for sale, at market:
  Debt and equity securities.........................................................                 71,835           60,001
  Mortgage-backed and related securities.............................................                618,988          519,766
Mortgage loans held for sale, at lower of cost or market.............................                 17,080           20,582
Securities held to maturity:
  Debt and equity securities (market values of $4,757 and $6,331,
  respectively)......................................................................                  4,663            6,215
  Mortgage-backed and related securities (market values of $65,868
  and $65,316, respectively).........................................................                 67,341           68,392
Loans receivable, net................................................................                697,269          610,699
Federal Home Loan Bank stock, at cost................................................                 21,643           19,063
Accrued interest receivable..........................................................                  8,919            8,067
Foreclosed properties................................................................                    188               80
Real estate held for investment......................................................                 44,524           36,865
Premises and equipment, net..........................................................                 23,368           16,432
Other assets.........................................................................                 24,716           15,495
                                                                                                 -----------      -----------
Total assets.........................................................................             $1,645,539       $1,404,116
                                                                                                 ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits.............................................................................             $1,054,604       $  877,684
Short term borrowings................................................................                 94,880           18,509
Long term borrowings.................................................................                346,917          356,525
Advances from borrowers for taxes and insurance......................................                  6,514           11,092
Accrued interest payable and other liabilities.......................................                 12,942           15,127
                                                                                                 -----------      -----------
Total liabilities....................................................................              1,515,857        1,278,937
                                                                                                 -----------      -----------
Commitments and contingencies........................................................                      -                -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
  None issued........................................................................                      -                -
Common stock $.01 par value:  Authorized 12,000,000 shares;
  Issued, 7,289,620 shares;
  Outstanding, 5,307,977 and 5,475,509 shares, respectively..........................                     73               73
Additional paid-in-capital...........................................................                 73,342           72,243
Unrealized loss on securities available for sale, net of tax.........................                   (276)          (1,765)
Unearned ESOP compensation...........................................................                 (3,195)          (3,488)
Treasury stock at cost (1,981,643 and 1,814,111 shares, respectively)................                (41,020)         (35,529)
Retained earnings, substantially restricted..........................................                100,758           93,645
                                                                                                 -----------      -----------
Total shareholders' equity...........................................................                129,682          125,179
                                                                                                 -----------      -----------
Total liabilities and shareholders' equity...........................................             $1,645,539       $1,404,116
                                                                                                 ===========      ===========




          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income

                                                                                  Nine Months Ended        Three Months Ended
                                                                                      June 30,                  June 30,
                                                                              -------------------------  ----------------------
                                                                                 1997          1996         1997        1996
                                                                              -----------  ------------  ----------  ----------
                                                                                    (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
  Loans.....................................................................     $41,945        $34,796     $15,043    $11,956
  Mortgage-backed and related securities....................................      31,592         29,036      11,444     10,001
  Debt and equity securities................................................       3,226          2,346       1,213        779
  Federal funds sold and overnight deposits.................................         872            794         228        230
  Federal Home Loan Bank stock..............................................       1,024            905         329        287
  Trading account securities................................................         170              3          47          -
                                                                              ----------   ------------  ----------  ---------
Total interest and dividend income..........................................      78,829         67,880      28,304     23,253
                                                                              ----------   ------------  ----------  ---------
INTEREST EXPENSE:
  Deposits..................................................................      34,149         27,387      12,400      9,610
  Advances and other borrowings.............................................      16,105         13,947       5,658      4,638
                                                                              ----------   ------------  ----------  ---------
Total interest expense......................................................      50,254         41,334      18,058     14,248
                                                                              ----------   ------------  ----------  ---------
Net interest income before provision for loan losses........................      28,575         26,546      10,246      9,005
Provision for loan losses...................................................         501            222         129         78
                                                                              ----------   ------------  ----------  ---------
Net interest income.........................................................      28,074         26,324      10,117      8,927
                                                                              ----------   ------------  ----------  ---------
OTHER OPERATING INCOME (EXPENSE), NET:
  Loan servicing and loan related fees......................................       1,421            936         452        313
  Depository fees and service charges.......................................       1,397          1,041         551        356
  Trading securities gains and commitment fees, net.........................         607            109         100          -
  Gain on debt and equity and mortgage-backed
    and related securities, net.............................................       1,038          3,276         411         (1)
  Gain on sales of mortgage loans held for sale, net........................         834            815         464        157
  Insurance and annuity commissions.........................................         299            205          81         40
  Gain (loss) on foreclosed properties......................................          (1)           867           6         (5)
  Income from affordable housing............................................       2,454          1,331         964        412
  Other income..............................................................         447            320         160          -
                                                                              ----------   ------------  ----------  ---------
Total other operating income, net...........................................       8,496          8,900       3,189      1,272
                                                                              ----------   ------------  ----------  ---------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits........................................      11,324          9,843       4,005      3,490
  Office building, including depreciation...................................       1,876          1,513         695        508
  Furniture and equipment, including depreciation...........................       1,704          1,329         599        476
  Federal deposit insurance premiums........................................         601          1,063         138        374
  Real estate held for investment...........................................       2,870          1,538       1,039        458
  Other general and administrative expenses.................................       6,214          4,775       2,364      1,666
                                                                              ----------   ------------  ----------  ---------
Total general and administrative expenses...................................      24,589         20,061       8,840      6,972
                                                                              ----------   ------------  ----------  ---------
Income before income tax expense............................................      11,981         15,163       4,466      3,227
Income tax expense..........................................................       2,162          4,268         780        683
                                                                              ----------   ------------  ----------  ---------
Net income..................................................................     $ 9,819        $10,895     $ 3,686    $ 2,544
                                                                              ==========   ============  ==========  =========
Earnings per share..........................................................     $  1.84        $  1.86     $  0.69    $  0.45
                                                                              ==========   ============  ==========  =========

          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Equity

                                                                                       Unrealized
                                                 Shares of                             Losses on
                                                   Common                  Additional  Securities       Unearned       Unearned
                                                   Stock         Common    Paid-In     Available          ESOP         Restricted
                                                Outstanding      Stock    Capital      For Sale       Compensation       Stock
                                              ----------------  ---------  -------     ----------     ------------    ------------
                                                             (In thousands, except shares of common stock outstanding)
Nine months ended June 30, 1996
-------------------------------
Balance at September 30, 1995..........        6,078,799         $73     $71,819        $ 2,332          $(3,996)        $(701)
Net income.............................                -           -           -              -                -             -
Cash dividend - $0.30 per share........                -           -           -              -                -             -
Purchase of treasury stock.............         (419,890)          -           -              -                -             -
Exercise of stock options..............                -           -           -              -                -             -
Amortization of unearned compensation..                -           -         323              -              480           701
Unrealized loss on securities available
  for sale, net of tax.................                -           -           -         (4,279)               -             -
                                         ---------------   ---------  ----------      ---------          -------   -----------
Balance at June 30, 1996...............        5,658,909         $73     $72,142        $(1,947)         $(3,516)        $   -
                                         ===============   =========  ==========      =========          =======   ===========
Nine months ended June 30, 1997
-------------------------------
Balance at September 30, 1996..........        5,475,509         $73     $72,243        $(1,765)         $(3,488)        $   -
Net income.............................                -           -           -              -                -             -
Cash dividend - $0.36 per share........                -           -           -              -                -             -
Purchase of treasury stock.............         (255,622)          -           -              -                -             -
Exercise of stock options..............           88,090           -         380              -                -             -
Amortization of unearned compensation..                -           -         719              -              293             -
Unrealized gain on securities available
  for sale, net of tax.................                -           -           -          1,489                -             -
                                         ---------------   ---------  ----------      ---------          -------   -----------
Balance at June 30, 1997...............        5,307,977         $73     $73,342        $  (276)         $(3,195)        $   -
                                         ===============   =========  ==========      =========          =======   ===========



                                           Treasury   Retained
                                             Stock    Earnings    Total
                                           ---------  --------  ---------
                                          (In thousands, except shares of
                                              common stock outstanding)
Nine months ended June 30, 1996
-------------------------------
Balance at September 30, 1995..........    $(20,142)   $85,843  $135,228
Net income.............................           -    10,895     10,895
Cash dividend - $0.30 per share........           -    (1,671)    (1,671)
Purchase of treasury stock.............     (10,603)        -    (10,603)
Exercise of stock options..............           -      (418)      (418)
Amortization of unearned compensation..           -         -      1,504
Unrealized loss on securities available
  for sale, net of tax.................           -         -     (4,279)
                                           --------   -------   --------
Balance at June 30, 1996...............    $(30,745)   $94,649  $130,656
                                           =========  ========  ========
Nine months ended June 30, 1997
-------------------------------
Balance at September 30, 1996..........    $(35,529)   $93,645  $125,179
Net income.............................           -     9,819      9,819
Cash dividend - $0.36 per share........           -    (1,809)    (1,809)
Purchase of treasury stock.............      (7,270)        -     (7,270)
Exercise of stock options..............       1,779      (897)     1,262
Amortization of unearned compensation..           -         -      1,012
Unrealized gain on securities available
  for sale, net of tax.................           -         -      1,489
                                           --------   -------   --------
Balance at June 30, 1997...............    $(41,020)  $100,758  $129,682
                                           =========  ========  ========





          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow


                                                                                                            Nine Months Ended
                                                                                                                 June 30,
                                                                                                         ------------------------
                                                                                                            1997         1996
                                                                                                         -----------  -----------
                                                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income........................................................................................       $  9,819          $ 10,895
Adjustments to reconcile net income to net cash used in
operating activities:
    Provision for loan losses.....................................................................            501               222
    Depreciation, accretion and amortization......................................................          2,308             1,693
    Deferred income taxes.........................................................................          1,557              (738)
    Gain on debt and equity, mortgage-backed and related
      securities and trading account securities, net..............................................         (1,645)           (3,385)
    Gains on the sales of mortgage loans held for sale, net.......................................           (834)             (815)
    Stock-based compensation expense..............................................................          1,012             1,504
    (Increase) decrease in loans held for sale....................................................         (3,502)            4,517
    Decrease in trading account securities, net...................................................              -             3,000
    Other, net....................................................................................          9,091             1,827
                                                                                                        ---------        ----------
Total adjustments................................................................................           8,488             7,825
                                                                                                        ---------        ----------
Net cash provided by operating activities........................................................          18,307            18,720
                                                                                                        ---------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of debt and equity securities........................................            2,011            25,520
  Purchases of debt and equity securities.......................................................             (459)          (18,535)
  Purchases of mortgage-backed and related securities...........................................                -            (1,000)
  Principal repayments on mortgage-backed and related securities................................            1,051             5,464
  Purchases of mortgage-backed securities available for sale....................................         (262,720)         (284,991)
  Proceeds from sales of mortgage-backed securities available
    for sale....................................................................................          105,549           159,929
  Principal repayments on mortgage-backed securities available
    for sale....................................................................................           57,949            45,543
  Purchase of debt and equity securities available for sale.....................................          (42,199)          (52,794)
  Proceeds from maturities of debt and equity securities available for sale.....................                -             9,528
  Proceeds from sales of debt and equity securities available for sale..........................           24,899            31,680
  Principal repayments on debt and equity securities available for sale.........................           13,112                 -
  Net cash used for acquisitions................................................................           (7,118)                -
  Purchases of Federal Home Loan Bank stock.....................................................           (2,580)           (1,034)
  Redemption of Federal Home Loan Bank stock....................................................                -               436
  Purchase of loans.............................................................................          (13,687)          (36,585)
  (Increase) decrease in loans, net of loans held for sale......................................          (10,324)          (26,222)
  Increase in real estate held for investment...................................................           (7,659)           (6,740)
  Proceeds from sale of foreclosed properties...................................................                -             6,767
  Purchases of premises and equipment, net......................................................           (8,578)           (6,143)
                                                                                                        ---------        ----------
Net cash used in investing activities...........................................................         (150,753)         (149,177)
                                                                                                        ---------        ----------



          See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flow, cont.


                                                                                                            Nine months Ended
                                                                                                                 June 30,
                                                                                                    -------------------------------
                                                                                                           1997           1996
                                                                                                    ---------------   -------------
                                                                                                             (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits........................................................................          109,118         138,547
  Proceeds from advances and other borrowings.....................................................          143,720          36,001
  Repayments on advances and other borrowings.....................................................          (85,451)        (25,807)
  Decrease in advances from borrowers for taxes and insurance.....................................           (4,578)         (3,577)
  Dividends paid..................................................................................           (1,809)         (1,671)
  Stock option transactions.......................................................................            1,262            (418)
  Purchase of treasury stock......................................................................           (7,270)        (10,603)
                                                                                                    ---------------   -------------
Net cash provided by financing activities.........................................................          154,992         132,472
                                                                                                    ---------------   -------------
Increase in cash and cash equivalents.............................................................           22,546           2,015
Cash and cash equivalents:
    Beginning of period...........................................................................           22,459          20,780
                                                                                                    ---------------   -------------
    End of period.................................................................................         $ 45,005        $ 22,795
                                                                                                    ===============   =============
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest....................................................................................         $ 50,706        $ 42,945
      Income taxes................................................................................              127           4,473
Supplemental schedule of noncash investing and financing activities:
  The following summarizes significant noncash investing
    and financing activities:
    Mortgage loans secured as mortgage-backed securities..........................................         $ 44,945               -
    Reclassification of assets held to maturity to assets available for sale......................                -        $117,300
    Transfer of mortgage loans to mortgage loans held for sale....................................           28,433          10,757
    Acquisitions:
      Assets acquired.............................................................................           93,044               -
      Cash paid for purchase of stock.............................................................         $(25,283)              -
      Cash acquired...............................................................................           18,165               -
                                                                                                    ---------------   -------------
      Net cash used for acquisitions..............................................................         $ (7,118)              -
                                                                                                    ===============   =============


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

(2) Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month and nine-month periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1997. The September 30, 1996 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and the auditors' report thereon was unqualified.

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

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued


     The contractual or notional amounts of off-balance sheet financial instruments are as follows:


                                                                   Contractual or Notional Amount(s)
                                                                      June 30,         September 30,
                                                                        1997               1996
                                                                  -----------------  -----------------
                                                                             (In thousands)
  Commitments to extend credit:
    Fixed-rate loans............................................           $ 14,728            $18,487
    Variable-rate loans.........................................             19,886             18,722
  Guarantees under IRB issue....................................             11,220              4,200
  Interest rate swap agreements (notional amount)...............            113,000             55,000
  Interest rate corridors (notional amount).....................             30,000                  -
  Commitments to:
    Purchase mortgage-backed securities.........................              4,000             12,800
    Sell mortgage-backed securities.............................              4,880              1,100
  Unused and open-ended lines of credit:
    Consumer....................................................            119,951            107,052
    Commercial..................................................             50,303             14,935
  Open option contracts written:
    Short-put options...........................................              4,000              4,000
    Short-call options..........................................              7,000              4,000
  Commitments to fund equity investments........................              4,670             13,796

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of June 30, 1997 have interest rates ranging from 7.80% to 9.00%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

     The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial revenue bond issue ("IRB"). The IRB was issued by a municipality to finance real estate owned by a third party. Potential losses on the guarantees are the notional amount of the guarantees less the value of the real estate collateral. At June 30, 1997, appraised values of the real estate collateral exceed the amount of the guarantees.

     Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The fixed pay-floating receive agreements were entered into as hedges of the interest rates on the Federal Home Loan Bank (the "FHLB") advances. The fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate brokered certificates.
     Interest receivable or payable on interest rate swaps is recognized using the accrual method. The agreements at June 30, 1997 consist of the following:

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued





Notional
 Amount                               Maturity  Fixed  Variable
 (000s)              Type               Date    Rate     Rate
--------  --------------------------  --------  -----  --------
 $10,000  Fixed Pay-Floating Receive    1998    5.04%   5.78%
  10,000  Fixed Pay-Floating Receive    1998    4.93%   5.81%
  15,000  Fixed Pay-Floating Receive    1998    5.25%   5.81%
  10,000  Fixed Pay-Floating Receive    1998    5.23%   5.81%
  10,000  Fixed Pay-Floating Receive    1998    5.43%   5.81%
  15,000  Fixed Receive-Floating Pay    2002    7.00%   5.70%
   8,000  Fixed Receive-Floating Pay    2002    7.00%   5.16%
  20,000  Fixed Receive-Floating Pay    2004    7.00%   5.64%
  15,000  Fixed Receive-Floating Pay    2007    7.15%   5.63%

     The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore, at June 30, 1997, the gross unrealized gains and losses of $1,168,000 and $170,000, respectively, equals the fair value of the interest rate swaps of $998,000.

     Interest rate corridors are used to help protect the Company's net
     interest margin in various interest rate environments.    These
     instruments do not qualify as hedges and are accounted for in the trading portfolio; and therefore, are valued at fair value.

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

     The commitments to fund equity investments represent amounts St. Francis Equity Properties ("SFEP"), a subsidiary of the Bank, is committed to invest in low-income housing projects, which would qualify for tax credits under Section 42 of the Internal Revenue Code (the "Code"). The Code provides a per state volume cap on the amounts of low-income housing tax credits ("LIHTCs") that may be taken with respect to low-income housing projects in each state. In order to claim a LIHTC, a credit allocation must be received from the appropriate state or local housing development authority. SFEP is currently a limited partner in

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued


     24 projects. At June 30, 1997, SFEP's equity investments in such projects totaled $19.5 million. SFEP has committed to additional equity investments totaling $4.7 million in two projects it currently has an investment in and in one additional future project within the state of Wisconsin. Additionally, the Bank has provided financing or committed to provide financing to 24 of these projects. At June 30, 1997, the Bank had loans outstanding to such projects of $22.3 million. The primary benefit to the Company on these projects is in the form of tax credits.


     (4)  Securities

     The Company's securities available for sale and held to maturity at June 30, 1997 were as follows:


                                                        SECURITIES AVAILABLE FOR SALE
                                         ------------------------------------------------------------
                                                            Gross           Gross         Estimated
                                           Carrying       Unrealized      Unrealized       Market
                                             Value          Gains           Losses          Value
                                         -------------  --------------  --------------  -------------
                                                              (In thousands)
DEBT AND EQUITY SECURITIES:
U. S. Treasury obligations and
  obligations of
  U.S. Government Agencies...........       $ 27,092          $   94          $   85       $ 27,101
State and municipal obligations......          1,429               2              37          1,394
Corporate notes and bonds............          5,526               9               7          5,528
Asset-backed securities..............         18,236               -             106         18,130
Marketable equity securities.........         19,682               -               -         19,682
                                       -------------  --------------  --------------  -------------
TOTAL DEBT AND EQUITY SECURITIES.....       $ 71,965          $  105          $  235       $ 71,835
                                       =============  ==============  ==============  =============
MORTGAGE-BACKED & RELATED SECURITIES:
Participation certificates:
  FHLMC..............................       $  4,193          $   14          $   28       $  4,179
  FNMA...............................         13,078              55               -         13,133
  GNMA...............................          3,790             309               -          4,099
  Private issue......................        234,416           1,192           2,046        233,562
REMICs:
  FHLMC..............................        149,216             534             230        149,520
  FNMA...............................         64,107             558              86         64,579
  GNMA...............................          4,697              23               -          4,720
  Private issue......................        145,838             841           1,536        145,143
CMO residual.........................             53               -               -             53
                                       -------------  --------------  --------------  -------------
TOTAL MORTGAGE-BACKED AND RELATED
   SECURITIES........................       $619,388          $3,526          $3,926       $618,988
                                       =============  ==============  ==============  =============

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued


                                                        SECURITIES HELD TO MATURITY
                                       -------------------------------------------------------------
                                                         Gross            Gross          Estimated
                                         Carrying      Unrealized       Unrealized        Market
                                          Value          Gains            Losses           Value
                                       ------------  --------------  ----------------  -------------
                                                              (In thousands)
DEBT AND EQUITY SECURITIES:
U. S. Treasury obligations and
  obligations of
  U.S. Government Agencies...........       $ 3,027            $ 56            $    -        $ 3,083
State and municipal obligations......         1,636              38                 -          1,674
                                       ------------  --------------  ----------------  -------------
TOTAL DEBT AND EQUITY SECURITIES.....       $ 4,663            $ 94            $    -        $ 4,757
                                       ============  ==============  ================  =============
MORTGAGE-BACKED & RELATED SECURITIES:
REMICs:
  FHLMC..............................       $ 2,234            $ 31            $    -        $ 2,265
  FNMA...............................         2,257              16                25          2,248
  Private issue......................        62,850               -             1,495         61,355
                                       ------------  --------------  ----------------  -------------
TOTAL MORTGAGE-BACKED AND RELATED
  SECURITIES.........................       $67,341            $ 47            $1,520        $65,868
                                       ============  ==============  ================  =============

     During the nine months ended June 30, 1997 and 1996, gross proceeds from the sale of securities available for sale totaled approximately $130.4 million and $191.6 million, respectively. The gross realized gains on such sales totaled approximately $1.1 million and $3.4 million for the nine months ended June 30, 1997 and 1996, respectively. The gross realized losses on such sales totaled approximately $37,000 and $91,000 for the nine months ended June 30, 1997 and 1996, respectively. During the three months ended June 30, 1997 and 1996, gross proceeds from the sale of securities available for sale totaled approximately $54.1 million and $66.3 million, respectively. The gross realized gains on such sales totaled approximately $414,000 and $66,000 for the three months ended June 30, 1997 and 1996, respectively. The gross realized losses on such sales totaled approximately $3,000 and $67,000 for the three months ended June 30, 1997 and 1996, respectively.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued



(5)  Loans

     Loans receivable are summarized as follows:


                                                           June 30,   September 30,
(In thousands)                                               1997          1996
----------------------------------------------------------------------------------
First mortgage - one- to four-family....................   $259,431       $270,614
First mortgage - residential construction...............     42,237         32,249
First mortgage - multi-family...........................    106,956        103,262
Commercial real estate..................................     73,212         46,391
Home equity.............................................    112,083         90,579
Commercial and agriculture..............................     54,830         25,177
Consumer secured by real estate.........................     66,898         66,346
Interim financing and consumer loans....................     29,843         21,890
Education...............................................     10,295         12,142
                                                          ---------  -------------
  Total gross loans.....................................    755,785        668,650
                                                          ---------  -------------
Less:
  Loans in process......................................     32,829         29,631
  Unearned insurance premiums...........................        521            647
  Deferred loan and guarantee fees......................      1,310            851
  Purchased loan discount...............................        998          1,023
  Allowance for loan losses.............................      5,778          5,217
                                                          ---------  -------------
  Total deductions......................................     41,436         37,369
                                                          ---------  -------------
Total loans receivable..................................    714,349        631,281
Less:  First mortgage loans held for sale...............     17,080         20,582
                                                          ---------  -------------
Loans receivable, net...................................   $697,269       $610,699
                                                          =========  =============

(6)  Allowance For Loan Losses

     Activity in the allowance for loan losses is summarized as follows:


                              Nine months ended         Three months ended
                                   June 30,                  June 30,
                           ------------------------  -------------------------
                              1997         1996         1997          1996
                           -----------  -----------  -----------  ------------
Beginning Balance............   $ 5,217       $4,076       $6,122        $4,204
Charge-offs:
  Real estate - mortgage.....       (15)           -          (15)            -
  Commercial real estate.....         -            -            -             -
  Commercial loans...........         -            -            -             -
  Home equity loans..........         -           (6)           -            (6)
  Consumer...................    (1,680)         (61)        (461)          (39)
                             ----------   ----------   ----------   -----------
                                 (1,695)         (67)        (476)          (45)
                             ----------   ----------   ----------   -----------
Recoveries:
  Real estate - mortgage...           -            -            -             -
  Commercial real estate...           -            -            -             -
  Commercial loans.........           -            -            -             -
  Home equity loans........           -           21            -            19
  Consumer.................          77            7            3             3
                             ----------   ----------   ----------   -----------
                                     77           28            3            22
                             ----------   ----------   ----------   -----------
Net charge-offs............      (1,618)         (39)        (473)          (23)
                             ----------   ----------   ----------   -----------
Acquired bank's allowance         1,678            -            -             -
Provision..................         501          222          129            78
                             ----------   ----------   ----------   -----------
Ending balance.............     $ 5,778       $4,259       $5,778        $4,259
                             ==========   ==========   ==========   ===========

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued



     (7) Earnings Per Share

     Earnings per share of common stock for the three-month and nine-month periods ended June 30, 1997, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Book value per share of common stock at June 30, 1997 and September 30, 1996 have been determined by dividing total shareholders' equity by the number of shares of common stock and common stock equivalents considered outstanding at the respective dates. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Common shares outstanding have been reduced by the ESOP shares that have not been committed to be released.

     The computation of earnings per common share is as follows:


                                              Nine months ended         Three months ended
                                                   June 30,                  June 30,
                                           ------------------------  ------------------------
                                              1997         1996         1997         1996
                                           -----------  -----------  -----------  -----------
Net income for the period................   $9,819,000  $10,895,000   $3,686,000   $2,544,000
                                           ===========  ===========  ===========  ===========
Common shares issued.....................    7,289,620    7,289,620    7,289,620    7,289,620
Net Treasury shares......................    1,917,871    1,368,429    1,941,588    1,549,497
Unallocated ESOP shares..................      326,321      368,274      314,472      356,317
                                           -----------  -----------  -----------  -----------
Weighted average common shares
  outstanding during the period............  5,045,428    5,552,917    5,033,560    5,383,806
Common stock equivalents based on the
  treasury stock method....................    302,367      289,985      305,829      289,476
                                           -----------  -----------  -----------  -----------
Total weighted average common shares and
  equivalents outstanding..................  5,347,795    5,842,902    5,339,389    5,673,282
                                           ===========  ===========  ===========  ===========
Earnings per share.......................   $     1.84  $      1.86   $     0.69   $     0.45

     The computation of book value per common share is as follows:


                                                                   June 30,         September 30,
                                                                     1997               1996
                                                              -----------------  -----------------
Common shares outstanding at the end
  of the period..............................................          4,993,505          5,127,092
Incremental shares relating to dilutive stock
  options outstanding at the end of the period...............            369,614            286,766
                                                              -----------------  -----------------
                                                                       5,363,119          5,413,858
                                                               =================  =================
Total shareholders' equity at the end of
  the period.................................................       $129,682,000       $125,179,000
Book value per common share..................................       $      24.18       $      23.12

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements, continued




(8)  Acquisitions

     In February 1997, the Company completed the acquisition of Kilbourn State Bank for $25.3 million in cash. Under the terms of the agreement, the Company acquired all of the outstanding shares of Kilbourn State Bank, with Kilbourn subsequently merging into Bank Wisconsin, the Company's commercial banking subsidiary. The acquisition was accounted for as a purchase. The related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The acquisition of Kilbourn State Bank added $93.0 million to assets, including additions of $62.6 million to net loans and $67.8 million to deposits.

     The excess of cost over the fair value of tangible assets acquired is accounted for as goodwill and will be amortized over varying periods of fifteen to twenty five years using the straight-line method. Goodwill of this acquisition, net of accumulated amortization, totaled $8.9 million at June 30, 1997.

(9)  Changes in Accounting Policy

     In February 1997, Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application of this statement is not permitted. The Company has determined that the impact of adoption will not have a material effect on the consolidated financial statements of the Company.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

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


FINANCIAL CONDITION

The Company's total assets increased $241.4 million or 17.2% to $1.646 billion at June 30, 1997 from $1.404 billion at September 30, 1996. Loans receivable, including loans held for sale, increased $83.1 million. Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, increased $98.1 million. Funding the increase in assets was an increase in deposits of $176.9 million. At June 30, 1997, the Company's statement of financial condition also includes the assets and liabilities of Kilbourn State Bank since the acquisition was consummated on February 28, 1997. The acquisition of Kilbourn State Bank added $93.0 million to total assets, including additions of $62.6 million to net loans and $67.8 million to deposits. The Company's ratio of shareholders' equity to total assets was 7.88% at June 30, 1997, compared to 8.92% at September 30, 1996. The Company's book value per share was $24.18 at June 30, 1997, compared to $23.12 at September 30, 1996.

Loans receivable, including mortgage loans held for sale, increased $83.1 million to $714.4 million at June 30, 1997 from $631.3 million at September 30, 1996, primarily due to $62.6 million of loans included in the Kilbourn acquisition. The Company currently sells substantially all fixed rate single family mortgage loans and retains adjustable-rate loans for its portfolio. Additionally, the Company has increased its emphasis on consumer and interim financing products, which are primarily retained in the Company's loan portfolio. The loan originations were funded primarily by the increase in deposits and are consistent with the Company's efforts to build earning assets. For the nine months ended June 30, 1997, the Company originated approximately $264.5 million in loans, as compared to $140.8 million for the same period in the prior year. Of the $264.5 million in loans originated, $17.4 million were in commercial loans, $106.3 million were in consumer and interim financing loans and $140.8 million were in first mortgage loans. However, loan repayments have partially offset the increases in loan originations.

Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, increased $98.1 million to $686.3 million at June 30, 1997 from $588.2 million at September 30, 1996. The

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued




increase was the result of the Company purchasing adjustable rate mortgage-backed securities and short- and medium-term REMIC securities. At June 30, 1997, private-issue mortgage-backed securities, CMO's and REMIC's totaled $441.6 million compared to $460.6 million at September 30, 1996. Private-issue MBS's represent a significant portion of the Company's portfolio ($233.6 million at June 30, 1997) due to the Company's view of the benefit of higher interest rates generally available on private issue MBS's versus the additional credit risk associated with such securities in comparison with agency MBS's. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of the lower level of interest rate risk and low credit risk in relation to the interest earned on such securities. However, repayments and sales of existing securities have partially offset the increases.

Deposits increased $176.9 million to $1.05 billion at June 30, 1997 from $877.7 million at September 30, 1996. The increase in deposits was primarily due to an increase of $67.8 million from the Kilbourn State Bank acquisition as well as increases of $67.6 million in money market demand account deposits and $46.3 million in certificates of deposit. However, slight decreases in other types of deposit products have partially offset the increases. The Company has continued to offer new deposit products in an effort to attract new deposits and maintain current relationships with customers. Significant new deposit products offered which have contributed to the increase include certificates of deposit and a money market demand account with an interest rate tied to a nationally recognized money market index. At June 30, 1997, the Company had approximately $130.7 million in brokered certificates of deposit compared with $138.6 million at September 30, 1996. The brokered deposits are generally of terms from three months to ten years in maturity with interest rates that approximate the Company's retail certificate rates. At June 30, 1997, $49.9 million of the brokered deposits having longer maturities are callable within one to two years. Although the Company has experienced growth in its deposit liabilities during the nine months ended June 30, 1997, there can be no assurance that this trend will continue in the future, nor can there be any assurance the Company will retain the deposits it now has.* The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings increased by $66.8 million to $441.8 million at June 30, 1997 from $375.0 million at September 30, 1996. The Company primarily uses borrowed funds to fund purchases of mortgage-backed and related securities. At June 30, 1997, the Company had a borrowing capacity available of $143.3 million from the FHLB; however, additional securities may have to be pledged as collateral.


At June 30, 1997, the Company had $113.0 million in interest rate swaps outstanding compared with $55.0 million at September 30, 1996. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed pay-floating receive swaps totaled $55.0 million at June 30, 1997 and were entered into to hedge interest rates on borrowings from the FHLB used to fund purchases of fixed rate securities.
Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. Fixed receive-floating pay swaps totaled $58.0 million at June 30, 1997 and were entered into to hedge interest rates on brokered deposits used to fund the purchase of floating rate securities. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the nine months ended June 30, 1997, the Company recorded a net reduction of interest expense of $314,000 as a result of the Company's interest rate swap agreements.

At June 30, 1997, the Company had $30.0 million in interest rate corridors outstanding compared with zero at September 30, 1996. The Company uses interest rate corridors to help protect its net interest margin in various interest rate environments. $20.0 million of the interest rate corridors pay the Company the range difference or a full 1.0% when the three-month Libor rate is in the corridor strike rates. There are no payments due to the

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued


Company when three-month Libor rates are outside of the corridor strike rates. $10.0 million of the interest rate corridors pay the Company the difference between the three-month Libor and the low limit of the corridor strike rate up to the full amount of the corridor strike rate. There are no payments due to the Company when three-month Libor rates are below the corridor strike rate. When rates are above the corridor strike rate, the corridor pays the Company the full corridor range of 1.0%.

RESULTS OF OPERATIONS

NET INCOME. Net income for the nine months ended June 30, 1997 was $9.8 million compared to $10.9 million for the nine months ended June 30, 1996. Net income for the three months ended June 30, 1997 was $3.7 million compared to $2.5 million for the three months ended June 30, 1996. The decrease for the nine month period was the result of a decrease in other operating income, which consisted primarily of a $2.2 million decrease in gains on the sale of mortgage-backed and related securities, coupled with a $4.5 million increase in general and administrative expenses, partially offset by a $2.1 million decrease in income tax expense. The increase for the three month period was the result of a $1.2 million increase in net interest income and a $1.9 million increase in other operating income, which consisted primarily of a $412,000 increase in gains on the sale of mortgage-backed and related securities, a $307,000 increase in gains on the sale of mortgage loans, as well as an increase of $552,000 in income from affordable housing, partially offset by a $1.9 million increase in general and administrative expenses.

The following table shows the return on average assets and return on average equity ratios for each period:


                            Nine months ended     Three months ended
                                 June 30,              June 30,
                           --------------------  --------------------
                             1997       1996       1997       1996
                           ---------  ---------  ---------  ---------
Return on average assets.    0.89%      1.16%      0.95%      0.79%

Return on average equity.   10.35%     10.73%     11.58%      7.83%

NET INTEREST INCOME. Net interest income before provision for loans losses increased $2.0 million or 7.6% and $1.2 million or 13.8% for the nine and three months ended June 30, 1997, respectively, compared to the same periods in the prior year. The net interest margin was 2.77% and 3.01% for the nine months ended June 30, 1997 and 1996, respectively, and 2.84% and 2.95% for the three months ended June 30, 1997 and 1996, respectively. The decline in the net interest margin in both periods is due to decreasing interest rate spreads that the Company has been experiencing in its asset and liability base and a changing asset mix which includes a higher level of non-interest earning assets. The Company increased its investment in affordable housing units to $44.5 million at June 30, 1997 compared with $31.0 million at June 30, 1996. This investment strategy provides returns primarily through income tax credits but is not an interest earning asset and thus has the effect of decreasing the Company's net interest margin.

Total interest income increased $10.9 million or 16.1% to $78.8 million for the nine months ended June 30, 1997, compared to $67.9 million for the nine months ended June 30, 1996, and increased $5.0 million or 21.7% to $28.3 million for the three months ended June 30, 1997, compared to $23.3 million for the three months ended June 30, 1996. The increase in interest income was primarily the result of increases in interest on loans and securities. The increase in interest on loans was due to an increase in the average balance of loans to $658.4 million from $539.5 million for the nine months ended June 30, 1997 and 1996, respectively, partially offset by decreases in the average yield on loans to 8.52% from 8.62% for the same period in the prior year. The increase in net interest income on

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued


loans for the three months ended June 30, 1997 compared with the three months ended June 30, 1996 was the result of an increase in the average balance of loans to $683.7 million from $559.7 million and an increase in the average yield on loans to 8.82% from 8.59% for the same period in the prior year. The decrease in the average yield for the nine months ended June 30, 1997 is primarily due to the Company now selling substantially all new originations of initially higher yielding long-term, fixed-rate single-family mortgage loans in the secondary market and retaining new originations of initially lower yielding adjustable-rate single family mortgage loans. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and home equity lending in addition to the Kilbourn State Bank acquisition. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $607.6 million from $550.5 million for the nine months ended June 30, 1997 and 1996, respectively, partially offset by decreases in the average yield on such securities to 6.95% from 7.05% for the same periods. The increase in net interest income on mortgage-backed and related securities for the three months ended June 30, 1997 compared with the three months ended
June 30, 1996 was primarily the result of an increase in the average balance of securities to $654.7 million from $581.1 million and an increase in the average yield on such securities to 7.01% from 6.92% for the same periods. The Company has been active during the past year repositioning its available for sale mortgage-backed and related securities portfolio by selling significant amounts of securities and replacing them with securities with more favorable maturity positions and characteristics which reflect the Company's overall asset/liability management strategies.

Total interest expense increased $8.9 million or 21.6% to $50.3 million for the nine months ended June 30, 1997, compared to $41.3 million for the nine months ended June 30, 1996. For the three months ended June 30, 1997, total interest expense increased $3.8 million, or 26.7%, to $18.1 million compared to $14.2 million for the three months ended June 30, 1996. The increase in interest expense was the result of increases in the average balances of deposits and advances and other borrowings as well as an increase in the cost of deposits. The average balances of deposits were $900.6 million and $953.8 million for the nine and three months ended June 30, 1997, respectively, as compared to $737.6 million and $783.6 million for the same periods in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products, the use of brokers to sell certificates of deposit and the Kilbourn State Bank acquisition. The average cost of deposits increased to 5.07% and 5.21% for the nine and three months ended June 30, 1997, respectively, from 4.96% and 4.93% for the same periods in the prior year. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The average balance of advances and other borrowings were $394.7 million and $417.6 million for the nine and three months ended June 30, 1997, respectively, as compared to $337.6 million and $343.6 million for the same periods in the prior year. The average cost of advances and other borrowings decreased to 5.45% from 5.51% for the nine months ended June 30, 1997 and 1996, respectively, and increased slightly to 5.43% from 5.42% for the three months ended June 30, 1997 and 1996, respectively.
The borrowings are primarily adjustable-rate FHLB advances which have repriced to reflect the slight decrease in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the nine- and three-month periods ended June 30, 1997 and 1996, respectively.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



                                                                            NINE MONTHS ENDED  JUNE 30,
                                                ----------------------------------------------------------------------------------
                                                                 1997                                            1996
                                                ----------------------------------------------------------------------------------
                                                                                AVERAGE                                   AVERAGE
                                                   AVERAGE                       YIELD/           AVERAGE                 YIELD/
                                                   BALANCE           INTEREST    COST             BALANCE      INTEREST    COST
                                                ----------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits......            $21,044     $   872    5.54 %         $   19,730      $   794    5.38 %
Trading account securities.....................              3,252         170    6.99                   55            3    7.29
Debt and equity securities.....................             70,628       3,226    6.11               52,016        2,346    6.02
Mortgage-backed and related securities.........            607,606      31,592    6.95              550,515       29,036    7.05
Loans:
  First mortgage...............................            418,640      25,648    8.19              348,096       21,315    8.18
  Home equity..................................             99,833       7,115    9.53               80,192        5,872    9.78
  Consumer.....................................            102,120       7,147    9.36               93,014        6,351    9.12
  Commercial and agricultural..................             37,838       2,035    7.19               18,168        1,258    9.25
                                                ------------------  ----------                 ------------   ----------
    Total loans................................            658,431      41,945    8.52              539,470       34,796    8.62
Federal Home Loan Bank stock...................             19,940       1,024    6.87               17,618          905    6.86
                                                ------------------  ----------                 ------------   ----------
    Total earning assets.......................          1,380,901      78,829    7.63            1,179,404       67,880    7.69
                                                                    ----------                                ----------
Valuation allowances...........................            (7,755)                                   (2,647)
Cash and due from banks........................             20,920                                   13,967
Other assets...................................             83,436                                   63,761
                                                ------------------                             ------------
    Total assets...............................         $1,477,502                               $1,254,485
                                                ==================                             ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts.................................            $47,791         602    1.68           $   41,767          462    1.48
  Money market demand accounts.................            206,925       7,337    4.74              139,600        4,842    4.63
  Passbook.....................................             84,699       1,857    2.93               85,266        1,814    2.84
  Certificates of deposit......................            561,219      24,353    5.80              470,918       20,269    5.75
                                                ------------------  ----------                 ------------   ----------
Total interest-bearing deposits................            900,634      34,149    5.07              737,551       27,387    4.96
Advances and other borrowings..................            394,703      16,084    5.45              337,552       13,922    5.51
Advances from borrowers for taxes
  and insurance................................              5,239          21    0.54                5,480           25    0.61
                                                ------------------  ----------                 ------------   ----------
    Total interest-bearing liabilities.........          1,300,576      50,254    5.16            1,080,583       41,334    5.11
Non interest-bearing deposits..................             38,845                                   26,373
Other liabilities..............................             11,278                                   11,882
Shareholders' equity...........................            126,803                                  135,647
                                                ------------------                             ------------
Total liabilities and shareholders' equity.....         $1,477,502                               $1,254,485
Net interest income............................                        $28,575                 ============     $26,546
                                                                    ==========                                ==========
Net yield on interest-earning assets...........                                   2.77                                      3.01
Interest rate spread...........................                                   2.47                                      2.58
Ratio of earning assets to interest-bearing
  liabilities..................................                                 106.18                                    109.15


                                                                                      THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------------------------------------------------------------
                                                                       1997                                      1996
                                                  ----------------------------------------------------------------------------------
                                                                             AVERAGE                                       AVERAGE
                                                       AVERAGE                YIELD/          AVERAGE                       YIELD/
                                                       BALANCE    INTEREST     COST           BALANCE           INTEREST     COST
                                                  -------------------------------------  -------------------------------------------
                                                                                 (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits......        $13,930      $   228    6.57 %        $   17,924             $230    5.16 %
Trading account securities.....................          2,696           47    6.99                   -                -       -
Debt and equity securities.....................         73,858        1,213    6.59              51,745              779    6.05
Mortgage-backed and related securities.........        654,676       11,444    7.01             581,065           10,001    6.92
Loans:
  First mortgage...............................        421,958        8,893    8.45             357,998            7,380    8.29
  Home equity..................................        108,449        2,665    9.86              80,266            1,908    9.56
  Consumer.....................................        105,476        2,718   10.34             102,114            2,218    8.74
  Commercial and agricultural..................         47,860          767    6.43              19,342              450    9.36
                                               ---------------  -----------                ------------   --------------
    Total loans................................        683,743       15,043    8.82             559,720           11,956    8.59
Federal Home Loan Bank stock...................         20,504          329    6.44              17,746              287    6.50
                                               ---------------  -----------                ------------   --------------
    Total earning assets.......................      1,449,407       28,304    7.83           1,228,200           23,253    7.61
                                                                -----------                               --------------
Valuation allowances...........................        (8,821)                                   (5,565)
Cash and due from banks........................         25,954                                   14,243
Other assets...................................         88,510                                   65,691
                                               ---------------                             ------------
    Total assets...............................     $1,555,050                               $1,302,569
                                               ===============                             ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts.................................        $52,291          237    1.82          $   42,665              147    1.39
  Money market demand accounts.................        227,541        2,802    4.94             155,420            1,747    4.52
  Passbook.....................................         93,591          722    3.09              83,078              587    2.84
  Certificates of deposit......................        580,415        8,639    5.97             502,446            7,129    5.71
                                               ---------------  -----------                ------------   --------------
Total interest-bearing deposits................        953,838       12,400    5.21             783,609            9,610    4.93
Advances and other borrowings..................        417,601        5,651    5.43             343,638            4,630    5.42
Advances from borrowers for taxes
  and insurance................................          5,109            7    0.55               5,674                8    0.57
                                               ---------------  -----------                ------------   --------------
    Total interest-bearing liabilities.........      1,376,548       18,058    5.26           1,132,921           14,248    5.05
Non interest-bearing deposits..................         45,385                                   27,865
Other liabilities..............................          5,492                                   11,100
Shareholders' equity...........................        127,625                                  130,683
                                               ---------------                             ------------
Total liabilities and shareholders' equity.....     $1,555,050                               $1,302,569
                                               ===============                             =============
Net interest income............................                     $10,246                                       $9,005
                                                                ===========                                 ============
Net yield on interest-earning assets...........                                2.84                                         2.95
Interest rate spread...........................                                2.57                                         2.56
Ratio of earning assets to interest-bearing
  liabilities..................................                              105.29                                       108.41


                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                               Nine months ended             Three months ended
                                                    June 30,                      June 30,
                                         ------------------------------  --------------------------
                                              1997            1996           1997          1996
                                         --------------  --------------  ------------  ------------
                                                           (Dollars in thousands)
Beginning balance......................         $5,217          $4,076        $6,122        $4,204
Provision for loan losses..............            501             222           129            78
Recoveries.............................             77              28             3            22
Charge-offs............................         (1,695)            (67)         (476)          (45)
Acquired bank's allowance..............          1,678               -             -             -
                                         -------------   -------------   -----------   -----------
Ending balance.........................         $5,778          $4,259        $5,778        $4,259
                                         =============   =============   ===========   ===========
Ratio of allowance for loan losses to
   gross loans receivable at the end
   of the period.......................           0.76%           0.70%         0.76%         0.70%
Ratio of allowance for loan losses to
   total non-performing loans at the
   end of the period...................         236.32%         120.62%       236.32%       120.62%
Ratio of net charge-offs to average
   gross loans (annualized)............           0.33%           0.01%         0.20%         0.02%

Management believes that the allowance for loan losses is adequate to provide for potential losses as of June 30, 1997, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. The increase in the provision for loan losses in the current quarter reflects the continued growth in the Company's loan portfolio and also reflects the increasing amount of higher yielding, higher risk loans in the Company's loan portfolio. Repossessed autos sold during the nine and three months ended June 30, 1997 resulted in charge-offs of $1.5 million and $432,000, respectively. It is anticipated that as more loans default and repossessed autos are sold, additional charge-offs will be incurred (See "Asset Quality").* The Company believes that the allowance for loan losses is adequate to provide for potential anticipated losses based upon current known conditions.

OTHER OPERATING INCOME. Other operating income decreased by $404,000 and increased by $1.9 million for the nine and three months ended June 30, 1997, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:


                                               Nine months ended             Three months ended
                                                    June 30,                      June 30,
                                         ------------------------------  --------------------------
                                              1997            1996           1997          1996
                                         --------------  --------------  ------------  ------------
                                                           (Dollars in thousands)
Other operating income.................          $8,496          $8,900        $3,189        $1,272

Percent of average assets (annualized).           0.77%           0.95%         0.82%         0.39%

Other operating income decreased to $8.5 million for the nine months ended June 30, 1997 compared to $8.9 million for the same period in the prior year. The decrease was due primarily to decreases in gains on investments and mortgage-backed and related securities, partially offset by an increase in gains on trading account activity and income from the Company's affordable housing subsidiary. Gains on investments and mortgage-backed and related

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued


securities decreased to $1.0 million from $3.3 million for the nine months ended June 30, 1997 and 1996, respectively. The gains recognized for the nine months ended June 30, 1996 were primarily due to declining interest rates and the Company's repositioning of its existing leverage portfolio. The Company sold securities from the leverage portfolio and replaced them with similar securities with more favorable interest rate and maturity characteristics. However, the Company does not consider gains on the sales of securities as a predictable source of earnings as such sales are based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income, interest rate risk or credit risk than the security sold. Gain/(loss) on foreclosed properties decreased to a loss of $1,000 from a gain of $867,000 for the nine months ended June 30, 1997 and 1996, respectively. For the nine months ended June 30, 1996, the gain was the result of the sale of one foreclosed property which had a carrying value of $5.8 million. The gain on sale of this property was $684,000. Gains from the trading account increased to $607,000 from $109,000 for the nine months ended June 30, 1997 and 1996, respectively. The increase in trading gains was the result of the sale of mortgage-backed securities which the Company had exchanged for its own mortgage loans ("loan swaps"). This method of selling the Company's salable mortgage production is required, under accounting rules, to be accounted for as a "trading" activity, and as such, the resulting realized and unrealized gains or losses are classified as trading income. The level of trading gains may fluctuate due to the volume of originations of single-family mortgage loans which in turn can fluctuate due to changes in interest rates. Sales of loans for cash as opposed to loan swaps are recorded as sales of mortgage loans in the income statement. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $2.4 million from $1.3 million for the nine months ended June 30, 1997 and 1996, respectively. The Company currently has twenty properties fully in operation compared to twelve in the prior year.

Other operating income increased to $3.2 million for the three months ended June 30, 1997 compared to $1.3 million for the three months ended June 30, 1996. The increase was due primarily to increases in gains on investments and mortgage-backed and related securities, increases in gains on sales of mortgage loans and income from the Company's affordable housing subsidiary. Gains on investments and mortgage-backed and related securities increased to a gain of $411,000 from a loss of $1,000 for the three months ended June 30, 1997 and 1996, respectively. The increase in gains is due to an increased level of activity. As stated in the previous paragraph, gains are subject to a number of factors and are not a consistent source of earnings. Gains on the sale of mortgage loans increased to $464,000 from $157,000 for the three months ended June 30, 1997 and 1996, respectively. The Company's volume of mortgage loan sales was $27.1 million for the three months ended June 30, 1997 compared to $19.4 million for the three months ended June 30, 1996. The increase in gains is also attributable to an increase in the amount of securitizations during the quarter ended June 30, 1997. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $964,000 from $412,000 for the three months ended June 30, 1997 and 1996, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $4.5 million or 22.6% and $1.9 million or 26.8% for the nine and three months ended June 30, 1997, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                              Nine months ended            Three months ended
                                                   June 30,                     June 30,
                                         ----------------------------  --------------------------
                                             1997           1996           1997          1996
                                         -------------  -------------  ------------  ------------
                                                          (Dollars in thousands)
General and administrative expenses.......     $24,589        $20,061        $8,840        $6,972

Percent of average assets (annualized)....       2.23%          2.14%         2.28%         2.15%

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued




The increases were due primarily to increased levels of compensation and other costs associated with the Kilbourn State Bank acquisition, the opening of four new branches and a centralized call center, and other increased activity connected with the Company's higher level of earning assets. In addition, the affordable housing subsidiary showed increases in operating expenses of $1.3 million and $581,000 for the nine and three months ended June 30, 1997, as compared to the same periods in the prior year, primarily as a result of the Company currently having twenty properties fully in operation compared to twelve in the prior year.

INCOME TAX EXPENSE. Income tax expense decreased to $2.2 million from $4.3 million for the nine months ended June 30, 1997 and 1996, respectively. Income tax expense increased to $780,000 from $683,000 for the three months ended June 30, 1997 and 1996, respectively. The effective tax rate for the nine and three months ended June 30, 1997 was 18.05% and 17.47%, respectively compared with 28.15% and 21.17% for the nine and three months ended June 30, 1996. The decrease in effective rates reflects the effect of the tax credits earned by the Company's affordable housing subsidiary. Income tax credits increased to $2.1 million and $730,000 for the nine and three months ended June 30, 1997, compared to $1.2 million and $426,000 for the same periods in the prior year.


ASSET QUALITY

Total non-performing assets were $2.6 million or 0.16% of total assets at June 30, 1997, compared to $4.0 million or 0.28% of total assets at September 30, 1996. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets as of June 30, 1997 included $1.8 million of purchased auto loans which are past due or in default. These auto loans were purchased in 1995 and 1996 under a warehouse financing arrangement the Company had with the originator of the sub-prime automobile loans. The intent of the financing was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans and sell to institutional investors. At that time, the loans would be sold back to the originator. The loans were serviced by an independent third party servicer and the loans had various levels of insurance and in addition were guaranteed as to principal and interest payments by the originator of the loans. The maximum amount that the Company had outstanding at any point in time was a balance of $14.6 million during February, 1996. The Company has not funded any loans since that time and as of June 30, 1997, the balance of the sub-prime auto loans was $1.8 million compared to $7.7 million at September 30, 1996. The decrease in the loan balance since September 30, 1996 is due to cash payments received of $4.4 million and charge-offs of $1.5 million. Of the $4.4 million of cash payments received, $2.7 million were loans which were sold back to the originator for face value plus a gain of $50,000 which was treated as a recovery. Actions have been taken to repossess the collateral on the delinquent loans and to enforce the guarantee of the originator of these loans. During the quarter ended June 30, 1997, the Company entered into an agreement with the originator under which the originator has agreed to pay the Company $1.5 million over a twelve month period beginning May 31, 1997, in exchange for forgiveness of all claims the Company may have against the originator. The money received from the originator will first be used to reduce the balance of outstanding purchased auto loans, and if there is any excess, the amount received will then be recorded as recoveries to the allowance for loan losses. Repossessed autos sold during the nine and three months ended June 30, 1997 resulted in charge-offs of $1.5 million and $432,000. It is anticipated that as more loans default and the repossessed autos are sold, additional charge-offs will be incurred.*

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued




Non-performing assets are summarized as follows:


                                           June 30,     September 30,
                                             1997            1996
                                        --------------  --------------
                                            (Dollars in thousands)
Non-performing loans..................         $2,445          $3,890
Foreclosed properties.................            188              80
                                        -------------   -------------
Non-performing assets.................         $2,633          $3,970
                                        =============   =============
Non-performing loans to gross loans...           0.32%           0.58%

Non-performing assets to gross assets.           0.16%           0.28%

There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

Impaired loans totaled $1.8 million at June 30, 1997 compared to $3.6 million
at September 30, 1996.    These loans had associated impairment reserves of
$1.1 million at June 30, 1997 and September 30, 1996, respectively. The average balance of impaired loans was $3.1 million and $1.4 million at June 30, 1997 and September 30, 1996, respectively. No interest income was recorded in either reporting period.


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

At June 30, 1997, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 10.68% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of June 30, 1997 was a negative 5.17% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income.* Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued



The following table  summarizes the Company's gap position as of June 30, 1997.


                                                                                          More than          More than
                                                               Within      Four to         One Year            Three
                                                               Three        Twelve         to Three          Years to
                                                               Months       Months          Years           Five Years
                                                        ---------------------------------------------------------------
                                                                            (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
  Fixed...............................................     $  21,520      $  33,036        $ 52,931         $ 21,174
  Variable............................................        76,009         48,167         110,668           46,440
Consumer loans (2)....................................       115,094         39,865          22,474           16,908
Mortgage-backed and related securities................         1,311          3,935          25,708           19,663
Assets available for sale:
  Mortgage loans......................................        17,080              -               -                -
  Fixed rate mortgage related.........................         8,264         22,630          31,905           23,328
  Variable rate mortgage related......................       349,550        168,980               -                -
  Other...............................................        34,010         15,297          21,725              372
Trading account securities............................             -              -               -                -
Investment securities and other assets................        45,005          2,002           1,025                -
                                                        ------------    -----------    ------------    -------------
  Total...............................................     $ 667,843      $ 333,912        $266,436         $127,885
                                                        ============    ===========    ============    =============
INTEREST-BEARING LIABILITIES:
Deposits: (3)
  NOW accounts........................................     $   4,956      $  14,867        $ 20,355         $  8,079
  Passbook savings accounts...........................         4,250         12,783          25,872           17,823
  Money market deposit accounts.......................        56,679        170,040          11,088            2,772
  Certificates of deposit.............................       284,557        196,061          58,351           72,037
Borrowings............................................       430,369              -           5,012               44
Impact of interest rate swap (4)......................         3,000              -          55,000          (23,000)
                                                        ------------    -----------    ------------    -------------
  Total...............................................     $ 783,811      $ 393,751        $175,678         $ 77,755
                                                        ============    ===========    ============    =============


Excess (deficiency) of interest-earning
assets over interest-bearing liabilities..............     $(115,968)     $ (59,839)      $  90,758         $ 50,130
                                                        ============    ===========    ============    =============

Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities...................................      (115,968)      (175,807)        (85,049)         (34,919)
                                                        ============    ===========    ============    =============
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
assets................................................         (7.05%)       (10.68%)         (5.17%)          (2.12%)
                                                        ============    ===========    ============    =============


                                                            Over Five
                                                              Years              Total
                                                       ---------------------------------------
                                                               (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
  Fixed...............................................       $ 68,321             $  196,982
  Variable............................................          8,475                289,759
Consumer loans (2)....................................         16,187                210,528
Mortgage-backed and related securities................         16,724                 67,341
Assets available for sale:
  Mortgage loans......................................              -                 17,080
  Fixed rate mortgage related.........................         14,331                100,458
  Variable rate mortgage related......................              -                518,530
  Other...............................................            431                 71,835
Trading account securities............................              -                      -
Investment securities and other assets................          1,636                 49,668
                                                        -------------   --------------------
  Total...............................................       $126,105             $1,522,181
                                                        =============   ====================
INTEREST-BEARING LIABILITIES:
Deposits: (3)
  NOW accounts........................................       $  5,317   $             53,574
  Passbook savings accounts...........................         39,467                100,195
  Money market deposit accounts.......................            924                241,503
  Certificates of deposit.............................              -                611,006
Borrowings............................................              -                435,425
Impact of interest rate swap (4)......................        (35,000)                     -
                                                        -------------   --------------------
  Total...............................................       $ 10,708   $          1,441,703
                                                        =============   ====================
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities..............       $115,397   $             80,478
                                                        =============   ====================

Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities...................................         80,478
                                                        =============
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
assets................................................           4.89%
                                                        =============

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $41.4 million at June 30, 1997.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $307.5 million or 18.7% of total assets.

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

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $45.0 million and $22.5 million as of June 30, 1997 and September 30, 1996, respectively.

The Company's primary sources of funds are deposits, including brokered certificates, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At June 30, 1997, the Company had a borrowing capacity available of $143.3 million from the FHLB; however, additional securities may have to be pledged as collateral.

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

The following table summarizes Bank Wisconsin's capital ratios at the dates indicated:


                                       June 30, 1997     September 30, 1996
                                      ----------------  --------------------
                                          Capital             Capital
                                      ----------------  --------------------
      Capital Standard                Amount   Percent   Amount     Percent
-----------------------------         -------  -------  ---------  ---------
                                            (Dollars in thousands)
Tier 1 capital/average assets          24,867   11.77%      8,789      9.12%
Tier 1 capital/risk-based              24,867   16.43%      8,789     12.38%
Total capital/risk-based               26,765   17.68%      9,478     13.35%

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued



The changes in the capital amounts from September 30, 1996 to June 30, 1997 are primarily due to the aforementioned Kilbourn State Bank acquisition.

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

The following table summarizes the Bank's capital ratios at the dates indicated:


                            June 30, 1997     September 30, 1996
                           ----------------  --------------------
                               Capital             Capital
                           ----------------  --------------------
 Capital Standard          Amount   Percent   Amount     Percent
------------------         -------  -------  ---------  ---------
                               (Dollars in thousands)
Tangible capital            92,953    6.53%     89,092      6.86%
Core capital                92,953    6.53%     89,092      6.86%
Risk-based capital          95,619   11.61%     92,764     13.12%

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION


        On July 25, 1997, the Company announced the declaration of a dividend of $0.12 per share on the Company's common stock for the quarter ended June 30, 1997. The dividend is payable on August 22, 1997 to shareholders of record as of August 11, 1997. This will be the eighth cash dividend payment since the Company became a publicly-held company in June 1993.

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


     ST. FRANCIS CAPITAL CORPORATION


Dated:  August 12, 1997           By:   /s/ Thomas R. Perz
        ------------------------     -----------------------------------------
                                       Thomas R. Perz
                                       President and Chief Executive Officer




Dated:  August 12, 1997           By:   /s/ Jon D. Sorenson
        ------------------------     -----------------------------------------
                                        Jon D. Sorenson
                                        Chief Financial Officer

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ST. FRANCIS CAPITAL CORPORATION




Dated:                            By:
        ------------------------     -----------------------------------------
                                       Thomas R. Perz
                                       President and Chief Executive Officer




Dated:                            By:
        ------------------------     -----------------------------------------
                                        Jon D. Sorenson
                                        Chief Financial Officer