Form 10-Q/A
period 1997-06-30
ST FRANCIS CAPITAL CORP
filed 1997-12-16
CIK 897941

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 30, 1997

                       Commission File Number 0-21298

                       ST. FRANCIS CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)



         WISCONSIN                                             39-1747461
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


13400 BISHOPS LANE, SUITE 350
BROOKFIELD, WISCONSIN                                         53005-6203
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                               (414) 744-8600
                       -------------------------------
                       (Registrant's telephone number)


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

                                  CONTENTS
                                  --------

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  Financial Statements:

         Consolidated Statements of Financial Condition .................  3

         Consolidated Statements of Income ..............................  4

         Consolidated Statements of Shareholders' Equity ................  5

         Consolidated Statements of Cash Flows ..........................  6

         Notes to Consolidated Financial Statements .....................  8


ITEM 2.  Management's Discussion and Analysis ...........................  16

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .....  N/A

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings ..............................................  28

ITEM 2.  Changes In Securities ..........................................  28

ITEM 3.  Defaults Upon Senior Securities ................................  28

ITEM 4.  Submission of Matters to a Vote of Security Holders ............  28

ITEM 5.  Other Information ..............................................  28

ITEM 6.  Exhibits and Reports on Form 8-K ...............................  28


SIGNATURES ..............................................................  29
----------

              ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Financial Condition

-------------------------------------------------------------------------------

                                                     June 30,     September 30,
                                                       1997           1996
                                                    ----------    -------------
                                                           (In thousands)
ASSETS
Cash and due from banks...........................  $   33,105     $   17,604
Federal funds sold and overnight deposits.........      11,900          4,855
                                                    ----------     ----------
Cash and cash equivalents.........................      45,005         22,459
                                                    ----------     ----------
Trading account securities, at market.............           -              -
Assets available for sale, at market:
  Debt and equity securities......................      71,835         60,001
  Mortgage-backed and related securities..........     617,925        519,766
Mortgage loans held for sale, at lower of
  cost or market..................................      17,080         20,582
Securities held to maturity:
  Debt and equity securities (market values of
  $4,757 and $6,331, respectively)................       4,663          6,215
Mortgage-backed and related securities (market
  values of $65,868 and $65,316, respectively)....      67,341         68,392
Loans receivable, net.............................     697,269        610,699
Federal Home Loan Bank stock, at cost.............      21,643         19,063
Accrued interest receivable.......................       8,919          8,067
Foreclosed properties.............................         188             80
Real estate held for investment...................      44,524         36,865
Premises and equipment, net.......................      23,368         16,432
Other assets......................................      25,211         15,495
                                                    ----------     ----------
Total assets......................................  $1,644,971     $1,404,116
                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits..........................................  $1,054,604     $  877,684
Short term borrowings.............................      94,880         18,509
Long term borrowings..............................     346,917        356,525
Advances from borrowers for taxes and insurance...       6,514         11,092
Accrued interest payable and other liabilities....      12,942         15,127
                                                    ----------     ----------
Total liabilities.................................   1,515,857      1,278,937
                                                    ----------     ----------

Commitments and contingencies.....................           -              -

Shareholders' equity:
Preferred stock $.01 par value: Authorized,
  6,000,000 shares;
  None issued.....................................           -              -
Common stock $.01 par value: Authorized
  12,000,000 shares;
  Issued, 7,289,620 shares;
  Outstanding, 5,307,977 and 5,475,509 shares,
  respectively....................................          73             73
Additional paid-in-capital........................      73,342         72,243
Unrealized loss on securities available for sale,
  net of tax......................................         366         (1,765)
Unearned ESOP compensation........................      (3,195)        (3,488)
Treasury stock at cost (1,981,643 and 1,814,111
  shares, respectively)...........................     (41,020)       (35,529)
Retained earnings, substantially restricted.......      99,548         93,645
                                                    ----------     ----------
Total shareholders' equity........................     129,682        125,179
                                                    ----------     ----------
Total liabilities and shareholders' equity........  $1,644,971     $1,404,116
                                                    ==========     ==========



         See accompanying Notes to Consolidated Financial Statements

              ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income

-------------------------------------------------------------------------------

                                                                  Nine Months Ended           Three Months Ended
                                                                       June 30,                    June 30,
                                                                ---------------------        ---------------------
                                                                  1997         1996            1997          1996
                                                                -------       -------        -------       -------
                                                                       (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
  Loans...................................................      $41,945       $34,796        $15,043       $11,956
  Mortgage-backed and related securities..................       31,592        29,036         11,444        10,001
  Debt and equity securities..............................        3,226         2,346          1,213           779
  Federal funds sold and overnight deposits...............          872           794            228           230
  Federal Home Loan Bank stock............................        1,024           905            329           287
  Trading account securities..............................          170             3             47             -
                                                                -------       -------        -------       -------
Total interest and dividend income........................       78,829        67,880         28,304        23,253
                                                                -------       -------        -------       -------
INTEREST EXPENSE:
  Deposits................................................       34,149        27,387         12,400         9,610
  Advances and other borrowings...........................       16,105        13,947          5,658         4,638
                                                                -------       -------        -------       -------
Total interest expense....................................       50,254        41,334         18,058        14,248
                                                                -------       -------        -------       -------
Net interest income before provision for loan losses......       28,575        26,546         10,246         9,005
Provision for loan losses.................................          501           222            129            78
                                                                -------       -------        -------       -------
Net interest income.......................................       28,074        26,324         10,117         8,927
                                                                -------       -------        -------       -------
OTHER OPERATING INCOME (EXPENSE), NET:
  Loan servicing and loan related fees....................        1,421           936            452           313
  Depository fees and service charges.....................        1,397         1,041            551           356
  Trading securities gains and commitment fees, net.......          607           109            100             -
  Impairment loss on mortgage-backed securities                  (2,050)            -         (2,050)            -
  Gain on debt and equity and mortgage-backed
    and related securities, net.                                  1,038         3,276            411            (1)
  Gain on sales of mortgage loans held for sale, net......          834           815            464           157
  Insurance and annuity commissions.......................          299           205             81            40
  Gain (loss) on foreclosed properties....................           (1)          867              6            (5)
  Income from affordable housing..........................        2,454         1,331            964           412
  Other income............................................          447           320            160             -
                                                                -------       -------        -------       -------
Total other operating income, net.........................        6,446         8,900          1,139         1,272
                                                                -------       -------        -------       -------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits......................       11,324         9,843          4,005         3,490
  Office building, including depreciation.................        1,876         1,513            695           508
  Furniture and equipment, including depreciation.........        1,704         1,329            599           476
  Federal deposit insurance premiums......................          601         1,063            138           374
  Real estate held for investment.........................        2,870         1,538          1,039           458
  Other general and administrative expenses...............        6,214         4,775          2,364         1,666
                                                                -------       -------        -------       -------
Total general and administrative expenses.................       24,589        20,061          8,840         6,972
                                                                -------       -------        -------       -------
Income before income tax expense..........................        9,931        15,163          2,416         3,227
Income tax expense........................................        1,322         4,268            (60)          683
                                                                -------       -------        -------       -------
Net income................................................      $ 8,609       $10,895        $ 2,476       $ 2,544
                                                                =======       =======        =======       =======
Earnings per share........................................      $  1.61       $  1.86        $  0.46       $  0.45
                                                                =======       =======        =======       =======




         See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Changes in Shareholders' Equity

-------------------------------------------------------------------------------

                                                                              Unrealized
                                           Shares of                           Losses on
                                            Common              Additional    Securities       Unearned
                                             Stock     Common     Paid-In     Available          ESOP
                                          Outstanding   Stock     Capital      For Sale      Compensation
                                          ---------------------------------------------------------------
                                             (In thousands, except shares of common stock outstanding)
Nine months ended June 30, 1996
-------------------------------
Balance at September 30, 1995..........    6,078,799    $  73     $71,819     $  2,332         $ (3,996)
Net income.............................            -        -           -            -                -
Cash dividend - $0.30 per share........            -        -           -            -                -
Purchase of treasury stock.............     (419,890)       -           -            -                -
Exercise of stock options..............            -        -           -            -                -
Amortization of unearned compensation..            -        -         323            -              480
Unrealized loss on securities available
  for sale, net of tax.................            -        -           -       (4,279)               -
                                           ---------    -----     -------     --------         --------
Balance at June 30, 1996...............    5,658,909    $  73     $72,142     $ (1,947)        $ (3,516)
                                           =========    =====     =======     ========         ========
Nine months ended June 30, 1997
-------------------------------
Balance at September 30, 1996..........    5,475,509    $  73     $72,243     $ (1,765)        $ (3,488)
Net income.............................            -        -           -            -                -
Cash dividend - $0.36 per share........            -        -           -            -                -
Purchase of treasury stock.............     (255,622)       -           -            -                -
Exercise of stock options..............       88,090        -         380            -                -
Amortization of unearned compensation..            -        -         719            -              293
Unrealized gain on securities available
  for sale, net of tax.................            -        -           -        2,131                -
                                           ---------    -----     -------     --------         --------
Balance at June 30, 1997...............    5,307,977    $  73     $73,342     $    366         $ (3,195)
                                           =========    =====     =======     ========         ========


                                            Unearned
                                           Restricted      Treasury       Retained
                                              Stock          Stock        Earnings        Total
                                           ---------------------------------------------------------
                                           (In thousands, except shares of common stock outstanding)
Nine months ended June 30, 1996
-------------------------------
Balance at September 30, 1995..........      $ (701)       $(20,142)       $85,843       $135,228
Net income.............................           -               -         10,895         10,895
Cash dividend - $0.30 per share........           -               -         (1,671)        (1,671)
Purchase of treasury stock.............           -         (10,603)             -        (10,603)
Exercise of stock options..............           -               -           (418)          (418)
Amortization of unearned compensation..         701               -              -          1,504
Unrealized loss on securities available
  for sale, net of tax.................           -               -              -         (4,279)
                                             ------        --------        -------       --------
Balance at June 30, 1996...............      $    -        $(30,745)       $94,649       $130,656
                                             ======        ========        =======       ========
Nine months ended June 30, 1997
-------------------------------
Balance at September 30, 1996..........      $    -        $(35,529)       $93,645       $125,179
Net income.............................           -               -          8,609          8,609
Cash dividend - $0.36 per share........           -               -         (1,809)        (1,809)
Purchase of treasury stock.............           -          (7,270)             -         (7,270)
Exercise of stock options..............           -           1,779           (897)         1,262
Amortization of unearned compensation..           -               -              -          1,012
Unrealized gain on securities available
  for sale, net of tax.................           -               -              -          2,131
                                             ------        --------        -------       --------
Balance at June 30, 1997...............      $    -        $(41,020)       $99,548       $129,114
                                             ======        ========        =======       ========



         See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow
-------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                                  June 30,
                                                           --------------------
                                                              1997       1996
                                                           ---------  ---------
                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...............................................  $   8,609  $  10,895
Adjustments to reconcile net income to net cash used in
operating activities:
  Provision for loan losses..............................        501        222
  Depreciation, accretion and amortization...............      2,308      1,693
  Deferred income taxes..................................      1,062       (738)
  Gain on debt and equity, mortgage-backed and related
    securities and trading account securities, net.......     (1,645)    (3,385)
  Gains on the sales of mortgage loans held for sale, net       (834)      (815)
  Stock-based compensation expense.......................      1,012      1,504
  Impairment loss on mortgage-backed securities                2,050
  (Increase) decrease in loans held for sale.............     (3,502)     4,517
  Decrease in trading account securities, net............          -      3,000
  Other, net.............................................      8,746      1,827
                                                           ---------  ---------
Total adjustments........................................      9,698      7,825
                                                           ---------  ---------
Net cash provided by operating activities................     18,307     18,720
                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of debt and equity
    securities...........................................      2,011     25,520
  Purchases of debt and equity securities................       (459)   (18,535)
  Purchases of mortgage-backed and related securities....          -     (1,000)
  Principal repayments on mortgage-backed and related
    securities...........................................      1,051      5,464
  Purchases of mortgage-backed securities available
    for sale.............................................   (262,720)  (284,991)
  Proceeds from sales of mortgage-backed securities
    available for sale...................................    105,549    159,929
  Principal repayments on mortgage-backed securities
    available for sale...................................     57,949     45,543
  Purchase of debt and equity securities available
    for sale.............................................    (42,199)   (52,794)
  Proceeds from maturities of debt and equity
    securities available for sale........................          -      9,528
  Proceeds from sales of debt and equity securities
    available for sale...................................     24,899     31,680
  Principal repayments on debt and equity securities
    available for sale...................................     13,112          -
  Net cash used for acquisitions.........................     (7,118)         -
  Purchases of Federal Home Loan Bank stock..............     (2,580)    (1,034)
  Redemption of Federal Home Loan Bank stock.............          -        436
  Purchase of loans......................................    (13,687)   (36,585)
  (Increase) decrease in loans, net of loans held
    for sale.............................................    (10,324)   (26,222)
  Increase in real estate held for investment............     (7,659)    (6,740)
  Proceeds from sale of foreclosed properties............          -      6,767
  Purchases of premises and equipment, net...............     (8,578)    (6,143)
                                                           ---------  ---------
Net cash used in investing activities....................   (150,753)  (149,177)
                                                           ---------  ---------


         See accompanying Notes to Consolidated Financial Statements

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flow, cont.
-------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                                  June 30,
                                                           --------------------
                                                              1997       1996
                                                           ---------  ---------
                                                               (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits...............................    109,118    138,547
  Proceeds from advances and other borrowings............    143,720     36,001
  Repayments on advances and other borrowings............    (85,451)   (25,807)
  Decrease in advances from borrowers for taxes
    and insurance........................................     (4,578)    (3,577)
  Dividends paid.........................................     (1,809)    (1,671)
  Stock option transactions..............................      1,262       (418)
  Purchase of treasury stock.............................     (7,270)   (10,603)
                                                           ---------  ---------
Net cash provided by financing activities................    154,992    132,472
                                                           ---------  ---------
Increase in cash and cash equivalents....................     22,546      2,015

Cash and cash equivalents:
    Beginning of period..................................     22,459     20,780
                                                           ---------  ---------
    End of period........................................  $  45,005  $  22,795
                                                           =========  =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.............................................  $  50,706  $  42,945
    Income taxes.........................................        127      4,473

Supplemental schedule of noncash investing and financing activities:

  The following summarizes significant noncash investing and financing activities:

    Mortgage loans secured as mortgage-backed
      securities.........................................  $  44,945          -
    Reclassification of assets held to maturity to
      assets available for sale..........................          -  $ 117,300
    Transfer of mortgage loans to mortgage loans held
      for sale...........................................     28,433     10,757
    Acquisitions:
      Assets acquired....................................     93,044          -

      Cash paid for purchase of stock....................  $ (25,283)         -
      Cash acquired......................................     18,165          -
                                                           ---------  ---------
      Net cash used for acquisitions.....................  $  (7,118)         -
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

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


The contractual or notional amounts of off-balance sheet financial instruments are as follows:

                                              Contractual or Notional Amount(s)
                                                  June 30,       September 30,
                                                    1997             1996
                                                 --------          --------
                                                        (In thousands)
  Commitments to extend credit:
    Fixed-rate loans...........................  $ 14,728          $ 18,487
    Variable-rate loans........................    19,886            18,722
  Guarantees under IRB issue...................    11,220             4,200
  Interest rate swap agreements (notional
    amount)....................................   113,000            55,000
  Interest rate corridors (notional amount)....    30,000                 -
  Commitments to:
    Purchase mortgage-backed securities........     4,000            12,800
    Sell mortgage-backed securities............     4,880             1,100
  Unused and open-ended lines of credit:
    Consumer...................................   119,951           107,052
    Commercial.................................    50,303            14,935
  Open option contracts written:
    Short-put options..........................     4,000             4,000
    Short-call options.........................     7,000             4,000
  Commitments to fund equity investments.......     4,670            13,796


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

Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The fixed pay-floating receive agreements were entered into as hedges of the interest rates on the Federal Home Loan Bank (the "FHLB") advances. The fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate brokered certificates. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The agreements at June 30, 1997 consist of the following:

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements, continued


 Notional
  Amount                                      Maturity    Fixed   Variable
  (000s)                  Type                  Date      Rate      Rate
--------------------------------------------------------------------------
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

(4)  Securities

The Company's securities available for sale and held to maturity at June 30, 1997 were as follows:

                                                    SECURITIES AVAILABLE FOR SALE
                                         --------------------------------------------------
                                                       Gross         Gross        Estimated
                                         Carrying    Unrealized    Unrealized      Market
                                           Value       Gains         Losses         Value
                                         --------    ----------    ----------     ---------
                                                           (In thousands)
DEBT AND EQUITY SECURITIES:
U.S. Treasury obligations and
  obligations of U.S. Government
  Agencies.............................  $ 27,092     $   94        $    85       $ 27,101
State and municipal obligations........     1,429          2             37          1,394
Corporate notes and bonds..............     5,526          9              7          5,528
Asset-backed securities................    18,236          -            106         18,130
Marketable equity securities...........    19,682          -              -         19,682
                                         --------     ------        -------       --------
TOTAL DEBT AND EQUITY SECURITIES.......  $ 71,965     $  105        $   235       $ 71,835
                                         ========     ======        =======       ========
MORTGAGE-BACKED & RELATED SECURITIES:
Participation certificates:
  FHLMC................................  $  4,193     $   14        $    28       $  4,179
  FNMA.................................    13,078         55              -         13,133
  GNMA.................................     3,790        309              -          4,099
  Private issue........................   232,366      1,163          1,030        232,499
REMICs:
  FHLMC................................   149,216        534            230        149,520
  FNMA.................................    64,107        558             86         64,579
  GNMA.................................     4,697         23              -          4,720
  Private issue........................   145,838        841          1,536        145,143
CMO residual...........................        53          -              -             53
                                         --------     ------        -------       --------
TOTAL MORTGAGE-BACKED AND RELATED
  SECURITIES...........................  $617,338     $3,497        $ 2,910       $617,925
                                         ========     ======        =======       ========

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements, continued

                                                    SECURITIES HELD TO MATURITY
                                         --------------------------------------------------
                                                       Gross         Gross        Estimated
                                         Carrying    Unrealized    Unrealized      Market
                                           Value       Gains         Losses         Value
                                         --------    ----------    ----------     ---------
                                                           (In thousands)
DEBT AND EQUITY SECURITIES:
U. S. Treasury obligations and
  obligations of U.S. Government
  Agencies.............................  $  3,027     $   56        $     -        $ 3,083
State and municipal obligations........     1,636         38              -          1,674
                                         --------     ------        -------        -------
TOTAL DEBT AND EQUITY SECURITIES.......  $  4,663     $   94        $     -        $ 4,757
                                         ========     ======        =======        =======
MORTGAGE-BACKED & RELATED SECURITIES:
REMICs:
  FHLMC................................  $  2,234     $   31        $     -        $ 2,265
  FNMA.................................     2,257         16             25          2,248
  Private issue........................    62,850          -          1,495         61,355
                                         --------     ------        -------        -------
TOTAL MORTGAGE-BACKED AND RELATED
  SECURITIES...........................  $ 67,341     $   47        $ 1,520        $65,868
                                         ========     ======        =======        =======

During the nine months ended June 30, 1997 and 1996, gross proceeds from the sale of securities available for sale totaled approximately $130.4 million and $191.6 million, respectively. The gross realized gains on such sales totaled approximately $1.1 million and $3.4 million for the nine months ended June 30, 1997 and 1996, respectively. The gross realized losses on such sales totaled approximately $37,000 and $91,000 for the nine months ended June 30, 1997 and 1996, respectively. During the three months ended June 30, 1997 and 1996, gross proceeds from the sale of securities available for sale totaled approximately $54.1 million and $66.3 million, respectively. The gross realized gains on such sales totaled approximately $414,000 and $66,000 for the three months ended June 30, 1997 and 1996, respectively. The gross realized losses on such sales totaled approximately $3,000 and $67,000 for the three months ended June 30, 1997 and 1996, respectively. An impairment loss of $2,050,000 was recognized during the three months ended June 30, 1997 relating to certain private issue mortgage-backed securities.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements, continued



(5)  Loans

     Loans receivable are summarized as follows:

                                                        June 30,  September 30,
       (In thousands)                                     1997         1996
      -------------------------------------------------------------------------
       First mortgage - one- to four-family..........   $259,431     $270,614
       First mortgage - residential construction.....     42,237       32,249
       First mortgage - multi-family.................    106,956      103,262
       Commercial real estate........................     73,212       46,391
       Home equity...................................    112,083       90,579
       Commercial and agriculture....................     54,830       25,177
       Consumer secured by real estate...............     66,898       66,346
       Interim financing and consumer loans..........     29,843       21,890
       Education.....................................     10,295       12,142
                                                        --------     --------
         Total gross loans...........................    755,785      668,650
                                                        --------     --------
       Less:
         Loans in process............................     32,829       29,631
         Unearned insurance premiums.................        521          647
         Deferred loan and guarantee fees............      1,310          851
         Purchased loan discount.....................        998        1,023
         Allowance for loan losses...................      5,778        5,217
                                                        --------     --------
         Total deductions............................     41,436       37,369
                                                        --------     --------
       Total loans receivable........................    714,349      631,281
       Less: First mortgage loans held for sale......     17,080       20,582
                                                        --------     --------
       Loans receivable, net.........................   $697,269     $610,699
                                                        ========     ========

(6)  Allowance For Loan Losses

       Activity in the allowance for loan losses is summarized as follows:

                                             Nine months ended         Three months ended
                                                   June 30,                  June 30,
                                            -----------------------------------------------
                                              1997         1996         1997          1996
                                            -------       ------       ------        ------
       Beginning Balance..............      $ 5,217       $4,076       $6,122        $4,204
       Charge-offs:
         Real estate - mortgage.......          (15)           -          (15)            -
         Commercial real estate.......            -            -            -             -
         Commercial loans.............            -            -            -             -
         Home equity loans............            -           (6)           -            (6)
         Consumer.....................       (1,680)         (61)        (461)          (39)
                                            -------      -------       ------        ------
                                             (1,695)         (67)        (476)          (45)
                                            -------      -------       ------        ------
       Recoveries:
         Real estate - mortgage.......            -            -            -             -
         Commercial real estate.......            -            -            -             -
         Commercial loans.............            -            -            -             -
         Home equity loans............            -           21            -            19
         Consumer.....................           77            7            3             3
                                            -------      -------       ------        ------
                                                 77           28            3            22
                                            -------      -------       ------        ------
       Net charge-offs................       (1,618)         (39)        (473)          (23)
                                            -------      -------       ------        ------
       Acquired bank's allowance......        1,678            -            -             -
       Provision......................          501          222          129            78
                                            -------      -------       ------        ------
       Ending balance.................      $ 5,778      $ 4,259       $5,778        $4,259
                                            =======      =======       ======        ======


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

     The computation of earnings per common share is as follows:


                                              Nine months ended         Three months ended
                                                   June 30,                  June 30,
                                            -----------------------   -----------------------
                                              1997         1996         1997         1996
                                            ----------  -----------   ----------   ----------
Net income for the period................   $8,609,000  $10,895,000   $2,476,000   $2,544,000
                                            ==========  ===========   ==========   ==========
Common shares issued.....................    7,289,620    7,289,620    7,289,620    7,289,620
Net Treasury shares......................    1,917,871    1,368,429    1,941,588    1,549,497
Unallocated ESOP shares..................      326,321      368,274      314,472      356,317
                                            ----------  -----------   ----------   ----------
Weighted average common shares
 outstanding during the period...........    5,045,428    5,552,917    5,033,560    5,383,806
Common stock equivalents based on the
 treasury stock method...................      302,367      289,985      305,829      289,476
                                            ----------  -----------   ----------   ----------
Total weighted average common shares and
 equivalents outstanding.................    5,347,795    5,842,902    5,339,389    5,673,282
                                            ==========  ===========   ==========   ==========
Earnings per share.......................        $1.61        $1.86        $0.46        $0.45

The computation of book value per common share is as follows:


                                                        June 30,            September 30,
                                                         1997                  1996
                                                    --------------        ---------------
Common shares outstanding at the end
 of the period..................................        4,993,505               5,127,092
Incremental shares relating to dilutive stock
 options outstanding at the end of the period...          369,614                 286,766
                                                    --------------        ---------------
                                                        5,363,119               5,413,858
                                                    =============         ===============
Total shareholders' equity at the end of
 the period.....................................    $ 129,114,000          $  125,179,000
Book value per common share.....................    $       24.07          $        23.12

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


FINANCIAL CONDITION

The Company's total assets increased $240.8 million or 17.2% to $1.645 billion at June 30, 1997 from $1.404 billion at September 30, 1996. Loans receivable, including loans held for sale, increased $83.1 million. Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, increased $97.1 million. Funding the increase in assets was an increase in deposits of $176.9 million. At June 30, 1997, the Company's statement of financial condition also includes the assets and liabilities of Kilbourn State Bank since the acquisition was consummated on February 28, 1997. The acquisition of Kilbourn State Bank added $93.0 million to total assets, including additions of $62.6 million to net loans and $67.8 million to deposits. The Company's ratio of shareholders' equity to total assets was 7.85% at June 30, 1997, compared to 8.92% at September 30, 1996. The Company's book value per share was $24.07 at June 30, 1997, compared to $23.12 at September 30, 1996.

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

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
           Item 2: Management's Discussion and Analysis, continued




Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, increased $97.1 million to $685.3 million at June 30, 1997 from $588.2 million at September 30, 1996. The increase was the result of the Company purchasing adjustable rate mortgage-backed securities and short- and medium-term REMIC securities. At June 30, 1997, private-issue mortgage-backed securities, and all CMO's and REMIC's totaled $693.9 million compared to $570.6 million at September 30, 1996. Private-issue MBS's represent a significant portion of the Company's portfolio ($377.6 million at June 30, 1997) due to the Company's view of the benefit of higher interest rates generally available on private issue MBS's versus the additional credit risk associated with such securities in comparison with agency MBS's. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of the lower level of interest rate risk and low credit risk in relation to the interest earned on such securities. However, repayments and sales of existing securities have partially offset the increases. An impairment loss of $2,050,000 was recognized during the three months ended June 30, 1997 relating to certain private issue mortgage-backed securities.


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

At June 30, 1997, the Company had $30.0 million in interest rate corridors outstanding compared with zero at September 30, 1996. The Company uses interest rate corridors to help protect its net interest margin in various interest rate environments. $20.0 million of the interest rate corridors pay the Company the range difference or a full 1.0% when the three-month Libor rate is in the corridor strike rates. There are no payments due to the Company when three-month Libor rates are outside of the corridor strike rates. $10.0 million of the interest rate corridors pay the Company the difference between the three-month Libor and the low limit of the corridor strike rate up to the full amount of the corridor strike rate. There are no payments due to the Company when three-month Libor rates are below the corridor strike rate. When rates are above the corridor strike rate, the corridor pays the Company the full corridor range of 1.0%.


RESULTS OF OPERATIONS

NET INCOME. An impairment loss of $2,050,00 was recognized during the three months ended June 30, 1997 to reflect a decline in fair value of certain private issue mortgage-backed securities which was judged to be other than temporary. The underlying loans, secured by single-family properties located primarily in California, have experienced significant delinquencies and foreclosures with recoveries less than previously realized. Consequently, the various subordinate and cash positions within the mortgage-backed securities may no longer protect the Company's position in the securities. The securities were written down to a fair value at which the remaining anticipated cash flows should provide a return at a market rate of interest on the remaining cost basis. Net income for the nine months ended June 30, 1997 was $8.6 million compared to $10.9 million for the nine months ended June 30, 1996. In addition to the impairment loss, the decrease for the nine month period was the result of a decrease in other operating income, which consisted primarily of a $2.2 million decrease in gains on the sale of mortgage-backed and related securities, coupled with a $4.5 million increase in general and administrative expenses, partially offset by a $2.1 million decrease in income tax expense. Net income for the three months ended June 30, 1997 was $2.5 million compared to $2.5 million for the three months ended June 30, 1996. The decrease in income for the three month period caused by the impairment loss was offset by a $1.2 million increase in net interest income and a $1.9 million increase in other operating income, which consisted primarily of a $412,000 increase in gains on the sale of mortgage-backed and related securities, a $307,000 increase in gains on the sale of mortgage loans, as well as an increase of $552,000 in income from affordable housing, partially offset by a $1.9 million increase in general and administrative expenses.

The following table shows the return on average assets and return on average equity ratios for each period:


                                         Nine months ended     Three months ended
                                              June 30,              June 30,
                                         ------------------     ------------------
                                          1997       1996         1997      1996
                                         -------   --------     -------   --------
Return on average assets (annualized).    0.78%       1.16%       0.64%      0.79%
Return on average equity (annualized).    9.05%      10.73%       7.76%      7.83%

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

Total interest income increased $10.9 million or 16.1% to $78.8 million for the nine months ended June 30, 1997, compared to $67.9 million for the nine months ended June 30, 1996, and increased $5.0 million or 21.7% to $28.3 million for the three months ended June 30, 1997, compared to $23.3 million for the three months ended June 30, 1996. The increase in interest income was primarily the result of increases in interest on loans and securities. The increase in interest on loans was due to an increase in the average balance of loans to $658.4 million from $539.5 million for the nine months ended June 30, 1997 and 1996, respectively, partially offset by decreases in the average yield on loans to 8.52% from 8.62% for the same period in the prior year. The increase in net interest income on loans for the three months ended June 30, 1997 compared with the three months ended June 30, 1996 was the result of an increase in the average balance of loans to $683.7 million from $559.7 million and an increase in the average yield on loans to 8.82% from 8.59% for the same period in the prior year. The decrease in the average yield for the nine months ended June 30, 1997 is primarily due to the Company now selling substantially all new originations of initially higher yielding long-term, fixed-rate single-family mortgage loans in the secondary market and retaining new originations of initially lower yielding adjustable-rate single family mortgage loans. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and home equity lending in addition to the Kilbourn State Bank acquisition. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $607.6 million from $550.5 million for the nine months ended June 30, 1997 and 1996, respectively, partially offset by decreases in the average yield on such securities to 6.95% from 7.05% for the same periods. The increase in net interest income on mortgage-backed and related securities for the three months ended June 30, 1997 compared with the three months ended June 30, 1996 was primarily the result of an increase in the average balance of securities to $654.7 million from $581.1 million and an increase in the average yield on such securities to 7.01% from 6.92% for the same periods. The Company has been active during the past year repositioning its available for sale mortgage-backed and related securities portfolio by selling significant amounts of securities and replacing them with securities with more favorable maturity positions and characteristics which reflect the Company's overall asset/liability management strategies.

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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued

                                                                      NINE MONTHS ENDED  JUNE 30,
                                                   -----------------------------------------------------------------
                                                                  1997                          1996
                                                   -----------------------------------------------------------------
                                                                           AVERAGE                        AVERAGE
                                                      AVERAGE               YIELD/    AVERAGE             YIELD/
                                                      BALANCE    INTEREST    COST     BALANCE  INTEREST    COST
                                                   -----------------------------------------------------------------
                                                                       (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits.......     $   21,044   $   872    5.54 % $   19,730   $  794      5.38 %
Trading account securities......................          3,252       170    6.99           55        3      7.29
Debt and equity securities......................         70,628     3,226    6.11       52,016    2,346      6.02
Mortgage-backed and related securities..........        607,606    31,592    6.95      550,515   29,036      7.05
Loans:
  First mortgage................................        418,640    25,648    8.19      348,096   21,315      8.18
  Home equity...................................         99,833     7,115    9.53       80,192    5,872      9.78
  Consumer......................................        102,120     7,147    9.36       93,014    6,351      9.12
  Commercial and agricultural...................         37,838     2,035    7.19       18,168    1,258      9.25
                                                     --------------------           -------------------
     Total loans................................        658,431    41,945    8.52      539,470   34,796      8.62
Federal Home Loan Bank stock....................         19,940     1,024    6.87       17,618      905      6.86
                                                     --------------------           -------------------
     Total earning assets.......................      1,380,901    78,829    7.63    1,179,404   67,880      7.69
                                                                 --------                       -------
Valuation allowances............................        (7,755)                         (2,647)
Cash and due from banks.........................         20,920                         13,967
Other assets....................................         83,436                         63,761
                                                     ----------                     ----------
     Total assets...............................     $1,477,502                     $1,254,485
                                                     ==========                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts..................................     $   47,791       602    1.68   $   41,767      462      1.48
  Money market demand accounts..................        206,925     7,337    4.74      139,600    4,842      4.63
  Passbook......................................         84,699     1,857    2.93       85,266    1,814      2.84
  Certificates of deposit.......................        561,219    24,353    5.80      470,918   20,269      5.75
                                                     --------------------           -------------------
Total interest-bearing deposits.................        900,634    34,149    5.07      737,551   27,387      4.96
Advances and other borrowings...................        394,703    16,084    5.45      337,552   13,922      5.51
Advances from borrowers for taxes and insurance.          5,239        21    0.54        5,480       25      0.61
                                                     --------------------           -------------------
     Total interest-bearing liabilities.........      1,300,576    50,254    5.16    1,080,583   41,334      5.11
Non interest-bearing deposits...................         38,845                         26,373
Other liabilities...............................         11,278                         11,882
Shareholders' equity............................        126,803                        135,647
                                                     ----------                     ----------
Total liabilities and shareholders' equity......     $1,477,502                     $1,254,485
                                                     ==========                     ==========
Net interest income.............................                  $28,575                       $26,546
                                                                  =======                       =======
Net yield on interest-earning assets............                             2.77                            3.01
Interest rate spread............................                             2.47                            2.58
Ratio of earning assets to interest-bearing
liabilities.....................................                           106.18                          109.15



                                                                       THREE MONTHS ENDED JUNE 30,
                                                   -----------------------------------------------------------------
                                                                  1997                        1996
                                                   -----------------------------------------------------------------
                                                                         AVERAGE                      AVERAGE
                                                      AVERAGE             YIELD/     AVERAGE           YIELD/
                                                      BALANCE   INTEREST   COST      BALANCE  INTEREST  COST
                                                   -----------------------------------------------------------------
                                                                      (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits....... $   13,930   $   228    6.57 % $   17,924   $  230    5.16 %
Trading account securities......................      2,696        47    6.99            -        -       -
Debt and equity securities......................     73,858     1,213    6.59       51,745      779    6.05
Mortgage-backed and related securities..........    654,676    11,444    7.01      581,065   10,001    6.92
Loans:
  First mortgage................................    421,958     8,893    8.45      357,998    7,380    8.29
  Home equity...................................    108,449     2,665    9.86       80,266    1,908    9.56
  Consumer......................................    105,476     2,718   10.34      102,114    2,218    8.74
  Commercial and agricultural...................     47,860       767    6.43       19,342      450    9.36
                                                 --------------------            ------------------
     Total loans................................    683,743    15,043    8.82      559,720   11,956    8.59
Federal Home Loan Bank stock....................     20,504       329    6.44       17,746      287    6.50
                                                 --------------------            ------------------
     Total earning assets.......................  1,449,407    28,304    7.83    1,228,200   23,253    7.61
                                                             --------                       -------
Valuation allowances............................     (8,821)                        (5,565)
Cash and due from banks.........................     25,954                         14,243
Other assets....................................     88,510                         65,691
                                                 ----------                     ----------
     Total assets............................... $1,555,050                     $1,302,569
                                                 ==========                     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts.................................. $   52,291       237    1.82   $   42,665      147    1.39
  Money market demand accounts..................    227,541     2,802    4.94      155,420    1,747    4.52
  Passbook......................................     93,591       722    3.09       83,078      587    2.84
  Certificates of deposit.......................    580,415     8,639    5.97      502,446    7,129    5.71
                                                 --------------------            ------------------
Total interest-bearing deposits.................    953,838    12,400    5.21      783,609    9,610    4.93
Advances and other borrowings...................    417,601     5,651    5.43      343,638    4,630    5.42
Advances from borrowers for taxes and insurance.      5,109         7    0.55        5,674        8    0.57
                                                 --------------------            ------------------
     Total interest-bearing liabilities.........  1,376,548    18,058    5.26    1,132,921   14,248    5.05
Non interest-bearing deposits...................     45,385                         27,865
Other liabilities...............................      5,492                         11,100
Shareholders' equity............................    127,625                        130,683
                                                 ----------                     ----------
Total liabilities and shareholders' equity...... $1,555,050                     $1,302,569
                                                 ==========                     ==========
Net interest income.............................              $10,246                        $9,005
                                                              =======                        ======
Net yield on interest-earning assets............                         2.84                          2.95
Interest rate spread............................                         2.57                          2.56
Ratio of earning assets to interest-bearing
liabilities.....................................                       105.29                        108.41

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2.  Management's Discussion and Analysis, continued



PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                               Nine months ended             Three months ended
                                                    June 30,                      June 30,
                                             -------------------------      -----------------------
                                              1997            1996             1997          1996
                                            -----------    -----------      ----------    ----------
                                                           (Dollars in thousands)
Beginning balance......................     $     5,217    $     4,076      $    6,122    $    4,204
Provision for loan losses..............             501            222             129            78
Recoveries.............................              77             28               3            22
Charge-offs............................          (1,695)           (67)           (476)          (45)
Acquired bank's allowance..............           1,678              -               -             -
                                            -----------    -----------      ----------    ----------
Ending balance.........................     $     5,778    $     4,259      $    5,778    $    4,259
                                            ===========    ===========      ==========    ==========

Ratio of allowance for loan losses to
 gross loans receivable at the end
 of the period.........................           0.76%           0.70%          0.76%          0.70%

Ratio of allowance for loan losses to
 total non-performing loans at the
 end of the period.....................         236.32%         120.62%        236.32%        120.62%

Ratio of net charge-offs to average
 gross loans (annualized)..............           0.33%           0.01%          0.20%          0.02%

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

OTHER OPERATING INCOME. Other operating income decreased by $2.5 million and $133,000 for the nine and three months ended June 30, 1997, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:


                                               Nine months ended             Three months ended
                                                    June 30,                      June 30,
                                             -------------------------      -----------------------
                                              1997            1996             1997          1996
                                            -----------    -----------      ----------    ----------
                                                               (Dollars in thousands)
Other operating income.................     $     6,446    $     8,900      $    1,139    $    1,272

Percent of average assets (annualized).            0.58%          0.95%           0.29%         0.39%

The primary cause of the decline in operating income for each period was the Company's decision to recognize an impairment loss of $2,050,00 on certain private issue mortgage-backed securities during the three months ended June 30, 1997 to reflect a decline in fair value which was judged to be other than temporary. The underlying loans, secured by single-family properties located primarily in California, have experienced

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued


significant delinquencies and foreclosures with recoveries less than previously realized. Consequently, the various subordinate and cash positions within the mortgage-backed securities may no longer protect the Company's position in the securities. Therefore, in accordance with GAAP, the securities were written down to a fair value at which the remaining anticipated cash flows should provide a return at a market rate of interest on the remaining cost basis.

Other operating income decreased to $6.5 million for the nine months ended June 30, 1997 compared to $8.9 million for the same period in the prior year. In addition to the impairment loss, the decrease was due primarily to decreases in gains on investments and mortgage-backed and related securities, partially offset by an increase in gains on trading account activity and income from the Company's affordable housing subsidiary. Gains on investments and mortgage-backed and related securities decreased to $1.0 million from $3.3 million for the nine months ended June 30, 1997 and 1996, respectively. The gains recognized for the nine months ended June 30, 1996 were primarily due to declining interest rates and the Company's repositioning of its existing leverage portfolio. The Company sold securities from the leverage portfolio and replaced them with similar securities with more favorable interest rate and
maturity characteristics.   However, the Company does not consider gains on the
sales of securities as a predictable source of earnings as such sales are based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income, interest rate risk or credit risk than the security sold. Gain/(loss) on foreclosed properties decreased to a loss of $1,000 from a gain of $867,000 for the nine months ended June 30, 1997 and 1996, respectively. For the nine months ended June 30, 1996, the gain was the result of the sale of one foreclosed property which had a carrying value of $5.8 million. The gain on sale of this property was $684,000. Gains from the trading account increased to $607,000 from $109,000 for the nine months ended June 30, 1997 and 1996, respectively. The increase in trading gains was the result of the sale of mortgage-backed securities which the Company had exchanged for its own mortgage loans ("loan swaps"). This method of selling the Company's salable mortgage production is required, under accounting rules, to be accounted for as a "trading" activity, and as such, the resulting realized and unrealized gains or losses are classified as trading income. The level of trading gains may fluctuate due to the volume of originations of single-family mortgage loans which in turn can fluctuate due to changes in interest rates. Sales of loans for cash as opposed to loan swaps are recorded as sales of mortgage loans in the income statement. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $2.4 million from $1.3 million for the nine months ended June 30, 1997 and 1996, respectively. The Company currently has twenty properties fully in operation compared to twelve in the prior year.

Other operating income decreased to $1.1 million for the three months ended June 30, 1997 compared to $1.3 million for the three months ended June 30, 1996. The decrease due to the impairment loss was offset primarily by increases in gains on investments and mortgage-backed and related securities, increases in gains on sales of mortgage loans and income from the Company's affordable housing subsidiary. Gains on investments and mortgage-backed and related securities increased to a gain of $411,000 from a loss of $1,000 for the three months ended June 30, 1997 and 1996, respectively. The increase in gains is due to an increased level of activity. As stated in the previous paragraph, gains are subject to a number of factors and are not a consistent source of earnings. Gains on the sale of mortgage loans increased to $464,000 from $157,000 for the three months ended June 30, 1997 and 1996, respectively. The Company's volume of mortgage loan sales was $27.1 million for the three months ended June 30, 1997 compared to $19.4 million for the three months ended June 30, 1996. The increase in gains is also attributable to an increase in the amount of securitizations during the quarter ended June 30, 1997. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $964,000 from $412,000 for the three months ended June 30, 1997 and 1996, respectively.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARIES
            Item 2: Management's Discussion and Analysis, continued

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $4.5 million or 22.6% and $1.9 million or 26.8% for the nine and three months ended June 30, 1997, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                               Nine months ended             Three months ended
                                                    June 30,                      June 30,
                                             -------------------------      -----------------------
                                              1997            1996             1997          1996
                                            -----------    -----------      ----------    ----------
                                                               (Dollars in thousands)

General and administrative expenses....     $  24,589      $  20,061        $    8,840    $    6,972
Percent of average assets (annualized).          2.23%          2.14%             2.28%         2.15%

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

INCOME TAX EXPENSE. Income tax expense decreased to $1.3 million from $4.3 million for the nine months ended June 30, 1997 and 1996, respectively. Income tax expense decreased to ($60,000) from $683,000 for the three months ended June 30, 1997 and 1996, respectively. The effective tax rate for the nine and three months ended June 30, 1997 was 13.31% and (2.5%), respectively compared with 28.15% and 21.17% for the nine and three months ended June 30, 1996. The decrease in effective rates reflects the effect of the tax credits earned by the Company's affordable housing subsidiary. Income tax credits increased to $2.1 million and $730,000 for the nine and three months ended June 30, 1997, compared to $1.2 million and $426,000 for the same periods in the prior year.


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

Non-performing assets as of June 30, 1997 included $1.8 million of purchased auto loans which are past due or in default. These auto loans were purchased in 1995 and 1996 under a warehouse financing arrangement the Company had with the originator of the sub-prime automobile loans. The intent of the financing was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans and sell to institutional investors. At that time, the loans would be sold back to the originator. The loans were serviced by an independent third party servicer and the loans had various levels of insurance and in addition were guaranteed as to principal and interest payments by the originator of the loans. The maximum amount that the Company had outstanding at any point in time was a balance of $14.6 million during February, 1996. The Company has not funded any loans since that time and as of June 30, 1997, the balance of the sub-prime auto loans was $1.8 million compared to $7.7 million at September 30, 1996. The decrease in the loan balance since September 30, 1996 is due to cash payments received of $4.4 million and charge-offs of $1.5 million. Of the $4.4 million of cash payments received, $2.7 million were loans which were sold back to the originator for face value plus a gain
                                       24

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

Non-performing assets are summarized as follows:


                                              June 30,   September 30,
                                                1997          1996
                                            ----------   -------------
                                              (Dollars in thousands)
Non-performing loans..................      $    2,445   $       3,890
Foreclosed properties.................             188              80
                                            ----------   -------------
Non-performing assets.................      $    2,633   $       3,970
                                            ==========   =============

Non-performing loans to gross loans...            0.32%           0.58%

Non-performing assets to gross assets.            0.16%           0.28%

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





                                                                         More than     More than
                                               Within       Four to       One Year      Three
                                               Three         Twelve       to Three     Years to     Over Five
                                               Months        Months        Years       Five Years     Years        Total
                                             -----------------------------------------------------------------------------
                                                                        (Dollars in thousands)

INTEREST-EARNING ASSETS: (1)
Loans: (2)
  Fixed..................................    $   21,520    $  33,036    $   52,931   $   21,174   $  68,321   $   196,982
  Variable...............................        76,009       48,167       110,668       46,440       8,475       289,759
Consumer loans (2).......................       115,094       39,865        22,474       16,908      16,187       210,528
Mortgage-backed and related securities...         1,311        3,935        25,708       19,663      16,724        67,341
Assets available for sale:
  Mortgage loans.........................        17,080            -             -            -           -        17,080
  Fixed rate mortgage related............         8,264       22,630        31,905       23,328      14,331       100,458
  Variable rate mortgage related.........       348,487      168,980             -            -           -       517,467
  Other..................................        34,010       15,297        21,725          372         431        71,835
Trading account securities...............             -            -             -            -           -             -
Investment securities and other assets...        45,005        2,002         1,025            -       1,636        49,668
                                             ----------------------------------------------------------------------------
  Total..................................    $  666,780    $ 333,912    $  266,436   $  127,885   $ 126,105   $ 1,521,118
                                             ============================================================================


INTEREST-BEARING LIABILITIES:
Deposits: (3)
  NOW accounts...........................    $    4,956   $   14,867    $   20,355   $    8,079   $   5,317   $    53,574
  Passbook savings accounts..............         4,250       12,783        25,872       17,823      39,467       100,195
  Money market deposit accounts..........        56,679      170,040        11,088        2,772         924       241,503
  Certificates of deposit................       284,557      196,061        58,351       72,037           -       611,006
Borrowings...............................       430,369            -         5,012           44           -       435,425
Impact of interest rate swap (4).........         3,000            -        55,000      (23,000)    (35,000)            -
                                             -----------------------------------------------------------------------------
  Total..................................    $  783,811   $  393,751    $  175,678   $   77,755   $  10,708   $ 1,441,703
                                             ============================================================================

Excess (deficiency) of interest-earning
assets over interest-bearing liabilities.    $ (117,031)  $  (59,839)   $   90,758   $   50,130   $ 115,397   $    79,415
                                             ============================================================================

Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities......................      (117,031)    (176,870)      (86,112)     (35,982)     79,415
                                             ==============================================================

Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
assets...................................        (7.11%)     (10.75%)       (5.23%)      (2.19%)       4.83%
                                             ===============================================================

------------------------------------------------------------------------------
(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics, modified for forecasted statistics using the Public Securities Association model of prepayments.* For fixed rate mortgage loans and mortgage-backed and related securities, annual prepayment rates ranging from 8% to 30%, based on the loan coupon rate, were used.

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

The following table summarizes Bank Wisconsin's capital ratios at the dates indicated:



                                       June 30, 1997     September 30, 1996
                                      -----------------  ---------------------
                                          Capital             Capital
                                      -----------------  ---------------------
      Capital Standard                 Amount   Percent   Amount      Percent
--------------------------------      -------  --------  -------    ----------
                                          (Dollars in thousands)

Tier 1 capital/average assets          24,867   11.77%      8,789      9.12%
Tier 1 capital/risk-based              24,867   16.43%      8,789     12.38%
Total capital/risk-based               26,765   17.68%      9,478     13.35%

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

The following table summarizes the Bank's capital ratios at the dates indicated:



                                       June 30, 1997     September 30, 1996
                                      -----------------  ---------------------
                                          Capital             Capital
                                      -----------------  ---------------------
      Capital Standard                 Amount   Percent   Amount      Percent
--------------------------------      -------  --------  -------    ----------
                                          (Dollars in thousands)

Tangible capital                       92,953    6.53%     89,092      6.86%
Core capital                           92,953    6.53%     89,092      6.86%
Risk-based capital                     95,619   11.61%     92,764     13.12%

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION


         On July 25, 1997, the Company announced the declaration of a dividend of $0.12 per share on the Company's common stock for the quarter ended June 30, 1997. The dividend is payable on August 22,1997 to shareholders of record as of August 11, 1997. This will be the eighth cash dividend payment since the Company became a publicly-held company in June 1993.

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


     ST. FRANCIS CAPITAL CORPORATION




Dated: December 5, 1997         By:   /s/ Thomas R. Perz
       -----------------------        -----------------------------------------
                                      Thomas R. Perz
                                      President and Chief Executive Officer




Dated: December 5, 1997         By:   /s/ Jon D. Sorenson
       -----------------------        -----------------------------------------
                                      Jon D. Sorenson
                                      Chief Financial Officer

                                  SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ST. FRANCIS CAPITAL CORPORATION




Dated:                               By:
      ----------------------------      -----------------------------
                                        Thomas R. Perz
                                        President and Chief Executive Officer




Dated:                               By:
      ----------------------------      -----------------------------
                                        Jon D. Sorenson
                                        Chief Financial Officer