Form 10-K405
period 1997-09-30
ST FRANCIS CAPITAL CORP
filed 1997-12-29
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

                         Commission File Number 0-21298

                        ST. FRANCIS CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               WISCONSIN                                        39-1747461
               ---------                                        ----------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

 13400 BISHOPS LANE, SUITE 350,  BROOKFIELD, WISCONSIN           53005-6203
--------------------------------------------------------        ------------
        (Address of principal executive offices)                 (Zip Code)


                                 (414) 486-8700
                       -------------------------------
                       (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                    None
                                    ----

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                        Preferred Stock Purchase Rights
                        -------------------------------
                                (Title of class)

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

         As of November 28, 1997, there were issued and outstanding 5,251,011 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price of such stock as of November 28, 1997, was $202.8 million. Soley for the purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III of Form 10-K - Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                           FORM 10-K TABLE OF CONTENTS



                                                                                                        PAGE
                                                                                                        ----
PART I
         ITEM 1   -   BUSINESS........................................................................    3

         ITEM 2   -   PROPERTIES......................................................................   38

         ITEM 3   -   LEGAL PROCEEDINGS...............................................................   38

         ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   38

PART II

         ITEM 5   -   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                      STOCKHOLDER MATTERS.............................................................   39

         ITEM 6   -   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA..................................   40

         ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS...........................................................   42

         ITEM 7A -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    63

         ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................   64

         ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE............................................................   97

PART III

         ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................   98

         ITEM 11  -   EXECUTIVE COMPENSATION..........................................................   98

         ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................   98

         ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................   98

PART IV

         ITEM 14  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................   98

         SIGNATURES ..................................................................................  101

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

ITEM 1.  BUSINESS

GENERAL

St. Francis Capital Corporation (the "Company") is a holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiary, St. Francis Bank, F.S.B. (the "Bank"), a federally-chartered stock savings bank. For the majority of fiscal 1997, the Company also conducted operations through Bank Wisconsin, a wholly-owned state-chartered bank ("Bank Wisconsin") which was merged with and into the Bank in September, 1997. In June 1993, the Bank converted from a federally-chartered mutual savings institution to a stock savings institution. As part of the conversion, the Company acquired all of the outstanding common stock of the Bank. In November 1994, the Company completed the acquisition of the stock of Valley Bank East Central in Kewaskum, Wisconsin as well as the deposits and certain assets of the Hartford, Wisconsin branch of Valley Bank Milwaukee. The acquired bank offices were combined as a commercial bank named Bank Wisconsin. In February 1997, the Company completed the acquisition of Kilbourn State Bank in Milwaukee, Wisconsin. Kilbourn State Bank was merged into Bank Wisconsin after the acquisition was completed. As noted above, in September 1997, Bank Wisconsin was merged into the Bank, with the Bank being the surviving entity.

The Bank is headquartered in Milwaukee, Wisconsin. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"). Originally chartered in 1923, the Bank serves southeastern Wisconsin with a network of nineteen full-service, two limited service and two loan production offices.

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, primarily to originate mortgage, consumer and other loans within its primary market areas and to invest in mortgage-backed and related securities. Primary areas of lending include single-family and multi-family residential mortgages, home equity lines of credit, second mortgages, commercial real estate and commercial loans. The Company also purchases single-family mortgage loans, either by directly purchasing individual loans from other local mortgage lenders or by purchasing pools of single-family mortgage loans originated by other non-local lenders and secured by properties located outside the State of Wisconsin. The Company also invests a significant portion of its assets in mortgage-backed and related securities, and to a lesser extent, invests in debt and equity securities, including U.S. Government and federal agency securities, short-term liquid assets and other marketable securities. The Company also invests in affordable housing projects throughout the State of Wisconsin. The Company's revenues are derived principally from interest on its loan portfolio, interest on mortgage-backed and related securities and interest and dividends on its debt and equity securities. The affordable housing projects do not provide a significant source of income before taxes but rather, provide income in the form of income tax credits which reduce the Company's income tax liability. The Company's principal sources of funds are from deposits, including brokered deposits, repayments on loans and mortgage-backed and related securities and advances from the Federal Home Loan Bank - Chicago ("FHLB").

MARKET AREA AND COMPETITION

The Company offers a variety of deposit products, services and mortgage loan offerings primarily within the metropolitan Milwaukee area. The Company's main office is located at 13400 Bishops Lane, Suite 350, Brookfield, Wisconsin. The Company's primary market area consists of Milwaukee and Waukesha counties, and portions of Ozaukee, Washington, Walworth and Kenosha counties. With the exception of the downtown Milwaukee branch office, all full service branches of the Bank are located in areas that generally are characterized as residential neighborhoods, containing predominantly one- and two-family residences.

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

LENDING ACTIVITIES

GENERAL

The Company's largest component of the gross loan portfolio, which totaled $784.8 million at September 30, 1997, was first mortgage loans secured by owner-occupied one- to four-family residences. At September 30, 1997, one- to four-family mortgage loans totaled $240.5 million or 30.7% of gross loans. Of the total one- to four-family mortgage loans, $196.4 million or 81.7% were ARMs. Of the remaining loans held at September 30, 1997, 15.4% were in consumer loans, 14.7% were home equity loans, 12.9% were in multi-family mortgage loans, 11.2% were in commercial real estate, 9.2% were in commercial and agricultural and 5.9% were in residential construction. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans or fixed rate loans which have shorter maturities for its own loan portfolio. However, the Company also offers longer term fixed rate mortgage loans, many of which are sold in the secondary market.

The Company has been actively growing its loan portfolio which in addition to its traditional one- to four-family lending, includes consumer, commercial, multi-family and commercial real estate lending. One of the Company's strategies will be to attempt to diversify its loan portfolio through lending efforts in all of the above categories. The acquisitions of Bank Wisconsin and Kilbourn State Bank have led to the establishment of a commercial lending function at the Company. In addition, the Bank has been actively growing its consumer and home equity loan portfolios in recent years. Areas of lending other than one- to four-family generally have higher levels of credit risk and higher yields than one- to four-family lending. In addition, the Company may purchase loans in the above categories in addition to originating the loans on its own. Purchased loans involve different types of underwriting than loans originated directly by the Company and as such represent a different level of risk.

Levels of originations of various lending categories may vary from year-to-year and result from levels of interest rates, market demand for loans and emphasis by the Company on various types of loans. The Company will adjust its lending emphasis occasionally in accordance with its view of the relative returns and risks available at that time in each category of lending. Although there is likely to be activity in all areas in which the Company makes loans in any given year, the amount will vary given the above factors.

COMPOSITION OF LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                   September 30,
                                         ------------------------------------------------------------------
                                              1997                   1996                  1995
                                         --------------------     -----------------   ---------------------
                                                     Percent               Percent                 Percent
                                          Amount     Of Total      Amount  Of Total    Amount      Of Total
                                         ---------   --------     -------- --------   -----------  --------
                                                                    (Dollars in thousands)
 Mortgage loans:
     One- to four-family...............   $240,522       30.7%    $270,614     40.5%     $209,140       39.3%
     Residential construction..........     46,340        5.9%      32,249      4.8%       25,277        4.8%
     Multi-family.......................   101,289       12.9%     103,262     15.4%       93,756       17.6%
     Commercial real estate............     87,950       11.2%      46,391      6.9%       28,277        5.3%
     Home equity.......................    115,293       14.7%      90,579     13.5%       80,159       15.1%
                                          --------   --------     -------- --------   -----------  ---------
                                           591,394       75.4%     543,095     81.1%      436,609       82.1%
 Consumer loans:
     Interim financing and installment     120,305       15.3%      88,236     13.2%       69,038       13.0%

     Education.........................        948        0.1%      12,142      1.8%       12,833        2.4%
                                         ---------   --------     -------- --------   -----------  ---------
                                           121,253       15.4%     100,378     15.0%       81,871       15.4%
                                         ---------   --------     -------- --------   -----------  ---------
 Commercial and agriculture                 72,144        9.2%      25,177      3.9%       13,608        2.5%
                                         ---------   --------     -------- --------   -----------  ---------
       Gross loans receivable.........     784,791      100.0%     668,650    100.0%      532,088      100.0%
                                                     ========              ========                =========
 Less:
     Mortgage loans held for sale......     24,630                  20,582                  1,138
     Loans in process...................    38,200                  29,631                 10,903
     Unearned discounts and
       Deferred loan fees.............       2,332                   1,874                  2,081
     Allowance for loan losses.........      6,202                   5,217                  4,076
     Other.............................        552                     647                    582
                                         ---------                --------            -----------
 Loans receivable, net...............     $712,875                $610,699               $513,308
                                         =========                ========            ===========




                                                        September 30,
                                          --------------------------------------------
                                              1994                   1993
                                          -------------------       ------------------
                                                     Percent                  Percent
                                           Amount    Of Total        Amount   Of Total
                                          --------   --------       --------  --------
                                                   (Dollars in thousands)
Mortgage loans:
    One-tofour-family...................  $178,700       38.6%      $145,730      39.9%
    Residential construction............    60,048       13.0%        49,004      13.4%
    Multi-family........................    95,019       20.5%        61,215      16.8%
    Commercial real estate..............    18,347        4.0%        19,381       5.3%
    Home equity.........................    66,031       14.2%        65,597      17.9%
                                          --------   --------       --------  --------
                                           418,145       90.3%       340,927      93.3%
Consumer loans:
    Interim financing and installment....    34,554        7.5%        15,124       4.1%
    Education...........................    10,113        2.2%         9,430       2.6%
                                          --------   --------       --------  --------
                                            44,667        9.7%        24,554       6.7%
Commercial and agriculture                      --         --             --        --
                                          --------   --------       --------  --------
      Gross loans receivable............   462,812      100.0%       365,481     100.0%
                                                     ========                 ========
Less:
    Mortgage loans held for sale........     2,978                    10,043
    Loans in process....................    26,015                    24,872
    Unearned discounts and
      Deferred loan fees................     2,351                     2,855
    Allowance for loan losses...........     3,435                     3,204
    Other...............................       280                       120
                                          --------                  --------
Loans receivable, net...................  $427,753                  $324,387
                                          ========                  ========

The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the years indicated. Mortgage loans held for sale are included in the totals.

                                                                      Year Ended September 30,
                                                              ---------------------------------------
                                                                1997           1996           1995
                                                              ---------      ---------      ---------
                                                                           (In thousands)
Mortgage loans (gross):
At beginning of period ...................................    $ 543,095      $ 436,609      $ 418,145
   Mortgage loans originated:
      One- to four-family ................................      104,009         97,565         29,350
      Residential construction ...........................       59,566         31,320         14,866
      Multi-family .......................................       22,959         29,310          3,306
      Commercial real estate .............................       36,643         14,935          7,295
      Home equity ........................................       86,995         65,104         54,549
                                                              ---------      ---------      ---------
        Total mortgage loans originated ..................      310,172        238,234        109,366
   Mortgage loans purchased:
      One- to four-family ................................       21,480         56,230         28,805
      Commercial real estate .............................        3,220           --             --
                                                              ---------      ---------      ---------
        Total mortgage loans purchased ...................       24,700         56,230         28,805
                                                              ---------      ---------      ---------
        Total mortgage loans originated and purchased ....      334,872        294,464        138,171
      Transfer of mortgage loans to foreclosed properties.         (496)          (103)        (5,960)
      Principal repayments ...............................     (111,898)      (125,315)       (86,993)
   Sales of mortgage loans:
      Exchanged for mortgage-backed securities ...........      (57,337)          --           (1,988)
      Cash sales .........................................     (116,842)       (62,560)       (24,766)
                                                              ---------      ---------      ---------
        Total sales of loans .............................     (174,179)       (62,560)       (26,754)
                                                              ---------      ---------      ---------
At end of period .........................................    $ 591,394      $ 543,095      $ 436,609
                                                              =========      =========      =========

Consumer loans (gross):
At beginning of period ...................................    $ 100,378      $  81,871      $  44,667
      Loans originated ...................................       57,157         61,378         41,444
      Loans purchased ....................................          888         12,786         37,379
      Repossessions and foreclosures .....................         (229)           (23)          --
      Loans charged-off ..................................       (2,028)          (167)           (55)
      Principal repayments ...............................      (22,745)       (40,365)       (26,303)
      Loans sold .........................................      (12,168)       (15,102)       (15,261)
                                                              ---------      ---------      ---------
At end of period .........................................    $ 121,253      $ 100,378      $  81,871
                                                              =========      =========      =========

Commercial and agricultural loans (gross):
At beginning of period ...................................    $  25,177      $  13,608      $    --
      Loans originated ...................................       33,358         14,034          8,765
      Loans purchased ....................................       30,182          3,736         10,721
      Principal repayments ...............................      (16,573)        (6,201)        (5,878)
                                                              ---------      ---------      ---------
At end of period .........................................    $  72,144      $  25,177      $  13,608
                                                              =========      =========      =========

LOAN MATURITY AND REPRICING

The following table shows the maturity of the Company's loan portfolio at September 30, 1997. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $111.9 million, $125.3 million and $87.0 million for the years ended September 30, 1997, 1996 and 1995.

                                                                      At September 30, 1997
                                ---------------------------------------------------------------------------------------------------
                                 One- to
                                  Four-          Multi-      Commercial                                   Commercial        Gross
                                 Family          Family         Real           Home                           and           Loans
                                   (1)            (1)          Estate         Equity        Consumer      Agriculture     Receivable
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
                                                                          (In thousands)
Amounts due:
   Within one year ........     $ 118,933      $  56,509      $  34,152      $ 114,336      $  65,127      $  42,790      $ 431,847
   After one year:
    One to three years ....        72,897         16,900         18,416            957         18,709         29,354        157,233
    Three to five years ...        26,999         25,386         19,229           --           18,708           --           90,322
    Over five years .......        68,033          2,494         16,153           --           18,709           --          105,389
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
   Total due after one year       167,929         44,780         53,798            957         56,126         29,354        352,944
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
   Total amounts due ......       286,862        101,289         87,950        115,293        121,253         72,144        784,791
  Less:
   Mortgage loans held for        (24,630)          --             --             --             --             --          (24,630)
   sale
   Loans in process .......       (26,859)        (4,661)        (6,680)          --             --             --          (38,200)
   Unearned discounts,
   premiums
    and deferred loan .....        (1,380)          (952)          --             --             (552)          --           (2,884)
    fees, net
   Allowance for loan .....          (925)          (670)        (1,281)          (629)          (717)        (1,980)        (6,202)
   losses
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
Loans receivable, net .....     $ 233,068      $  95,006      $  79,989      $ 114,664      $ 119,984      $  70,164      $ 712,875
                                =========      =========      =========      =========      =========      =========      =========

(1)  Includes some residential construction lending.


The following table sets forth at September 30, 1997 the dollar amount of all loans and mortgage-backed and related securities due after September 30, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                  Due after September 30, 1998
                                            ----------------------------------------
                                              Fixed        Adjustable        Total
                                            ----------     ----------     ----------
                                                         (In thousands)
Mortgage loans:
   One- to four-family (1) ............     $   81,415     $   86,514     $  167,929
   Multi-family (1) ...................         26,989         17,791         44,780
   Commercial real estate .............         32,424         21,374         53,798
   Home equity ........................            957           --              957
Consumer loans ........................         44,777         11,349         56,126
Commercial and agriculture ............         29,354           --           29,354
                                            ----------     ----------     ----------
   Gross loans receivable .............        215,916        137,028        352,944
Mortgage-backed and related securities         170,191        516,750        686,941
                                            ----------     ----------     ----------
   Gross loans receivable and mortgage-
      Backed and related securities ...     $  386,107     $  653,778     $1,039,885
                                            ==========     ==========     ==========

(1) Includes some residential construction lending.

ONE- TO FOUR-FAMILY MORTGAGE LENDING

A significant portion of the Company's lending activity is the origination of first mortgage loans secured by one- to four-family, owner occupied residences within the Company's primary market area. Long-term 15- and 30- year fixed-rate loans are generally originated to be sold in the secondary market, as are five and seven year balloon loans. Shorter-term ARM loans are originated both for sale in the secondary market and for the Company's loan portfolio. In addition, loans made under special loan terms or programs, principally originated within the purposes of the Community Reinvestment Act of 1977, as amended ("CRA") are retained for the Company's own loan portfolio. The Company follows FNMA underwriting guidelines for most one- to four-family mortgage loans.

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

At September 30, 1997, the Company had $240.5 million in one- to four-family mortgage loans or 30.7% of the gross loan portfolio compared with $270.6 million or 40.5% of the portfolio at September 30, 1996. The decrease in the dollar amount of the portfolio was largely the result of the lower interest rate environment in effect during the course of the year. The larger decline in the percent of one- to four-family loans to total loans also was due to the increasing levels of other types of lending at the Bank. During periods of lower interest rates, such as experienced during the last year, many of the Company's one- to four-family loan customers prefer loans with fixed rates which the Company originates and sells in the secondary market in connection with interest rate risk management. Consequently, the lower volume of adjustable rate loan originations may not then be enough to offset the amount of repayments and prepayments taking place within the Company's loan portfolio. In such environments, the Company's level of gains on mortgage loans may be higher due to the increased percentage of loans being originated which are subsequently sold in lieu of being retained in the Company's portfolio. The volume of one- to four-family mortgage loans is highly dependent on the relative levels of interest rates, although the Company has been expanding its one- to four-family lending capacity and the Company anticipates that as a result total originations will continue to increase assuming continuing interest rate levels.* In addition, one- to four-family lending is subject to numerous competitors which can result in lower origination totals if the competitors are willing to make loans at lower rates than the Company.

RESIDENTIAL CONSTRUCTION LENDING

Residential construction loans are made to individuals who have signed construction contracts with a home builder. Loan proceeds are disbursed in increments as construction of the residence progresses. These loans have loan to value ratios up to 95%. When the loan to value ratio exceeds 80%, private mortgage insurance is generally required which insures payment of the principal balance and reduces the Company's exposure to 75% loan to value or less. Single family residential construction loans are structured to allow the borrower to pay interest only on the funds advanced during the first nine months of the loan. Thereafter, the borrower is required to begin making principal and interest payments based on an amortization schedule of 351 months or less. Single family residential construction loan programs typically offered by the Company are one- or three-year ARM loans or certain balloon loans amortized over a 351-month period after the nine month interest only period.

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

At September 30, 1997, the Company had $46.3 million in residential construction mortgage loans or 5.9% of the gross loan portfolio compared with $32.2 million or 4.8% of the portfolio at September 30, 1996. A significant portion of the Company's construction lending results in a permanent mortgage loan that is either retained in the mortgage loan portfolio or sold in the secondary market.

MULTI-FAMILY LENDING

The Company originates multi-family loans which it holds in its loan portfolio. Over the last five years, the Company has increased its emphasis in multi-family lending and has offered both adjustable- and fixed-rate loans. Multi-family loans generally have shorter maturities than one- to four-family mortgage loans, though the Company will make multi-family loans with terms of up to 30 years. The rates charged on the Company's fixed rate and ARM multi-family loans are typically higher than on one- to four-family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Company's other ARM loans, although generally at a slightly higher rate. Multi-family loans generally are underwritten in amounts of up to 80% of the lesser of the appraised value or purchase price of the underlying property.

At September 30, 1997, the largest aggregate amount of loans outstanding to any one borrower consisted of a loan on a multi-family project in Madison, Wisconsin, of $8.1 million. This loan does not exceed the regulatory "loans to one borrower" limitation at September 30, 1997 of $18.6 million. See "-Regulation." Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family loans and carry larger loan balances. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees which may increase the level of collateral supporting the loan. Despite the risks inherent in multi-family lending, the Company's delinquent multi-family loans as a percentage of gross loans has been minimal.

At September 30, 1997, the Company had $101.3 million in multi-family mortgage loans or 12.9% of the gross loan portfolio compared with $103.3 million or 15.4% of the portfolio at September 30, 1996. The Company is continuing its efforts to increase the amount of the multi-family loans in the loan portfolio as these loans generally offer a greater yield than single-family loans, which the Company believes justifies the increased credit risk.

COMMERCIAL REAL ESTATE LENDING

The current lending policy of the Company includes originating or purchasing non-residential mortgage loans on a variety of commercial properties, including small office buildings, warehouses, small industrial/manufacturing buildings, motel properties and other improved non-residential properties. At September 30, 1997, the balance of such loans held by the Company was $88.0 million. As of September 30, 1997, the largest loans outstanding to any one borrower relating to commercial real estate consisted of two loans totaling $7.6 million on an office building and a shopping center in Madison, Wisconsin. Commercial real estate loans generally are underwritten in amounts up to 75% of the lesser of the appraised value or purchase price of the underlying property. However, loans secured by commercial real estate properties still involve a greater degree of credit risk than residential mortgage loans and generally carry large loan balances, and payments on loans secured by commercial real estate are often susceptible to adverse conditions in the real estate market or the economy. Despite the risks inherent in commercial real estate lending, the Company's delinquent commercial real estate loans as a percentage of gross loans has been minimal.

At September 30, 1997, the Company had $88.0 million in commercial real estate mortgage loans or 11.2% of the gross loan portfolio compared with $46.4 million or 6.9% of the portfolio at September 30, 1996. The Company is continuing its efforts to increase the amount of commercial real estate loans in the loan portfolio as these loans generally offer a better interest rate than single-family loans, which the Company believes justifies the increased credit risk.

HOME EQUITY LENDING

The Company has increased its emphasis in originating home equity loans secured by one- to four-family residences within its primary market area. These loans currently are originated with an interest rate indexed to the prime rate and adjustable monthly. The home equity loans are revolving lines of credit which are granted for a five-year term, renewable at the sole discretion of the Company for additional five-year periods. The maximum amortization to repay home equity loans is based on 1.5% of the outstanding balance. Typically, an origination fee is charged upon the origination of the loan and an annual service fee is charged thereafter. Home equity lines of credit may be made at up to a 100% loan-to-value level including any outstanding prior liens against the property which serves as collateral for the mortgage loan. For loans over 80% loan-to-value, the Company may obtain private mortgage insurance. The Company is usually in a second lien position on home equity loans. At September 30, 1997, the Company held $115.3 million in home equity loans or 14.7% of the gross loan portfolio compared with $90.6 million or 13.5% of the portfolio at September 30, 1996. Home equity loans offer the Company an asset that adjusts with current rates of interest as part of the Company's management of its interest rate risk.

CONSUMER LENDING

The Company has been expanding its consumer lending portfolio because higher yields can be obtained, the Company believes there is strong consumer demand for such loan products, and the Company historically has experienced relatively low delinquency and few losses on such products except for losses on sub-prime auto loans described further herein. Management also believes that offering consumer loan products helps to expand and create stronger customer relationships. At September 30, 1997, consumer loans totaled $121.3 million or 15.4% of gross loans compared to $100.4 million or 15.0% of gross loans at September 30, 1996. The increase in the portfolio has been primarily in the area of indirect auto lending through dealers located in the Company's primary market area and fixed term installment loans the Company makes that are secured by second mortgages in residential properties.

The Company originates a variety of secured consumer loans, including home improvement loans, automobile loans, educational loans, fixed term installment loans and interim financing loans, as well as loans secured by savings accounts and unsecured loans. Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower.

During fiscal 1995 and through January 1996, the Company purchased sub-prime automobile loans originated throughout the United States under a warehouse financing agreement. The intent was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans to sell to institutional investors. The loans were serviced by an independent third party servicer and had various levels of insurance and also guarantees from the originator. The level of delinquencies and defaults on these loans increased significantly during fiscal 1996 and the Company ceased purchasing such loans. The Company currently has no intent to enter into any similar arrangement but does intend to continue to originate or purchase automobile loans in its primary market areas. The balance of the purchased automobile loans was $1.1 million at September 30, 1997.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of unsecured loans or loans secured by rapidly depreciating assets such as automobiles. In such case, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such a loan. Although the delinquencies and net charge-offs in the Company's consumer loan portfolio generally have been low, there can be no assurance that the level of delinquencies and charge-offs will not increase in the future.

COMMERCIAL AND AGRICULTURE LENDING

The Company originates a variety of commercial and agriculture loans, including inventory and receivable financing, equipment loans, agriculture production loans and interim financing loans, as well as loans secured by corporate or farm assets and unsecured loans. Commercial and agriculture loans involve a greater degree of risk than most other types of loans, and payments on commercial and agriculture loans are often susceptible to adverse employment and economic conditions. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation of the business and the eventual cash flows of the business. The Company anticipates commercial and agriculture lending to continue to increase as management believes this type of lending is an important component of a balanced loan portfolio. Typically, the Company targets smaller businesses with which to establish commercial banking relationships. These relationships may include secured or partially secured real estate, business or cash flow loans and inventory lending. Collateral can take many forms, such as real estate, inventory, equipment or may include personal guarantees of business owners or personal or other collateral of the business owner. The Company takes into account all cash flows attributable to the business plus collateral when making the lending decision. Despite the risks inherent in commercial lending, the Company's delinquent commercial loans as a percentage of gross loans has been minimal.

At September 30, 1997, the Company had $72.1 million in commercial loans or 9.2% of the gross loan portfolio compared with $25.2 million or 3.9% of the portfolio at September 30, 1996. $18.7 million in commercial loans were purchased as part of the Kilbourn State Bank acquisition. At September 30, 1997, the largest commercial loan outstanding was a $5.9 million lease financing arrangement and the largest outstanding line of credit was a $9.0 million line on a manufacturing facility. Beginning with the purchase of Bank Wisconsin, the Company has begun to build a commercial loan portfolio as one of the components of its loan portfolio. The Company intends to continue to increase its involvement in commercial lending and expects that this portfolio will grow as a percentage of the total loan portfolio.*

CREDIT ENHANCEMENT PROGRAMS

The Company has entered into agreements whereby, for an initial and annual fee, it would guarantee payment of an industrial revenue bond issue ("IRB"). The IRB's were issued by municipalities to finance real estate owned by a third party. The Company has not pledged any collateral for purposes of these agreements. At September 30, 1997, the amount of the IRB's for which the Company has guaranteed payment was $11.2 million.

LOAN SALES AND PURCHASES

SALE OF MORTGAGE LOANS

The Company makes loans under various governmental programs including FHA, VA, WHEDA and other City of Milwaukee-sponsored mortgage loan programs. All loans made under the various governmental agency programs are underwritten to and must meet all requirements of the appropriate city, state or federal agency. Most of the Company's loans granted under governmental agency programs are sold either to secondary market purchasers of such loans or, in the case of WHEDA loans, sold directly to WHEDA, all on a non-recourse basis. Except for loans sold to WHEDA, servicing of the loans is typically released to the purchaser of such loans. For the year ended September 30, 1997, the Company originated $10.2 million of loans under these various governmental programs.

In recent years, the Company has sold a significant amount of its originated residential mortgage loans to secondary marketing agencies, principally FNMA, primarily on a non-recourse basis. All mortgage loans, upon commitment, are immediately categorized either as to be held for investment or held for sale. Mortgage loans originated and sold to the secondary market totaled $116.8 million with gains of $1.6 million for the year ended September 30, 1997, and totaled $62.6 million with gains of $1.1 million for the year ended September 30, 1996. The level of mortgage loan sales is dependent on the amount of sellable loans being originated by the Company. Depending on factors such as interest rates, levels of refinancings and competitive factors in the Company's primary market area, the amount of mortgage loan originations ultimately sold can vary significantly. The Company is subject to interest rate risk on fixed rate loans in its pipeline from the point in time that the rate is locked with the borrower until the actual swap of the loan and sale of the related security. The Company utilizes various financial techniques to mitigate such interest rate risk, including short call/put option strategies, long put options and forward sales commitments. Any one or all of these strategies may be used depending upon management's determination of interest rate volatility, the amount of loans currently in the pipeline and current market conditions for mortgage-backed securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management."

Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. Because of the frequency of both the issuance of commitments and the scheduled closing dates of the loans, the amount of loan commitments outstanding will vary. At September 30, 1997, the Company had outstanding mortgage commitments totaling $27.7 million.

The Company retains servicing of the majority of mortgage loans sold, receiving a servicing fee, which represents the difference between the mortgage rate on the loans sold and the yield at which such loans are sold. The servicing yield earned by the Company on such transactions is typically between .25% and .375% of the total balance of the loan serviced. The origination of a high volume of mortgage loans and the related sales of the loans with servicing retained provides the Company with additional sources of non-interest income through loan servicing income and gains on the sales of loans. Mortgage loans serviced for others totaled $311.7 million at September 30, 1997.

PURCHASE OF MORTGAGE LOANS

The Company, as a regular part of its mortgage lending activities, purchases single-family mortgage loans originated in its primary market area by other lenders, primarily mortgage bankers and brokers. The types of loans purchased are generally newly originated loans with the same characteristics as the loans normally originated by the Company in its regular lending operations. This includes both fixed and adjustable rate mortgage loans which may or may not be sold in the secondary market. The Company pays a fee to the originating mortgage banker or broker which is amortized over the life of the loan for loans retained in the portfolio or which becomes an adjustment to the gain or loss recognized on loans sold in the secondary market. The Company maintains the same underwriting standards on these loans as it does on the loans it originates directly. During the fiscal year ended September 30, 1997, the Company purchased $21.5 million of loans from other originators compared to $15.5 million of loans purchased during the fiscal year ended September 30, 1996. As part of the Company's plans to diversify its single-family loan production, it is expected that purchases of loans from other originators will continue in future years.*

The Company also has purchased pools of single-family loans originated by other lenders in other parts of the country. The loans purchased have generally been adjustable rate loans with interest rate adjustment features of one month to one year and are indexed to both current indexes such as the one-year treasury or to lagging indexes such as the 11th district cost of funds. The loans are originated in other parts of the country, primarily California, where adjustable rate lending is more prevalent. As part of its interest rate risk management, the Company occasionally purchases adjustable rate assets because the availability of similar loan products within its primary market area is limited and competition for that limited demand may force interest rates to levels considered too low compared to other available instruments. The Company generally does not make a significant amount of short-term adjustable rate loans in its home market. Of the $21.5 million one- to four-family mortgage loans purchased during the year ended September 30, 1997, $728,000 were loans secured by properties located outside the state of Wisconsin. Purchased loans can result in a higher level of risk due to the Company not being involved in the original lending process. Efforts taken to mitigate the additional risk include underwriting efforts by the Company prior to purchase, review of the historical payment and credit history of the loans being purchased, and purchasing the loans with yields that offer additional yield for the risks taken.

LOAN ORIGINATION, SERVICING AND OTHER FEES

In addition to interest earned on loans, the Company receives income through fees in connection with loan originations, loan sales, loan modifications, late payments and for miscellaneous services related to its loans, including loan servicing. Income from these activities varies from period to period with the volume and type of loans originated.

In connection with the origination of mortgage loans, the Company typically charges fees for processing and closing in addition to requiring borrower reimbursement for out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. The Company also may charge points for the origination of loans in exchange for a lower interest rate on the loan itself; however, since the availability of zero point mortgage loans in recent years, most borrowers typically accept a slightly higher interest rate and pay zero points. Commitment fees are paid by the applicant at the time of loan commitment, whereas the origination and discount fees are paid at time of closing. Commitment fees are periodically collected on commercial real estate or multi-family mortgage loans but are rarely collected as part of the origination of single-family mortgage loans.

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

Property acquired by the Company as a result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed property. Foreclosed property is recorded at the lower of the unpaid principal balance of the related loan or the fair market value of the real estate acquired less the estimated costs to sell the real estate. The amount by which the recorded loan balance exceeds the fair market value of the real estate acquired less the estimated costs to sell the real estate is charged against the allowance for loan losses at the date title is received. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At September 30, 1997, the Company had a total of five one- to four-family loans in foreclosed properties with a carrying value of $416,000.

Non-performing loans include loans placed on nonaccrual status and troubled debt restructurings. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets:



                                                                 AT SEPTEMBER 30,
                                            --------------------------------------------------------------
                                               1997          1996         1995         1994         1993
                                            ---------     ---------    ---------    ---------    ---------
                                                               (DOLLARS IN THOUSANDS)
One-to four-family mortgage loans ......    $     660     $      44    $     296    $     175    $     117

Multifamily mortgage loans .............           --            --           --        7,446        1,840
Commercial real estate loans ...........          850            --           --           --           --
                                            ---------     ---------    ---------    ---------    ---------
     Total non-performing
        mortgage loans .................        1,510            44          296        7,621        1,957
Commercial loans .......................          100            --           --           --           --

Consumer loans .........................        1,385         3,846          136           14           29
                                            ---------     ---------    ---------    ---------    ---------
     Total non-performing loans.........        2,995         3,890          432        7,635        1,986
Foreclosed properties ..................          416            80        5,833           17          389
                                            ---------     ---------    ---------    ---------    ---------
     Total non-performing assets........    $   3,411     $   3,970    $   6,265    $   7,652    $   2,375
                                            =========     =========    =========    =========    =========

Total non-performing loans to
   gross loans..........................         0.38%         0.58%        0.08%        1.65%        0.54%
Allowance for loan losses to
   total non-performing loans...........       207.08        134.11       943.52        44.99       161.33
Total non-performing assets to
   total assets.........................         0.21          0.28         0.53         0.75         0.29

Interest on non-performing loans
   on the accrual basis.................    $     744     $     296    $      34    $     596    $     180
Actual interest received on
   non-performing loans.................          303            11           26          315          128
                                            ---------     ---------    ---------    ---------    ---------
Net reduction of interest income .......    $     441     $     285    $       8    $     281    $      52
                                            =========     =========    =========    =========    =========

Non-performing assets as of September 30, 1997 and 1996 included $1.1 million and $3.6 million, respectively, of purchased auto loans which are past due or in default or are expected to become past due. The auto loans were purchased in 1995 and 1996 under a warehouse financing arrangement the Company had with an originator of sub-prime automobile loans. The intent of the financing was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans and sell to institutional investors. At that time, the loans would be sold back to the originator. The loans were serviced by an independent third party servicer and the loans had various levels of insurance and in addition were guaranteed as to principal and interest payments by the originator of the loans. The maximum amount that the Company had outstanding at any point in time was a balance of $14.6 million during February 1996. The Company has not funded any loans since that time and as of September 30, 1997, the carrying amount of the sub-prime auto loan portfolio was $1.1 million. Actions have been taken to repossess the collateral on the delinquent loans and to enforce the guarantee of the originator of these loans; however, it is anticipated that some portion of these loans will ultimately result in a charge-off due to the possible inability of the originator to perform under its guaranty.* In addition, the level of insurance collected on policies paying for credit losses on the loans has been lower than anticipated. The Company recorded $2.0 million in net charge-offs in fiscal 1997, which includes $1.9 million due to the aforementioned auto loans. Also included in non-performing assets in 1997 is a single $850,000 commercial real estate loan on a shopping center.

Non-performing assets as of September 30, 1995 and 1994 included a single $5.7 million multi-family construction loan on a 104-unit apartment complex. During the year ended September 30, 1995, the loan was transferred from nonaccrual to foreclosed properties. The property was sold during 1996 at a gain of $684,000.

CLASSIFICATION OF ASSETS

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions by regulatory authorities, regulatory examiners have authority to identify problem assets as Substandard, Doubtful or Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the Company is not warranted. Assets classified as Substandard or Doubtful require the Company to establish prudent general allowances for loan losses. Assets classified as Loss must either be charged off or must have a specific allowance established for 100% of the asset classified as a Loss. At September 30, 1997, the Company had assets classified as Substandard of $4.7 million, $899,000 classified as Doubtful and none classified as Loss. The amounts in the Substandard classification primarily consist of the previously discussed sub-prime auto loans and real estate-related loans with minor credit concerns. Most of the real estate-related loans are current as to principal and interest, but have some weaknesses that are being monitored by the Company.

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

A summary of activity in the allowance for losses on loans follows:

                                                           Year Ended September 30,
                                             1997        1996        1995        1994        1993
                                            ------      ------      ------      ------      ------
                                                            (Dollars in thousands)
Balance at beginning of year ...........    $5,217      $4,076      $3,435      $3,204      $3,181
Provision for loan losses ..............     1,280       1,300         240         240          95
Charge-Offs:
    Mortgage Loans:
       One- to four family .............        24          15          42          52          24
       Multifamily .....................      --          --           210        --          --
       Commercial real estate ..........      --          --          --          --          --
       Home equity .....................      --             6        --            13          24
    Consumer ...........................     2,028         167          55          17          29
    Commercial and agricultural ........         2        --          --          --          --
                                            ------      ------      ------      ------      ------
          Total charge-offs ............     2,054         188         307          82          77

Recoveries:
    Mortgage Loans:
       One- to four family .............      --          --          --          --          --
       Multifamily .....................      --          --          --          --          --
       Commercial real estate ..........      --          --          --          --          --
       Home equity .....................      --            21        --          --          --
    Consumer ...........................        80           8          12           2           5
    Commercial and agricultural ........         1        --             2        --          --
                                            ------      ------      ------      ------      ------
          Total recoveries .............        81          29          14           2           5
                                            ------      ------      ------      ------      ------

Net Charge-Offs ........................     1,973         159         293          80          72
Acquired bank's allowance ..............     1,678        --           694        --          --
Reclassified allowance .................      --          --          --            71        --

                                            ======      ======      ======      ======      ======
Balance at end of period ...............    $6,202      $5,217      $4,076      $3,435      $3,204
                                            ======      ======      ======      ======      ======

Ratio of allowance for loan losses to
gross loans receivable at end of period.      0.79%       0.78%       0.77%       0.74%       0.88%

Ratio of allowance for loan losses to
non-performing loans at end of period...       207%        134%        944%         45%        161%

Ratio of net charge-offs to average
Gross loans during period ..............      0.30%       0.03%       0.06%       0.02%       0.02%


It is not anticipated that charge-offs during the year ending September 30, 1998 will exceed the amount allocated to any individual category of loans.* Furthermore, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except for the subprime auto loans and the single commercial real estate loan previously discussed. The 1997 increase in the amount of the allowance for loan losses supports the growth in the loan portfolio and is primarily attributable to the $1.7 million allowance of the acquired Kilbourn State Bank. In addition, the increase in the allowance for loan losses supports the increase in loan types other than one- to four-family mortgage loans. Such loans may result in a higher level of charge-offs than the Company's more traditional lending products.

The following table shows the Company's total allowance for loan losses and the allocation to the various categories of loans at the dates indicated.

                                                                      At September 30,
                                     -------------------------------------------------------------------------------------
                                               1997                        1996                          1995
                                     --------------------------  ----------------------------   --------------------------
                                                         % of                          % of                         % of
                                              % of     Loans in            % of      Loans in            % of     Loans in
                                              Total    Category            Total     Category            Total    Category
                                             Loans by  to Total           Loans by   to Total           Loans by  to Total
                                     Amount  Category   Loans    Amount   Category     Loans    Amount  Category    Loans
                                     ------  --------  --------  ------   --------   --------   ------  --------  --------
                                                                    (Dollars in thousands)
Breakdown of Allowance:
   Mortgage loans:
   One- to four-family ............  $  925     0.32%   36.6%    $  957     0.32%      45.3%    $1,031    0.44%     44.1%
   Multi-family ...................     670     0.66%   12.9%       840     0.81%      15.4%       957    1.02%     17.6%
   Commercial real estate .........   1,281     1.46%   11.2%       593     1.28%       6.9%       619    2.19%      5.3%
   Home equity ....................     629     0.55%   14.7%       449     0.50%      13.5%       504    0.63%     15.1%
                                     ------            -----     ------               -----     ------             -----
Total mortgage loans ..............   3,505             75.4%     2,839                81.1%     3,111              82.1%
Consumer ..........................     717     0.59%   15.4%     2,128     2.12%      15.0%       789    0.96%     15.4%
Commercial and agriculture ........   1,980     2.74%    9.2%       250     0.99%       3.9%       176    1.29%      2.5%
                                     ------            -----     ------               -----     ------             -----
   Total allowance for loan losses.  $6,202            100.0%    $5,217               100.0%    $4,076             100.0%
                                     ======            =====     ======               =====     ======             =====


                                                              At September 30,
                                     ------------------------------------------------------------------
                                                  1994                              1993
                                     -------------------------------      ------------------------------
                                                              % of                                % of
                                                  % of      Loans in                % of        Loans in
                                                  Total     Category                Total       Category
                                                 Loans by   to Total               Loans by     to Total
                                     Amount      Category     Loans       Amount   Category       Loans
                                     ------      --------   --------      ------   --------     --------
                                                           (Dollars in thousands)
Breakdown of Allowance:
   Mortgage loans:
   One- to four-family ............  $  718        0.27%      51.6%       $  619     0.32%         53.3%
   Multi-family ...................   2,068        2.07%      20.5%        1,252     2.05%         16.8%
   Commercial real estate .........     163        0.89%       4.0%          954     4.92%          5.3%
   Home equity ....................     259        0.39%      14.2%          251     0.38%         17.9%
                                     ------                 ------        ------                  -----
Total mortgage loans ..............   3,208                   90.3%        3,076                   93.3%
Consumer ..........................     227        0.51%       9.7%          128     0.52%          6.7%
Commercial and agriculture ........    --           --         --           --        --            --
                                     ------                 ------        ------                  -----
   Total allowance for loan losses.  $3,435                  100.0%       $3,204                  100.0%
                                     ======                 ======        ======                  =====




The increase in the allocated reserve on commercial real estate was due to the aforementioned shopping center loan, the increase in the reserve allocated on commercial loans was due to the increased volume of lending in that area along with the reserve that was part of the Kilbourn State Bank acquisition, while the decrease in the allocated reserve on consumer loans was due to the decrease in non-performing subprime auto loans.

INVESTMENT ACTIVITIES

GENERAL

The investment policy of the Company, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain required liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement the Company's lending activities. The Company's investment policy permits investment in various types of liquid assets permissible under OTS regulations, which include U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances and the purchase of federal funds. The Company also invests in corporate debt, asset-backed securities, mortgage-backed securities ("MBS's") and collateralized repurchase agreements, municipal securities, mortgage mutual funds, collateralized mortgage obligations ("CMO's"), real estate mortgage investment conduits ("REMIC's"), interest-only stripped securities ("IO's"), principal-only stripped securities ("PO's") and CMO residuals. At the time of purchase, all of the Company's investments are investment grade as rated by at least one of the major rating agencies.

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

The investment activities of the Company consist primarily of investments in mortgage-backed and related securities and other debt and equity securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof and corporate obligations. Typical investments include federally sponsored agency mortgage pass-throughs, private issue and senior-subordinated pass-throughs and federally sponsored agency and private issue CMO's.

MORTGAGE-BACKED AND RELATED SECURITIES

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgage loans, the principal and interest payments on which are passed from the mortgage loan originators through intermediaries that pool and repackage the participation interest in the form of securities for sale to investors such as the Company. Such intermediaries which guarantee the payment of principal and interest to investors can be government sponsored enterprises such as FHLMC, FNMA and GNMA or private mortgage security conduits. Mortgage-backed securities issued by government sponsored enterprises generally increase the quality of the Company's assets by virtue of the guarantees that back them. When the intermediary is a private entity, neither the principal or interest on such securities is guaranteed. In addition, loans that back private mortgage-backed securities generally are non-conforming loans and consequently have a greater amount of credit risk. Private issue mortgage-backed securities generally will have a higher rate of interest than agency securities to compensate for the higher level of credit risk. In addition, mortgage-backed securities generally are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgage loans that include loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgage loans can be composed of either fixed-rate mortgage loans or

ARM loans. Mortgage-backed securities generally are referred to as participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgage loans, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder while the credit risk is not, if guaranteed. The average life of a mortgage-backed pass-through security is equal to the average lives of the underlying mortgage loans and is dependent on rates of prepayments which are significantly influenced by changes in the interest rate environment. The actual prepayments of the underlying mortgage loans depend upon many factors, including the type of mortgage loan, the coupon rate, the age of the mortgage loan, the geographical location of the real estate collateralizing the mortgage loan and general levels of market interest rates. Mortgage-backed securities may be either agency issued or private issued. Credit risk would tend to be higher for private issue securities which would generally be reflected in a higher rate of return.

CMO's and REMIC's typically are issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed security pass-throughs, namely that they tend to pay off when interest rates fall. Although the CMO or REMIC structure is a legal entity on its own, the underlying collateral can be agency securities or individual loans. Thus, credit risk can vary depending upon the underlying collateral.

When purchased by the Company, these securities have credit ratings of A or better and meet the Federal Financial Institutions Examination Council definition of low-risk securities. At September 30, 1997, private-issue mortgage-backed securities, CMO's and REMIC's totaled $667.2 million, 74% of which had a credit rating of AAA, 21% of which had a credit rating of AA, 4% of which had a credit rating of A and 1% which had a credit rating of BBB. At September 30, 1996, private-issue mortgage-backed securities, CMO's and REMIC's totaled $567.4 million, 75% of which had a credit rating of AAA, 18% of which had a credit rating of AA, and 7% of which had a credit rating of A. During the year ended September 30, 1997, the Company incurred an impairment loss of $3.4 million on four private issue mortgage-backed securities with a carrying value prior to the impairment of $12.5 million. The new cost basis of these securities of $9.1 million is the Company's estimate of the fair value of these securities. This is the level at which the remaining cash flows should provide a return at a market rate of interest.* However, there can be no assurance that the write-down of these securities will be sufficient to cover all losses which the Company may in fact realize on such securities or that additional write-downs of these or other securities will not be necessary in the future. The four issues, two of which were rated "A" and two of which were rate "BBB", are collateralized by single-family loans relating to properties located primarily in California. The impairment loss was recognized because of reported delinquency, default and loss severity on the individual securities. It was determined that the various cash reserves and subordinate positions would not be adequate to fully protect the Company's investment and that the resultant cash flows to be received by the Company would be less than the carrying value of the securities. The Company is in the process of identifying and implementing additional procedures designed to provide earlier indications of issues relating to its' securities portfolio.

Private issue mortgage-backed securities and REMIC's have been an integral component of the Company's plan to increase earning assets by purchasing such securities and funding them with advances from the Federal Home Loan Bank or with brokered certificates of deposit. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on mortgage related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. In determining if declines in value in mortgage-backed and related securities are other than temporary, management estimates future cash flows to be generated by pools of loans underlying the securities. Included in this evaluation are such factors as i) estimated loan prepayment rates, ii) a review of delinquencies, foreclosures, repossessions and recovery rates relative to the underlying mortgage loans collateralizing each security, iii) the level of available subordination or other credit enhancements, iv) an assessment of the servicer of the underlying mortgage portfolio, and v) the rating assigned to each security by independent national rating agencies.

At September 30, 1997, the aggregate securities of any single issuer (excluding securities of the U.S. government and U.S. government agencies and corporations) did not exceed 10% of the Company's shareholders' equity.

COMPOSITION OF THE COMPANY'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO

Held to Maturity. At September 30, 1997, the Company held $66.8 million in its mortgage-backed and related securities held to maturity portfolio. The estimated market value of those securities at that date was $66.2 million. Of this amount, at September 30, 1997, 100% were fixed rate REMIC securities. At September 30, 1997, the mortgage-backed and related securities held to maturity portfolio represented 4.0% of the Company's total assets compared to $68.4 million or 4.9% of total assets at September 30, 1996.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities held to maturity at September 30, 1997.

                      --------------------------------------------------------
                           Over one year to
                              five years                 Over ten years
                      ---------------------------  ---------------------------

                                      Weighted                     Weighted
                       Amortized       Average      Amortized      Average
                         Cost           Yield         Cost          Yield
                      ------------   ------------  -----------   -------------
                                                    (Dollars in thousands)
REMIC's:
FNMA................. $       108          8.55%   $     1,994        6.65%
FHLMC................           -            -           1,917        8.04%
Private Issue........           -            -          62,830        6.63%

                      -----------                  -----------
                      $       108                  $    66,741
                      ===========                  ===========


                      --------------------------------------------------------
                                                      Total
                      ------------   -----------------------------------------
                        Average
                       Remaining                    Estimated      Weighted
                       Years to       Amortized       Fair         Average
                       Maturity         Cost          Value         Yield
                      ------------   ------------  -----------   -------------
                       (Dollars
                          in
                      thousands)
REMIC's:
FNMA.................    16.2         $    2,102     $   2,100      6.70%
FHLMC................    17.9              1,917         1,944      8.04%
Private Issue........    22.4             62,830        62,175      6.63%
                                      ----------     --------
                                      $   66,849     $ 66,219
                                      ==========     ========

available for sale with a carrying and estimated market value of $620.7 million or 37.4% of total assets. Of these, $20.4 million were MBS's issued by various federal agencies, $224.9 million were private issue MBS's, $221.8 million were agency REMIC's, $153.7 million were private issue REMIC's and $37,000 were CMO residuals. At September 30, 1996, the Company's mortgage-backed and related securities held for sale were $519.8 million, representing 37.0% of total assets. Of these, $19.8 million were MBS's issued by various federal agencies, $197.3 million were private issue MBS's, $95.4 million were agency REMIC's, $206.4 million were private issue REMIC's, $842,000 were adjustable rate mortgage mutual fund investments and $68,000 were CMO residuals. The
Company is utilizing its capital position to increase earning assets by increasing the level of mortgage-backed and related securities. During the past year, the emphasis has been on purchasing adjustable rate private issue mortgage-backed securities and adjustable rate REMIC's which the Company views as having favorable interest rate risk and pricing characteristics in comparison to other investment alternatives. Although there may various subordination levels within the MBS or REMIC structure or levels of collateral underlying the securities that should protect the Company's position in the securities, private issue securities represent an additional level of credit risk when compared with agency issue securities. The Company takes its perception of that additional credit risk into consideration when making the determination of whether to buy the security at the price and yield offered.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities available for sale at September 30, 1997.

                      ------------------------------------------------------------------------------------
                           Over one year to            Over five years to
                              five years                   ten years                 Over ten years
                      ---------------------------  ---------------------------  --------------------------
                                       Weighted                    Weighted                    Weighted
                       Amortized       Average      Amortized      Average       Amortized      Average
                         Cost           Yield         Cost          Yield          Cost          Yield
                      ------------    -----------  ------------  -------------  ------------  ------------
                                                    (Dollars in thousands)
Participation certificates:
GNMA.................          --        --                 --       --         $     3,604      9.60%
FNMA.................          --        --                 --       --              12,277      5.44%
FHLMC................ $     3,932       6.84%               --       --                 146     10.00%
Private Issue........          --        --        $     6,229      7.58%           218,301      7.25%

REMIC's:
GNMA.................       4,219       5.88%               --       --                  --       --
FNMA.................      10,487       6.54%              811      7.64%            54,887      7.00%
FHLMC................         705       7.21%               --       --             149,446      7.45%
Private Issue........       2,245       6.14%               --       --             151,413      8.31%
                      ============                 ============                 ============
                       $   21,588                  $     7,040                    $ 590,074
                      ============                 ============                 ============


                                     -------------------------------------------------------
                                                             Total
                                     -------------------------------------------------------
                                       Average
                                      Remaining                   Estimated      Weighted
                                      Years to      Amortized        Fair         Average
                                      Maturity        Cost          Value          Yield
                                     ------------  ------------  -------------  ------------
                                                     (Dollars in thousands)
Participation certificates:
GNMA.................                   21.54      $     3,604    $     3,903      9.60%
FNMA.................                   29.44           12,277         12,367      5.44%
FHLMC................                    4.04            4,078          4,102      6.95%
Private Issue........                   27.03          224,530        224,861      7.26%

REMIC's:
GNMA.................                    4.55            4,219          4,247      5.88%
FNMA.................                   21.63           66,185         66,732      6.94%
FHLMC................                   28.21          150,151        150,805      7.45%
Private Issue........                   25.15          153,658        153,662      8.28%
                                                   ============  =============
                                                     $ 618,702      $ 620,679
                                                   ============  =============


Held for Trading. At September 30, 1997 and 1996, the Company did not have any assets in its trading portfolio. The trading portfolio of the Company has typically carried various mortgage-backed or related securities that are purchased for short-term trading profits or securities that are required to be classified as such by regulatory definition. The Company may from time to time originate mortgage loans which are swapped for mortgage-backed securities backed by the original loans. These securities are required to be classified as trading securities. The Company expects to continue to sell mortgage loans by this method in future years.*

OTHER SECURITIES

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

COMPOSITION OF THE COMPANY'S DEBT AND EQUITY SECURITIES PORTFOLIO

Held to Maturity. At September 30, 1997, the Company had debt securities with an amortized cost of $3.8 million and an estimated market value of $3.9 million. Of the total, $3.0 million were U.S. Treasury and agency obligations and $0.8 million were state and municipal obligations. The Company purchases debt securities that are in the top three investment grades (A or better) at the time that the investment is made.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities held to maturity at September 30, 1997. The yields on the municipal securities represent their taxable-equivalent yield.




                                    -------------------------------------------------------------------------------
                                                                   Over one year to         Over five years to
                                       Less than one year             five years                 ten years
                                    -------------------------  ------------------------- --------------------------
                                                  Weighted                   Weighted                   Weighted
                                     Amortized     Average      Amortized     Average     Amortized     Average
                                       Cost         Yield         Cost         Yield        Cost         Yield
                                    ------------ ------------  ------------ ------------ ------------ -------------
                                                                (Dollars in thousands)
U.S. Treasury and agency..........  $     2,001     7.83%     $     1,022     7.94%          --          --
State and municipal obligations...           --      --               250     9.09%    $       560     9.28%
                                    -----------               -----------              -----------
                                    $     2,001               $     1,272              $       560
                                    ===========               ===========              ===========


                                     ------------------------------------------------------
                                                              Total
                                     ------------------------------------------------------
                                         Average
                                        Remaining                 Estimated     Weighted
                                        Years to     Amortized      Fair        Average
                                        Maturity       Cost         Value        Yield
                                       ------------ ------------ ------------ -------------
                                        (Dollars in thousands)
U.S. Treasury and agency............       0.7      $     3,023  $     3,069     7.87%
State and municipal obligations.....       5.5              810          839     9.22%
                                                    -----------  -----------
                                                    $     3,833  $     3,908
                                                    ===========  ===========

Available for Sale. At September 30, 1997, the Company had securities available for sale with an amortized cost and estimated market value of $56.2 million. Of the total, $22.1 million were U.S. Treasury or agency obligations, $0.4 million were state and municipal securities, $5.5 million were corporate notes and bonds, $20.7 million were asset-backed securities and $7.5 million were marketable equity securities, primarily shares of mutual funds invested in bank or thrift eligible securities.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 1997. The yields on the municipal securities represent their taxable-equivalent yield.


                                    -------------------------------------------------------------------------------
                                                                   Over one year to         Over five years to
                                       Less than one year             five years                 ten years
                                    -------------------------  ------------------------- --------------------------
                                                  Weighted                   Weighted                   Weighted
                                     Amortized     Average      Amortized     Average     Amortized     Average
                                       Cost         Yield         Cost         Yield        Cost         Yield
                                    ------------ ------------  ------------ ------------ ------------ -------------
                                                                (Dollars in thousands)
U.S. Treasury and agency.........   $     3,503     6.12%      $    14,589     6.31%     $     1,933     7.81%
State and municipal obligations..            --      --                 60     7.05%             369     7.83%
Corporate notes and bonds........         4,518     5.98%            1,000     6.31%              --      --
Asset-backed securities..........            --      --              6,917     7.30%           3,951     6.51%
Marketable equity securities.....         7,461     5.11%               --      --                --      --
                                    -----------                -----------               -----------
                                    $    15,482                $    22,566               $     6,253
                                    ===========                ===========               ===========


                                    -------------------------  ----------------------------------------------------

                                          Over ten years                             Total
                                    -------------------------  ----------------------------------------------------
                                                                 Average
                                                  Weighted      Remaining                 Estimated     Weighted
                                     Amortized     Average       Years to    Amortized      Fair        Average
                                       Cost         Yield       Maturity       Cost         Value        Yield
                                    ------------ ------------  ------------ ------------ ------------ -------------
                                                                (Dollars in thousands)
U.S. Treasury and agency.........   $     2,001     7.39%          3.6      $    22,026  $    22,124     5.33%
State and municipal obligations..             -       -            7.0              429          435     7.72%
Corporate notes and bonds........             -       -             .9            5,518        5,527     6.04%
Asset-backed securities..........        10,332     6.65%         11.1           21,200       20,700     6.84%
Marketable equity securities.....             -       -             -             7,461        7,461     5.11%
                                    -----------                             -----------  -----------
                                    $    12,333                             $    56,634  $    56,247
                                    ===========                             ===========  ===========

AFFORDABLE HOUSING ACTIVITIES

The Company, through the Bank's subsidiary St. Francis Equity Properties ("SFEP"), invests in affordable housing properties throughout the State of Wisconsin. The properties qualify for tax credits under Section 42 of the Internal Revenue Code ("Code"). The Code provides a per state volume cap on the amounts of low-income housing tax credits that may be taken in each state. In order to claim a tax credit, a credit allocation must be received from the appropriate state or local housing development authority, which in Wisconsin is the Wisconsin Housing and Economic Development Authority ("WHEDA"). Typically, SFEP will commit to the equity funding of a specific property that a developer has submitted to WHEDA for approval and received. The developer then builds the property, generally with financing from the Bank, with final equity funding from SFEP coming at the completion of construction. Each property is structured as a limited liability partnership ("LLP") or limited liability corporation ("LLC"), with SFEP being a 98% or 99% partner or owner in each individual LLP or LLC.

The investment in the properties is treated as an equity investment for accounting purposes and the financial condition, results of operations and cash flows of each LLP or LLC is consolidated in the Company's financial statements. The operations of the properties are not expected to contribute significantly to the Company's net income before income taxes. However, the properties do contribute in the form of income tax credits, which lower the Company's effective tax rate. Once established, the credits on each property last for ten years and are passed through from the LLP or LLC to SFEP and reduce the consolidated federal tax liability of the Company. Gross revenues of SFEP were $3.4 million, $1.9 million and $1.1 million for the years ended September 30, 1997, 1996 and 1995 respectively. Gross expenses of SFEP were $3.9 million, $2.2 million and $1.4 million for each of the three years. The net operating loss of SFEP results in an income tax benefit which is then increased by the income tax credits which totaled $2.9 million, $1.6 million and $875,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

SFEP has been increasing the number and dollar amount invested in affordable housing projects since first investing in 1993. At September 30, 1997 the amount invested in affordable housing projects was $51.5 million compared with $36.9 million at September 30, 1996. At September 30, 1997, SFEP was a equity partner in 25 projects compared with 20 at September 30, 1996.

The primary risk to the Company's results of operations from the affordable housing investments involves the maintenance of the tax credits. The Company has instituted several procedures which it believes will result in the maintenance of the tax credits. Those procedures include outside audit of the individual LLP or LLC including tenant compliance records, outside audit of the original development costs, review of the LLP or LLC and tenant compliance records by the Company's staff and review of audit and compliance records of the LLP or LLC performed by WHEDA. The Company believes that it has maintained compliance on all of its properties and that through September 30, 1997, no income tax credits are at risk.

Other risks of the affordable housing investments include the risks common to the owning and operating of apartment units, including, 1) length of time of initial lease up, 2) tenant vacancy factors, 3) operating costs of the properties, 4) unexpected or significant capital improvement costs, and 5) the market for the type of apartment unit in the area in which it resides. Although marketing studies are part of the initial development of the property, there can be no assurance that other similar properties might be built near any of the Company's properties at a later date and have an adverse effect upon the occupancy rate of the Company's units.

SOURCES OF FUNDS

GENERAL

The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, including brokered deposits, proceeds from principal and interest payment on loans, mortgage-backed and related securities and debt and equity securities, FHLB advances, and to a lesser extent, reverse repurchase agreements. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels, or they also may be used on a longer-term basis to support expanded lending or investment activities.* The Company utilizes advances from the FHLB and reverse repurchase agreements as sources for its borrowings. The Company is currently utilizing its capital position to increase assets by investing in primarily mortgage-backed or REMIC securities with adjustable rates or short and medium terms and financing the purchases with advances from the FHLB that generally match the expected maturity duration of the respective securities. At September 30, 1997 and 1996, the Company had advances from the FHLB of $385.1 million or 23.2% of total assets and $373.6 million or 26.6% of total assets, respectively. At September 30, 1997, the Company had reverse repurchase agreements outstanding of $22.5 million or 1.4% of total assets. The Company had no outstanding reverse repurchase agreements at September 30, 1996. Of the Company's outstanding FHLB advances at September 30, 1997, $95.0 million will mature before September 30, 1998. Based on sources and uses of funds projections, it is anticipated that all of the maturing advances, which represent 24.7% of the total FHLB advances outstanding, will be repaid upon their maturity dates.*

DEPOSITS

The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of demand accounts (non-interest bearing checking, NOW, MMDA and passbook) and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas in which its branches are located, and the Company relies principally on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types of advertising and promotion to attract and retain deposit accounts also are used. Deposit promotions may involve the use of specific advertising for a type of deposit or it may include some form of pricing incentive, either a deposit product with a higher rate than currently offered by most competitors in the Company's market area or a temporary pricing concession for a limited period of time. For several years, the Company also has used brokered deposits as a funding source for its business activities. The brokered deposits are used to fund both general operating activities of the Company and to fund the Company's leverage program. At September 30, 1997, the Company had $140.8 million of brokered deposits, representing 12.9% of total deposits, compared to $138.6 million or 15.8% of total deposits at September 30, 1996. Maturities of brokered certificates range from three months to longer term certificates and include certificates that are callable at the option of the Company. The Company has used brokered deposits to fund some operational activities when such funds offer a better or quicker funding source than retail deposits or FHLB advances.

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

At September 30, 1997, the Company had outstanding $48.6 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                               Amount at
                                                          September 30, 1997
                                                          ------------------
                                                            (IN THOUSANDS)

Three months or less.....................................  $     13,980
Over three through six months............................        17,599
Over six months through twelve months....................         6,675
Over twelve months.......................................        10,311
                                                           ------------
                    Total................................  $     48,565
                                                           ============

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

                                                            September 30,
                            -----------------------------------------------------------------------------
                                             1997                                   1996
                            --------------------------------------  -------------------------------------
                                            Percent                              Percent
                                               of         Average                   of          Average
                                             Total        Stated                  Total         Stated
                                Amount      Deposits       Rate       Amount     Deposits        Rate
                            -------------  ----------   ----------   ---------   --------      ----------
                                                       (Dollars in thousands)
Demand deposits:
    Non-interest bearing...  $    52,582     4.8%          --        $  34,377      3.9%          --
    Interest bearing.......       54,126     5.0%         1.61%         39,710      4.5%         1.49%
Passbook accounts..........      105,356     9.7%         2.91%         79,362      9.0%         2.87%
Money market
    Demand accounts........      265,382    24.4%         4.87%        176,838     20.2%         4.53%
Certificates...............      609,690    56.1%         6.06%        547,397     62.4%         5.60%
                             -----------  -------                    ---------   -------
Total deposits.............  $ 1,087,136   100.0%         4.95%      $ 877,684    100.0%         4.74%
                             ===========  =======                    =========   =======


                                        September 30,
                            --------------------------------------
                                             1995
                            --------------------------------------
                                           Percent
                                              of        Average
                                            Total       Stated
                               Amount      Deposits      Rate
                            ------------   --------   ------------
                                    (Dollars in thousands)
Demand deposits:
    Non-interest bearing...    $  26,879      3.9%          --
    Interest bearing.......       42,687      6.2%         1.47%
Passbook accounts..........       87,678     12.7%         2.75%
Money market
    Demand accounts........      121,016     17.6%         4.55%
Certificates...............      410,088     59.6%         5.81%
                               ---------    ------
Total deposits.............    $ 688,348    100.0%         4.78%
                               =========    ======

BORROWINGS AND OTHER FINANCING TRANSACTIONS

Although deposits are the Company's largest source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The Company utilizes borrowings as part of its asset/liability investment strategy. Borrowings are collateralized when management believes it can profitably re-invest those funds for the benefit of the Company. The Company obtains advances from the FHLB. These advances are collateralized by the capital stock of the FHLB held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Additionally, the Company is currently utilizing its capital position to increase assets by investing primarily in mortgage-backed REMIC securities with adjustable rates or short and medium terms and financing the purchases with advances from the FHLB that generally match the expected maturity duration of the respective securities. The maximum amount the FHLB will advance to member institutions for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the OTS and the FHLB. At September 30, 1997, the Company's FHLB advances totaled $385.1 million, representing 25.1% of total liabilities, up from the $373.6 million outstanding at September 30, 1996. At September 30, 1997, the Company had a borrowing capacity available of $199.2 million from the FHLB; however, additional securities may have to be pledged as collateral.

The Company's borrowings from time to time include reverse repurchase agreements. The form of reverse repurchase agreement used by the Company involves the sales of securities owned by the Company with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 days to six months. These transactions are treated as borrowings collateralized by the securities sold and are therefore included as other borrowings on the Company's Consolidated Financial Statements. These transactions are authorized by the Company's Investment Policy and are governed by agreements with primary government dealers under PSA Master Repurchase Agreements. At September 30, 1997 and 1996, the Company had $22.5 million and zero, respectively, of reverse repurchase agreements.

The Bank line of credit was established by the Company for purposes of funding activities of the Company. These typically include dividends, share repurchases and acquisitions for cash such as the Kilbourn State Bank acquisition. Dividends received from the Bank are used as the primary source of cash to pay principal and interest on the line of credit. The line of credit has a maximum borrowing amount of $20.0 million and is collateralized by the stock of the Bank. At September 30, 1997, the Company had $11.0 million outstanding on the line of credit. The line was not in existence at September 30, 1996.

While increases in borrowings and changes in the collateralization levels due to market interest rate changes could require the Company to add collateral to secure its borrowings, the Company does not anticipate having a shortage of qualified collateral to pledge against its borrowings.

The following table sets forth certain information regarding the Company's FHLB advances, borrowed funds and reverse repurchase agreements at or for the years ended on the dates indicated.

                                                                     At or for the year ended September 30,
                                                                    ----------------------------------------
(Dollars in thousands)                                                 1997          1996          1995
------------------------------------------------------------------------------------------------------------
FHLB advances:
      Average balance outstanding...............................     $ 388,802    $  344,787    $   330,253
      Maximum amount outstanding at any month-end during
            the year............................................       422,569       373,569        343,505
      Balance outstanding at end of year........................       385,056       373,569        330,073
      Weighted average interest rate during the year (1)........          5.67%         5.43%          5.60%
      Weighted average interest rate at end of year.............          5.66%         5.45%          5.61%
Reverse repurchase agreements:
      Average balance outstanding...............................     $  5,425     $     703     $    10,062
      Maximum amount outstanding at any month-end during
            the year............................................        22,481          --           30,432
      Balance outstanding at end of year........................        22,481          --           13,521
      Weighted average interest rate during the year (1)........          5.60%         5.81%          5.69%
      Weighted average interest rate at end of year.............          5.80%         --             5.81%
Bank line of credit
      Average balance outstanding...............................     $   5,615          --              --
      Maximum amount outstanding at any month-end during
            the year............................................
      Maximum amount outstanding at any month-end during
           the year.............................................        12,000          --              --
      Balance outstanding at end of year........................        11,000          --              --
      Weighted average interest rate during the year (1)........          6.89%         --              --
      Weighted average interest rate at end of year.............          6.93%         --              --
Total advances, reverse repurchase agreements
and bank line of credit:
      Average balance outstanding...............................     $ 399,842    $  345,490    $   340,315
      Maximum amount outstanding at any month-end during
            the year............................................       439,875       373,569        365,937
      Balance outstanding at end of year........................       418,537       373,569        343,594
      Weighted average interest rate during the year (1)........          5.69%         5.43%          5.61%
      Weighted average interest rate at end of year.............          5.70%         5.45%          4.97%


(1) Computed on the basis of average daily balances.


SUBSIDIARY ACTIVITIES

During the fiscal year ended September 30, 1997, the Bank had four wholly-owned subsidiaries: St. Francis Insurance Corp. ("S-F Insurance"), St. Francis Equity Properties, Inc. ("S-F Equity"), S-F Mortgage Corp. ("S-F Mortgage") and SF Investment Services ("SF Investment").

S-F Insurance. S-F Insurance offers credit life and disability insurance on consumer and mortgage loans sold exclusively through licensed agents who also are employees of the Bank. The Bank is reimbursed by S-F Insurance for administration and sales services provided by the Bank. At September 30, 1997, the Bank's total investment in S-F Insurance was approximately $186,000 and S-F Insurance's assets of $186,000 consisted primarily of cash.

S-F Equity Properties. S-F Equity Properties ("SFEP") is a Wisconsin corporation incorporated in February 1993 to own, operate and develop multi-family rental property, either as a limited partner or through other ownership status, for investment and subsequent resale. Properties include projects for low-to-moderate income housing, which would qualify for tax credits under Section 42 of the Internal Revenue Code (the "Code"). SFEP is currently a limited partner in 25 projects within the state of Wisconsin. Additionally, the Bank has provided financing to 24 of the projects. However, the primary return to the Company on these projects is in the form of tax credits earned over the first ten years of the projects life. At September 30, 1997, the Bank had loans outstanding to such projects of $28.8 million. At September 30, 1997, the Bank's total investment in S-F Equity was approximately $2.5 million and S-F Equity's assets of $53.5 million consisted primarily of its interests in the properties developed.

S-F Mortgage. S-F Mortgage is presently an inactive subsidiary which has not engaged in business during the past five years. The Company has no current plans to activate S-F Mortgage. At September 30, 1997, the Bank's total investment in S-F Mortgage was approximately $190,000 and S-F Mortgage's assets of $190,000 consisted primarily of cash.

SF Investment. SF Investment is a company incorporated in Nevada for the purpose of managing a portion of the Bank's investment portfolio. At September 30, 1997, the Bank's total investment in SF Investment was approximately $239.8 million and the assets consisted primarily of mortgage-related securities.

PERSONNEL

As of September 30, 1997, the Company had 310 full-time employees and 90 part-time employees. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good.

FEDERAL TAXATION

GENERAL

The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Company and does not purport to be a comprehensive description of all applicable tax rules.

BAD DEBT RESERVES

For the taxable years beginning before 1996, savings institutions, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Each year the Bank would review the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

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

CORPORATE ALTERNATIVE MINIMUM TAX

For taxable years beginning after December 31, 1986, the Internal Revenue Code imposes an alternative minimum taxable income ("AMTI") which is imposed at a rate of 20%. For the taxable years beginning before 1996, the excess of the bad debt reserve deduction using the percentage of taxable income method, over the deduction that would have been allowable under an experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. From time to time the Company may be subject to AMT tax. The Company was subject to an environmental tax liability for the year ended September 30, 1996, which was not material.

DISTRIBUTIONS

To the extent that (i) the Company's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Company makes "non-dividend distributions" to shareholders that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Company's taxable income. Non-dividend distributions include distributions in excess of the Company's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Company's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Company's bad debt reserves.

The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt loans, such as for the payment of dividends or other distributions with respect to the Company's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state taxes). See and "-Regulation" for limits on the payment of dividends of the Bank and the Company.

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

REGULATION

The Company is a savings and loan holding company registered with and subject to regulation by the Office of Thrift Supervision (the "OTS") under the Home Owners' Loan Act of 1993, as amended (the "HOLA"). Prior to the consummation of the merger of Bank Wisconsin with and into the Bank (the "Merger"), the Company was also a bank holding company registered with and subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file certain reports and otherwise comply with the rules and regulations of the OTS, the FRB, and the Securities and Exchange Commission (the "SEC") under the federal securities laws. The Bank, as a federally chartered savings bank, is subject to regulatory oversight by its primary regulator, the OTS. Bank Wisconsin, as a state chartered commercial bank, was formerly subject to regulatory supervision by the Wisconsin Department of Financial Institutions, Division of Banking (the "Division") and the Federal Deposit Insurance Corporation, (the "FDIC"), its primary federal regulator. Since the Merger was consummated near the end of this past fiscal year, a brief summary of those regulations applicable to Bank Wisconsin and the Company by virtue of its status as a bank holding company is included in the discussion below.

HOLDING COMPANY REGULATIONS

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

The BHCA required the Company to obtain prior FRB approval before it could acquire substantially all of the assets of any bank, or ownership or control or any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

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

The Bank is required to file periodic reports with the OTS Regional Director and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted, examiners may, among other things, require the Bank to provide for higher general or specific loan loss reserves or write down the value of certain assets. The last regular examination by the OTS was in July 1997.

ASSESSMENTS

Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's OTS assessment for the six month period ended June 30, 1997 was $126,000, based on the Bank's assets as of March 31, 1997 of $1.4 billion and the current OTS assessment rate.

QUALIFIED THRIFT LENDER REQUIREMENT

In order for the Bank to exercise the powers granted to SAIF-insured institutions and maintain full access to Federal Home Loan Bank ("FHLB") advances, it must qualify as a qualified thrift lender ("QTL"). Under the HOLA and OTS regulations, savings institutions are required to maintain a level of qualified thrift investments equal to at least 65% of its "portfolio assets" (as defined by statute) on a monthly basis for nine out of twelve months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of the residential mortgages and related investments. As of September 30, 1997, the Company maintained 88.0% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

WISCONSIN COMMERCIAL BANK REGULATION

As a Wisconsin chartered commercial bank, Bank Wisconsin was authorized to make loans and investments, provided that the total liabilities of any person, partnership, corporation or bank did not exceed 20% of the capital of the bank with certain exceptions.

Bank Wisconsin was also permitted to invest funds in certain types of debt and equity securities, including obligations of local governments and agencies. Investment of debt securities in local government units could not exceed 50% of the capital of the bank, and temporary borrowings of any local government unit maturing within one year from date of issue could not exceed 60% of the bank's capital and surplus. Bank Wisconsin could also invest in equity positions, such as profit-participation projects, in an amount determined by the Division.

The Division examined the affairs of Bank Wisconsin on an annual basis. The Division was permitted to assess Bank Wisconsin fees in connection with any examination, as well as an annual assessment for maintenance of the Division's office.

FEDERAL REGULATIONS

The Bank is and Bank Wisconsin formerly was subject to federal regulations which address various issues including, but not limited to, insurance of deposits, capital requirements, and community reinvestment requirements.

o    INSURANCE OF DEPOSITS

     The Bank's deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. Bank Wisconsin's deposits were insured up to applicable limits under the Bank Insurance Fund ("BIF") of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized". These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessments risk classifications, with reduced insurance rates paid by well capitalized, financially sound institutions and higher rates paid by undercapitalized institutions that pose a substantial risk of loss to the insurance fund unless effective corrective action is taken.

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


o        CAPITAL REQUIREMENTS

     FDIC REGULATION

     Bank Wisconsin was required to follow FDIC capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. Under the FDIC capital regulations, Bank Wisconsin had to meet the following capital standards: (i) "Tier 1 capital" in an amount not less than 3% of total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk-weighted assets. At the time of the Merger, Bank Wisconsin exceeded all of the FDIC capital requirements.

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

     The following table summarizes the Bank's capital ratios and the ratios required by federal regulations at September 30, 1997:

                                             Regulatory
                                             Requirement             Capital             Excess Capital
                                         --------------------  ---------------------  ---------------------
             Capital Standard             Amount    Percent     Amount     Percent     Amount     Percent
      --------------------------------   ---------  ---------  ----------  ---------  ---------   ---------
                                                              (Dollars in thousands)
      Tangible capital...............      24,661      1.50%     117,337      7.14%     92,676       5.64%
      Core capital ..................      49,363      3.00%     117,337      7.14%     67,974       4.14%
      Risk-based capital.............      80,523      8.00%     122,856     12.21%     42,333       4.21%

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

     Each savings institution must also maintain total capital equal to at least 8% of risk-weighted assets. Total capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as defined above. Supplementary capital includes permanent capital instruments such as, cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, maturing capital instruments such as, subordinated debt, intermediate-term preferred stock and mandatory redeemable preferred stock, subject to an amortization schedule, and general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets. The OTS risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of five risk categories based on the amount of credit risk associated with that particular class of asset.

     COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act of 1977, as amended (the "CRA"), a depository institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal regulators to assess the institution's record of meeting with the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings and requires an institution's primary regulator to provide a written evaluation of an institution's performance. The Bank's latest CRA rating, received in May 1996, was "Outstanding."

     On May 4, 1995, the federal banking regulators adopted a final rule ("Final CRA Rule") governing compliance with CRA. The Final CRA Rule eliminates the previous CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final CRA Rule was phased in over a period of time and became fully effective July 1, 1997. Under the Final CRA Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three assessment tests relating to lending, investment and service. Management of the Company does not anticipate that the new CRA regulations will adversely affect the Bank.

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

Members of the FHLB-Chicago are required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. Further, at no time shall advances (borrowings) from the FHLB-Chicago exceed 20 times the amount paid by such member for FHLB-Chicago capital stock. The Bank is in compliance with these requirements with a total investment in FHLB-Chicago stock of $20.8 million at September 30, 1997.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At September 30, 1997, the Bank had $385.1 million in advances from the FHLB-Chicago. See "Business of the Company."

RESERVE REQUIREMENTS

Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts). Under Regulation D, a depository institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts. There has been a 0% reserve requirement on non-personal deposits since December 27, 1990. In addition, the first $4.4 million of otherwise reservable liabilities are exempt from the reserve requirement. These percentages and tranches are subject to adjustment by the FRB. As of September 30, 1997, the Bank met Regulation D reserve requirements.

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

When extending credit to an insider, an institution must apply underwriting policies and procedures no less stringent than those applied for comparable transactions with non-insiders. Generally, all loans to insiders must be approved by a majority of the institution's disinterested directors. Any credit extension to an executive officer must be reported to the board of directors, include a current financial statement of the borrower, and include a demand feature which permits the institution to call the loan if the officer's borrowings from other institutions aggregated with the loan exceeds applicable limits. An insider cannot knowingly receive, or permit a related interest to receive, a loan that violates applicable regulations. The Bank has not been significantly affected by such restrictions on loans to insiders.

TRANSACTIONS WITH AFFILIATES

The Bank is required and Bank Wisconsin was required to comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates. Generally, Sections 23A and 23B limit the extent to which the insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions. Exemptions from 23A or 23B may be granted only by the Federal Reserve Board. The Company has not been significantly affected by such restrictions on transactions with affiliates.

FEDERAL SECURITIES LAWS

The Company's Common Stock is registered with the SEC under Section 12(g) of the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other restrictions and other requirements of the SEC under the Exchange Act.

ITEM 2.  PROPERTIES

The Company conducts its business through 19 full-service locations, two limited service offices in residential retirement communities and two loan production offices. Nine of the full-service branches are located in Milwaukee County, five are in Waukesha County, three are in Washington County, one in Ozaukee County, and one is in Walworth County. Management believes the current facilities are adequate to meet the present and immediately foreseeable needs of the Company. The total net book value of property owned by the Company was $17.4 million at September 30, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the three months ended September 30, 1997.

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

JAMES C. HAZZARD, age 52, is an Executive Vice President of the Bank. Mr. Hazzard has held his position with the Bank since September 1997. From November 1994 to September 1997, Mr. Hazzard was President of Bank Wisconsin, a subsidiary of the Company that was merged into the Bank during 1997. Prior to joining Bank Wisconsin, Mr. Hazzard served as President and Chief Executive Officer of Associated Bank/F&M Bank Menomonee Falls, Wisconsin.

WILLIAM R. HOTZ, age 52, is Secretary and is an Executive Vice President of the Company and of the Bank. Mr. Hotz joined the Company in those positions in May 1997 and was appointed an Executive Vice President of the Bank in September 1997. Prior to joining the Company and the Bank, Mr. Hotz was a shareholder of the law firm of von Briesen, Purtell & Roper, s.c.

BRUCE R. SHERMAN, age 52, is an Executive Vice President of the Company and of the Bank. Mr. Sherman became Executive Vice President of the Company and the Bank in September 1997. Mr. Sherman had been a Vice President of the Company since June 1993 and Senior Vice President and Treasurer of the Bank since 1984.

BRADLEY J. SMITH, age 42, is an Executive Vice President of the Bank. Mr. Smith became Executive Vice President of the Bank in January 1997. Prior to joining the Bank, Mr. Smith was a Senior Vice President of Provident Bank in Cincinnati, Ohio from 1993 to 1996 and a Vice President prior to 1993.

JON D. SORENSON, age 42, is Chief Financial Officer and Treasurer and is an Executive Vice President of the Company and of the Bank. Mr. Sorenson became Chief Financial Officer and Treasurer of the Company in November 1992, and of the Bank in September 1997. From December 1992 to September 1997, Mr. Sorenson was a Senior Vice President of the Bank and prior to that he was a Vice President of the Bank.

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

As of October 31, 1997, there were approximately 1,300 holders of record and approximately 3,100 beneficial holders owning a total of 5,226,998 shares.

The Company paid quarterly dividends of $0.10 per share starting in November 1995, increased the dividend to $0.12 per share in November 1996 and increased it again to $0.14 per share in November 1997. No dividends were paid prior to November 1995. While there can be no assurance of the payment of future dividends, the Company anticipates that future dividends, if paid, would be paid on a quarterly basis in February, May, August and November. Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including regulatory restrictions which affect the payment of dividends by the Company's subsidiaries to the Company.

On September 25, 1997, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles shareholders to buy one one-hundredth of a share of the Company's preferred stock at an exercise price of $150. Rights do not become exercisable until eleven business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of the Company's common stock, or in the event a person or group owning 10% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If the Company is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are excercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire in ten years.

On November 11, 1997, the Company's current share repurchase plan expired. The plan was in effect from November 11, 1996 to November 11, 1997 and allowed for the purchase of up to 538,100 shares over the twelve month period. The Company actually purchased 275,000 shares during that time period at an average cost of $32.07 per share. On October 31, 1997 the Company announced that, subsequent to the expiration of its current share repurchase program, it had adopted a share repurchase program for its common stock. The Company plans to purchase up to 10%, or approximately 523,000 shares over a twelve month period commencing November 18, 1997 depending on market conditions. The repurchased shares will become treasury shares and will be used for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.

---------------------------------------------------------------------------------------------------------------
                                                                        September 30,
                                                  1997          1996         1995         1994         1993
---------------------------------------------------------------------------------------------------------------
 Selected Financial Data:                                                 (In thousands)
 Total assets................................   $1,660,649    $1,404,116   $1,189,215   $1,026,806     $812,473
 Cash and cash equivalents...................       42,858       22,459        20,780       15,951       11,753
 Loans receivable, net.......................      712,875      610,699       513,308      427,753      324,387
 Mortgage loans held for sale................       24,630       20,582         1,138        2,978       10,043
 Debt securities held to maturity............        3,833        6,215        49,928       23,804       28,813
 Debt and equity securities available for
      sale...................................       56,247       60,001         4,142        2,374          915
 Mortgage-backed and related securities
      held to maturity.......................       66,849       68,392       157,495      159,178      370,562
 Mortgage-backed and related securities
      available for sale.....................      620,716      519,766       360,077      336,772       32,655
 Deposits....................................    1,087,136      877,684       688,348      569,892      552,004
 Advances from the FHLB and other borrowings.      420,228      375,034       345,681      317,317      122,180
 Shareholders' equity........................      128,530      125,179       135,228      122,701      124,452

---------------------------------------------------------------------------------------------------------------
                                                                   Year Ended September 30,
                                                1997          1996         1995         1994         1993
---------------------------------------------------------------------------------------------------------------
 Selected Operating Data:                                  (In thousands, except per share data)
 Total interest and dividend income......... $  108,146    $  92,097    $   83,787   $   60,133   $   49,784
 Total interest expense.....................     69,363       56,413        50,223       31,633       27,629
                                             ----------    ---------    ----------   ----------   ----------
    Net interest income before provision
      for loan losses.......................     38,783       35,684        33,564       28,500       22,155
 Provision for loan losses..................      1,280        1,300           240          240           95
                                             ----------    ---------    ----------   ----------   ----------
    Net interest income.....................     37,503       34,384        33,324       28,260       22,060
 Other operating income, net
 Loan servicing and loan related fees.......      1,813        1,258         1,276        1,116        1,110
 Impairment loss on mortgage-backed
      securities............................     (3,400)         --            --           --           --
 Gain (loss) on debt and equity and
      mortgage-backed and related securities
      available for sale,  net..............      1,289        3,311         2,576        (101)        2,351
 Gain on sales of mortgage loans held for
      sale, net.............................      1,562        1,057           261          137          649
 Other operating income (1).................      7,398        4,988         4,218        2,342        1,829
                                             ----------    ---------    ----------   ----------   ----------
    Total other operating income, net.......      8,662       10,614         8,331        3,494        5,939
                                             ----------    ---------    ----------   ----------   ----------
 General and administrative expenses (2)....     32,903       31,622        22,679       19,381       16,205
                                             ----------    ---------    ----------   ----------   ----------
 Income before income tax expense and
    cumulative effect of change in
    accounting principle....................     13,262       13,376        18,976       12,373       11,794
 Income tax expense.........................      1,544        2,911         6,277        4,336        4,625
                                             ----------    ---------    ----------   ----------   ----------
         Net income........................  $   11,718    $  10,465    $   12,699   $    8,037   $    7,169
                                             ==========    =========    ==========   ==========   ==========

         Earnings per share................  $     2.20    $    1.82    $     2.10   $     1.16   $     0.31
                                             ==========    =========    ==========   ==========   ==========

         Dividends per share.................$     0.48    $    0.40          n/a          n/a          n/a



(1) Other operating income for the year ended September 30, 1997 included the effects of a $3,400,000 write-down of mortgage-backed securities for other than temporary impairment.

(2) General and administrative expenses for the year ended September 30, 1996 include a one-time special SAIF assessment of $4.2 million.

----------------------------------------------------------------------------------------------------------------------------------
                                                                        At or For the Year Ended September 30,
                                                       1997             1996            1995             1994              1993
----------------------------------------------------------------------------------------------------------------------------------

 Selected Financial Ratios and Other Data:
 Performance Ratios (4):
   Return on average assets .................            0.77%            0.82%            1.10%            0.87%            1.00%
   Return on average equity .................            9.17             7.81            10.02             6.44             8.99
   Shareholders' equity to total assets .....            7.74             8.92            11.37            11.95            15.32
   Average shareholders' equity to average
      assets ................................            8.37            10.48            10.95            13.52            11.14
   Dividend payout ratio ....................           21.82            21.98              n/a              n/a              n/a
   Net interest spread during the period (1).            2.45             2.56             2.56             2.61             2.63
   Net interest margin (1) ..................            2.73             2.97             3.04             3.17             3.20
   General and administrative expenses to
      average assets ........................            2.16             2.47             1.96             2.10             2.26
   Other operating income to average assets..            0.57             0.83             0.72             0.38             0.83
   Average interest-earning assets to average
     Interest-bearing liabilities ...........          105.82           108.73           110.37           115.94           114.13


Asset Quality Ratios:
   Non-performing loans to gross loans (2) ..            0.38             0.58             0.08             1.65             0.54
   Non-performing assets to total assets (2).            0.21             0.28             0.53             0.75             0.29
   Allowance for loan losses to gross loans..            0.79             0.78             0.77             0.74             0.88
   Allowance for loan losses to
      non-performing loans (2) ..............          207.08           134.11           943.52            44.99           161.33
   Allowance for loan losses to
      non-performing assets (2) .............          181.82           131.41            65.06            44.89           134.91
   Net charge-offs to average loans .........            0.30             0.03             0.06             0.02             0.02

Regulatory Capital Ratios (3):
   Tangible ratio ...........................            7.14             6.86             8.49             8.97            11.62
   Core ratio ...............................            7.14             6.86             8.49             8.97            11.62
   Tier 1 risk-based ratio ..................           11.66            12.60            16.57            18.97            23.57
   Total risk-based ratio ...................           12.21            13.12            17.18            19.54            24.12

Other Data:
   Number of deposit accounts ...............         119,575           96,880           88,391           75,708           75,632
   Number of real estate loans outstanding ..           3,623            3,888            4,018            3,741            3,569
   Number of real estate loans serviced .....           7,672            7,101            6,579            6,272            5,854
   Mortgage loan originations (in thousands).     $   310,172      $   238,234      $   109,366      $   282,368      $   257,562
   Consumer loan originations (in thousands).     $    57,157      $    61,378      $    41,444      $    35,896      $    19,329
   Full service customer facilities .........              19               15               13               11               11

------------------------------------------------

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

(3) Capital ratios are those of St. Francis Bank, F.S.B. only for 1993 through 1997.

(4) Performance ratios for the year ended September 30, 1996 include the effects of the one-time special SAIF assessment of $4.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

St. Francis Capital Corporation (the "Company") is a bank holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiary, St. Francis Bank, F.S.B. (the "Bank"), a federally-chartered savings bank. In June 1993, the Bank converted from a federally-chartered mutual savings institution to a stock savings institution. As part of the conversion, the Company acquired all of the outstanding common stock of the Bank. In February 1997, the Company completed the acquisition of the stock of Kilbourn State Bank, which subsequently merged into Bank Wisconsin. The Company merged the operations of its St. Francis Bank and Bank Wisconsin bank subsidiaries in September 1997 and currently operates with one subsidiary, St. Francis Bank.

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

Advances and changes in available technology can significantly impact the business and operations of the Company. The Company is in the process of conducting a review of its computer systems and its third-party systems to identify those that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs or programs of third-party providers that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, Year 2000 issues could result in a major system failure or miscalculations and material costs to the Company. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted, nor will compliance with the Year 2000 problem result in a material cost.* However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

FINANCIAL CONDITION

Total assets of the Company increased $256.5 million to $1.66 billion at September 30, 1997 from $1.40 billion at September 30, 1996. The increase was primarily in loans receivable, including loans held for sale, which increased $106.3 million, and mortgage-backed and related securities, including securities available for sale, which increased $99.4 million. At September 30, 1997, the Company's statement of financial condition also includes the assets and liabilities of Kilbourn State Bank since the acquisition was consummated on February 28, 1997. The acquisition of Kilbourn State Bank added $93.0 million to total assets, including additions of $62.6 million to net loans and $67.8 million to deposits. The increase in loans receivable was partially due to increases in mortgage loan originations. The growth in assets was funded primarily by an increase in deposits of $209.5 million and an increase in advances and other borrowings of $45.2 million.

Mortgage-backed and related securities, including securities available for sale, increased to $687.6 million at September 30, 1997 from $588.2 million at September 30, 1996, which represented 41.4% and 41.9% of total assets, respectively. The increase was the result of purchasing short- and medium-term REMIC's. These securities were financed primarily with advances from the Federal Home Loan Bank of Chicago (the "FHLB") and deposit growth. The Company is utilizing its capital position to increase earning assets by investing primarily in REMIC securities with short and medium terms of two to five years and financing the purchases with FHLB advances that generally match the expected average lives of the respective securities. The Company purchases mortgage-backed securities that are guaranteed by both government sponsored enterprises such as FHLMC, FNMA and GNMA as well as securities that are issued by private mortgage security conduits. These securities have credit ratings of A or better at the time of purchase and meet the Federal Financial Institutions Examination Council definition of low-risk securities. Mortgage-backed securities issued by government sponsored enterprises generally increase the quality of the Company's assets by virtue of the guarantees that back them. When the intermediary is a private entity, neither the principal or interest on such securities is guaranteed. In addition, loans that back private mortgage-backed securities generally are non-conforming loans and consequently have a greater amount of credit risk and generally will have a higher yield. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of their lower level of interest rate risk and low credit risk in relation to the interest earned on such securities.

At September 30, 1997, the Company recorded declines in fair value judged to be other than temporary on four of its private issue mortgage-backed securities. The Company believes that these four securities, two of which were rated "A" and the other two of which were rated "BBB" at September 30, 1997, were impaired at September 30, 1997. Therefore, in accordance with generally accepted accounting principles, these securities were written down to fair value and the impairment loss was recorded in the Company's income statement. Prior to the adjustment, the Company's cost basis in these securities was $12.5 million. The impairment loss resulted in a new cost basis of $9.1 million for these four issues. The four issues under impairment are private issue mortgage-backed securities backed by single-family loans relating to properties located primarily in California. The underlying loans have experienced significant delinquencies and foreclosures and the Company learned that recoveries on these loans were less than previously realized and that the various subordinate and cash positions within the mortgage-backed structures may no longer protect the Company's position in the securities. The Company has written the securities down to fair value which is a level where the remaining cash flows should provide a return at a market rate of interest income on the remaining cost basis.

Subsequent to September 30, 1997, the Company has conducted a review of its mortgage-backed and related securities portfolio and its debt and equity securities portfolio relating primarily to the levels of credit and interest rate risk within the portfolios. Credit issues reviewed included global portfolio issues such as the amount of various securities with ratings other than "AAA", the highest of the investment grade ratings and security specific issues such as the collateral level of individual securities. Interest rate risk issues included review of maturity and repricing characteristics of the securities and of the portfolio as a whole. Primarily as a result of the Company's view of the current external credit risk and external interest rate risk cycles and the Company's internal view of its investment management position, selected securities from the mortgage-backed securities and debt and equity securities portfolios have been sold subsequent to year-end. From October 1, 1997 through December 19, 1997, the Company has sold securities totaling $122.1 million at a net gain of $493,000. The net gain consisted of gross gains of $2.1 million and gross losses of $1.6 million. The net gain will be reflected in the Company's results of operations during the first quarter of its fiscal year ending September 30, 1998. Other activity, including sales during the remaining part of the quarter, may result in a final amount different than that discussed above.

Total loans, including loans held for sale, increased to $737.5 million at September 30, 1997 from $631.2 million at September 30, 1996, primarily due to the aforementioned Kilbourn State Bank acquisition. Mortgage loans increased to $476.1 million during the year compared to $452.5 million in 1996. The Company increased loan origination activity during the year, originating $223.2 million of first mortgage loans compared to $173.1 million in the prior year. Additional activity in loans included mortgage loans sold for the year ended September 30, 1997 of $116.8 million, up from $62.6 million for the year ended September 30, 1996, and mortgage loans purchased during the year ended September 30, 1997 of $24.7 million, down from $56.2 million for the year ended September 30, 1996. Long-term 15- and 30- year fixed-rate loans are generally originated to be sold in the secondary market as are five and seven year balloon loans. Shorter-term ARM loans are originated both for sale in the secondary market and for the Company's loan portfolio. Additionally, the Company has increased its emphasis on commercial and consumer lending, which are primarily retained in the Company's loan portfolio. For the year ended September 30, 1997, the Company originated approximately $144.2 million of consumer and home equity loans, purchased $888,000 and sold $12.2 million of these same types of loans, compared with originations of $126.5 million, purchases of $12.8 million and sales of $15.1 million for the year ended September 30, 1996. Exclusive of the Kilbourn State Bank acquisition, the Company originated $33.4 million of commercial loans during the year ended September 30, 1997 compared with $14.0 million of originations for the year ended September 30, 1996. Consumer and commercial lending represent a different level of risk than mortgage lending which is primarily collateral based lending. Consumer and commercial loans are primarily based on the assessment of the cash flow and repayment ability of the customer or business to which funds have been lent.

Debt and equity securities, including those available for sale, decreased $6.1 million to $60.1 million at September 30, 1997, from $66.2 million at September 30, 1996. Debt and equity securities are comprised primarily of U.S. Treasury Notes, tax-exempt obligations, asset-backed securities, mutual fund investments and commercial paper.

Real estate held for investment increased $14.6 million to $51.5 million at September 30, 1997, from $36.9 million at September 30, 1996. Real estate held for investment consists of affordable housing projects in which a subsidiary of the Bank invests, which qualify for tax credits under Section 42 of the Internal Revenue Code. The subsidiary currently is a limited partner in 25 projects all within the state of Wisconsin. Additionally, the Bank has provided financing or committed to provide financing to 24 of the projects. However, the primary return to the Company on these projects is in the form of income tax credits earned over the first ten years of the project.

Deposits increased $209.5 million to $1.09 billion at September 30, 1997 from $877.7 million at September 30, 1996. The increase in deposits was primarily due to an increase of $67.8 million from the Kilbourn State Bank acquisition as well as increases of $88.5 million in money market demand account deposits and $62.3 million in certificates of deposit. The Company has continued to offer new deposit products in an effort to attract new deposits and maintain current relationships with customers. Significant new deposit products offered which have contributed to the increase include certificates of deposit and a money market demand account with an interest rate tied to a nationally recognized money market index. At September 30, 1997, the Company had approximately $140.8 million in brokered certificates of deposit compared with $138.6 million at September 30, 1996. The brokered deposits are generally of terms from three months to ten years in maturity with interest rates that approximate the Company's retail certificate rates. At September 30, 1997, $89.9 million of the brokered deposits having longer maturities are callable within one to two years. Although the Company has experienced growth in its deposit liabilities during 1997, there can be no assurance that this trend will continue in the future, nor can there be any assurance the Company will retain the deposits it now has.* The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings increased to $420.2 million at September 30, 1997, from $375.0 million at September 30, 1996. This increase is due primarily to the Company's previously discussed leveraging strategy to increase its earning assets through the purchase of short- and medium-term mortgage-related securities using FHLB advances as a funding source.

At September 30, 1997, the Company had $163.0 million in interest rate swaps outstanding compared with $55.0 million at September 30, 1996. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed pay-floating receive swaps totaled $55.0 million at September 30, 1997 and were entered into to hedge interest rates on borrowings from the FHLB used to fund purchases of fixed rate securities. Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. Fixed receive-floating pay swaps totaled $108.0 million at September 30, 1997 and were entered into to hedge interest rates on brokered deposits used to fund the purchase of floating rate securities. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the year ended September 30, 1997, the Company recorded a net reduction of interest expense of $752,000 as a result of the Company's interest rate swap agreements.

At September 30, 1997, the Company had $30.0 million in interest rate corridors outstanding compared with none at September 30, 1996. The Company uses interest rate corridors to help protect its net interest margin in various interest rate environments. $20.0 million of the interest rate corridors pay the Company the range difference or a full 1.0% when the three-month LIBOR rate is within the corridor strike rates. There are no payments due to the Company when three-month LIBOR rates are outside of the corridor strike rates. $10.0 million of the interest rate corridors pay the Company the difference between the three-month LIBOR and the low limit of the corridor strike rate up to the full amount of the corridor strike rate. There are no payments due to the Company when three-month LIBOR rates are below the corridor strike rate. When rates are above the corridor strike rate, the corridor pays the Company the full corridor range of 1.0%.

There are certain risks associated with swaps and corridors, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the swap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into swap and corridor agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps and corridors and the correlation between the hedged liabilities and indices utilized.

During the year, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. Rights are redeemable by the Company at any time until they are excercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire in ten years.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL

Net income for the year ended September 30, 1997 increased $1.2 million or 12.0% to $11.7 million from $10.5 million for the year ended September 30, 1996. The recent results include the operations of Kilbourn State Bank since its acquisition on February 28, 1997. The prior year results were significantly affected by a one-time industry-wide assessment of $2.5 million, after tax, for the recapitalization of the Savings Association Insurance Fund ("SAIF"). The increase in net income was primarily the result of an increase in earning assets, which resulted in a $3.1 million increase in net interest income and a $1.4 million decrease in income tax expense, partially offset by a $2.0 million decrease in other income and a $1.3 million increase in general and administrative expenses. The decrease in other income was primarily due to a $3.4 million writedown to reflect an impairment loss in the Company's mortgage-backed securities portfolio.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $3.1 million or 8.7% to $38.8 million for the year ended September 30, 1997 compared to $35.7 million for the year ended September 30, 1996. The increase was due to an increase of $217.3 million in average earning assets, partially offset by a decrease in the net interest margin to 2.73% in 1997 from 2.97% in 1996. While the Company has adopted interest rate risk policies in an effort to protect net interest income from significant increases in interest rates, the Company's net income could still be affected by a narrowing of its net interest rate spread.

Total interest income increased $16.0 million or 17.4% to $108.1 million for the year ended September 30, 1997 compared to $92.1 million for the year ended September 30, 1996. The increase in interest income was primarily the result of a $10.1 million increase in interest on loans and a $4.1 million increase in interest on mortgage-backed and related securities. The increase in interest on loans was due to increases in the average balance of loans to $677.9 million for the year ended September 30, 1997, compared to $553.7 million for the year ended September 30, 1996, partially offset by a decrease in the average yield on loans, which decreased to 8.50% for the year ended September 30, 1997, from 8.58% for the year ended September 30, 1996. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and home equity lending in addition to the Kilbourn State Bank acquisition. However, such loans, while potentially resulting ultimately in higher yields for the Company, may result in a higher level of credit risk than conventional mortgage loans. The decrease in the average yield is primarily due to the Company now selling substantially all new originations of initially higher yielding long-term, fixed-rate single-family mortgage loans in the secondary market and retaining new originations of initially lower yielding adjustable-rate single-family mortgage loans. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $627.4 million for the year ended September 30, 1997 from $559.5 million for the year ended September 30, 1996, partially offset by a decrease in the average yield on such securities to 6.90% for the year ended September 30, 1997 from 7.00% for the year ended September 30, 1996. The Company has purchased significant amounts of adjustable rate and short- and medium-term securities during the past two years as part of its efforts to increase earning assets, funding those purchases with FHLB advances, whose terms generally match the securities purchased.

Total interest expense increased $13.0 million or 23.0% to $69.4 million for the year ended September 30, 1997 compared to $56.4 million for the year ended September 30, 1996. Interest expense on deposits increased $9.4 million or 24.9% to $47.0 million for the year ended September 30, 1997 compared to $37.6 million for the year ended September 30, 1996. The increase in interest expense was the result of increases in the average balances and costs on deposits and advances and other borrowings. The average balances of deposits increased to $934.9 million for the year ended September 30, 1997, from $757.3 million for the year ended September 30, 1996. The increases in the balances of deposits are due to the Company's offering of additional deposit products, the use of brokers to sell certificates of deposit and the Kilbourn State Bank acquisition. The average cost of deposits increased to 5.03% for the year ended September 30, 1997, from 4.97% for the year ended September 30, 1996. Brokered deposits increased to $140.8 million during the year compared to $138.6 million in 1996 at weighted average stated rates of 6.49% and 5.35%, respectively. The higher cost of the brokered certificates reflects the use of longer-term callable brokered deposits to fund the Company's leverage program. The Company then, in effect, lowers the cost of the deposits through the use of interest rate swaps to rates approximating short-term rates. This funding then matches the interest rate characteristics of the related asset, which is generally a short-term adjusting mortgage-backed security. The average cost of deposits increased even though overall market rates of interest were slightly lower for the year ended September 30, 1997 compared with the prior year. The Company will generally meet its local competition in the pricing of deposit products which may mean that its cost of funds may not correlate exactly with national market rates such as treasury rates or LIBOR. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. Interest expense on advances and other borrowings increased $3.6 million or 19.0% to $22.3 million for the year ended September 30, 1997 from $18.8 million for the year ended September 30, 1996. The average balance of advances and other borrowings increased to $399.8 million for the year ended September 30, 1997, from $341.2 million for the year ended September 30, 1996, while the average cost of advances and other borrowings increased to 5.59% for the year ended September 30, 1997, from 5.50% for the year ended September 30, 1996. The increase in the average balance of borrowings was a result of the aforementioned leveraging program with most of the borrowings being adjustable-rate advances which are indexed to three-month LIBOR rates which have increased modestly over the current year.

PROVISION FOR LOAN LOSSES
The provision for loan losses remained unchanged at $1.3 million for the years ended September 30, 1997 and 1996. A significant portion of the provision for the year ended September 30, 1997 includes a provision to recognize the potential loss on a commercial real estate loan while the prior year includes a provision of $1.0 million for loan losses related to purchased auto loans. The commercial real estate loan is on a shopping center property located in Wisconsin. The allowance for loan losses totaled $6.2 million and $5.2 million at September 30, 1997 and 1996, respectively, representing 0.79% and 0.78% of total loans, respectively. Net charge-offs were $2.0 million during the year ended September 30, 1997 and $159,000 during the year ended September 30, 1996. Defaults of purchased subprime auto loans and related repossessed autos sold during the year resulted in charge-offs of $1.9 million. It is anticipated that as more of the auto loans default and repossessed autos are sold, additional charge-offs will be incurred, but in lower amounts than in 1997.* The provision for loan loss is established based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses.

OTHER OPERATING INCOME
Other operating income decreased $2.0 million or 18.4% to $8.6 million for the year ended September 30, 1997 compared to $10.6 million for the year ended September 30, 1996. The decrease was primarily due to a $3.4 million writedown to fair value on four of the Company's private issue mortgage-backed securities and decreases in gains on investments and mortgage-backed and related securities, partially offset by increases in gains on mortgage loans held for sale, gains on trading account activity and increased income from the Company's affordable housing subsidiary. During the year ended September 30, 1997, the Company recorded declines in fair value judged to be other than temporary on four of its private issue mortgage-backed securities. The Company believes that these four securities, two of which were rated "A" and the other two of which were rated "BBB" at September 30, 1997, were impaired during the year. Therefore, in accordance with generally accepted accounting principles, these securities were written down to fair value and the impairment loss was recorded in the Company's income statement. Management's decision to write down these issues reflects a decline in value resulting from the deterioration of the collateral securing the loans within the REMIC structures. That decision is a result of the level of delinquencies, foreclosures, repossessions and recovery rates on the underlying loans. The securities have been written down to $9.1 million at September 30, 1997 compared to an original amortized cost basis of $12.5 million. This is a level at which the remaining estimated cash flows should result in a market yield on the securities.*

Gains on investments and mortgage-backed and related securities were $1.3 million for the year ended September 30, 1997, compared to $3.3 million for the year ended September 30, 1996. The gains recognized were primarily due to declining interest rates and the Company's continuing review of its mortgage-backed securities portfolio. During the year the Company will sell securities from its mortgage-backed securities portfolio and replace them with similar securities with more favorable interest rate and maturity characteristics. This is generally done when, in the opinion of management, a security being held in portfolio appears to be overvalued and the Company will receive greater economic value by selling the security rather than retaining it. The Company does not consider gains on the sales of securities as a predictable source of earnings as such sales are based on the Company's aforementioned review of individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income, interest rate risk or credit risk than the security sold. Gain/(loss) on foreclosed properties decreased to a loss of $22,000 from a gain of $865,000 for the years ended September 30, 1997 and 1996, respectively. For the year ended September 30, 1996, the gain was the result of the sale of one foreclosed property which had a carrying value of $5.8 million. The gain on sale of this property was $684,000. Gains from the trading account increased to $726,000 from $109,000 for the years ended September 30, 1997 and 1996, respectively. The increase in trading gains was the result of the sale of mortgage-backed securities which the Company had exchanged for its own mortgage loans ("loan swaps"). This method of selling the Company's salable mortgage production is required, under accounting rules, to be accounted for as a "trading" activity, and as such, the resulting realized and unrealized gains or losses are classified as trading income. The level of trading gains may fluctuate due to the volume of originations of single-family mortgage loans which in turn can fluctuate due to changes in interest rates. Sales of loans as opposed to loan swaps are recorded as sales of mortgage loans in the income statement. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $3.4 million from $1.9 million for the years ended September 30, 1997 and 1996, respectively. The Company currently has 23 properties fully in operation compared to 15 in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $1.3 million or 4.1% to $32.9 million for the year ended September 30, 1997, compared to $31.6 million for the year ended September 30, 1996. The prior year included a one-time charge of $4.2 million for the recapitalization of the Savings Association Insurance Fund. General operating expenses of the Company have increased for various reasons, including; 1) costs associated with the Kilbourn State Bank acquisition, 2) the opening of four new branches, 3) the establishment of a centralized call center,
4) expansion of the Company's lending areas and 5) other increased activity connected with the Company's higher level of earning assets. Expense categories significantly affected by the above items include compensation and benefits which were $15.6 million for the year ended September 30, 1997 compared with $13.2 million for the prior year, occupancy and furniture and equipment expenses which combined were $5.0 million for the year ended
September 30, 1997 compared with $4.0 million for the prior year, and telephone and postage expense which was $1.0 million for the year ended September 30, 1997 compared with $724,000 for the prior year. In addition, the affordable housing subsidiary showed an increase in operating expenses to $3.9 million compared with $2.2 million in the prior year, primarily as a result of the Company currently having 23 properties fully in operation compared to 15 in the prior year. Amortization of intangible assets increased to $834,000 for the year ended September 30, 1997 compared with $446,000 during the prior year due to the purchase of Kilbourn State Bank during the year.

INCOME TAX EXPENSE

Income tax expense decreased by $1.4 million or 47.0% to $1.5 million for the year ended September 30, 1997 compared to $2.9 million for the year ended September 30, 1996. The decrease was primarily the result of income tax credits received from investments in the low-income housing. The Company's effective tax rate was 11.6% for the year ended September 30, 1997, compared to 21.8% for the year ended September 30, 1996. The decrease in effective rates reflects the effect of the tax credits earned by the Company's affordable housing subsidiary. Income tax credits increased to $2.9 million for the year ended September 30, 1997, compared to $1.7 million in the prior year.

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

NET INTEREST INCOME
Net interest income before provision for loan losses increased $2.1 million or 6.3% to $35.7 million for the year ended September 30, 1996 compared to $33.6 million for the year ended September 30, 1995. The increase was due to an increase of $96.6 million in average earning assets, partially offset by a decrease in the net interest margin to 2.97% in 1996 from 3.04% in 1995.

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


AVERAGE BALANCE SHEET
The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income for the years ended September 30, 1997, 1996 and 1995, and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. The amount of interest income resulting from the recognition of loan fees was $159,000, $457,000 and $465,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Interest income on non-accruing loans is reflected in the year that it is collected. Such amounts are not material to net interest income or net change in net interest income in any year. Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Tax-exempt investments are immaterial and the tax-equivalent method of presentation is not included in the schedule. Interest rate swaps, which are accounted for as a hedge of the cost of various liabilities, are included in the category of liability being hedged.


                                                                             YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET                                   1997                           1996                           1995
                                            ----------------------------------------------------------------------------------------
                                                                AVERAGE                        AVERAGE                       AVERAGE
                                            AVERAGE              YIELD/    AVERAGE              YIELD/   AVERAGE              YIELD/
                                            BALANCE   INTEREST    COST     BALANCE   INTEREST    COST    BALANCE    INTEREST   COST
                                            ----------------------------------------------------------------------------------------
ASSETS
Federal funds sold and overnight deposits.  $   19,089  $  1,048   5.49%  $   16,110   $   864   5.36%  $   19,975   $ 1,118   5.60%
Trading account securities ...............       3,183       224   7.04           41         3   7.32        8,098       519   6.41
Debt and equity securities ...............      71,042     4,634   6.52       54,213     3,329   6.14       40,136     2,396   5.97
Mortgage-backed and related securities ...     627,393    43,266   6.90      559,531    39,163   7.00      516,931    36,689   7.10
Loans:
  First mortgage .........................     419,827    34,460   8.21      357,529    29,324   8.20      352,843    27,597   7.82
  Home equity ............................     101,962     9,555   9.37       81,842     7,889   9.64       75,399     7,439   9.87
  Consumer ...............................     107,972     9,337   8.65       95,093     8,513   8.95       62,730     5,797   9.24
  Commercial and agricultural ............      48,169     4,249   8.82       19,202     1,786   9.30       11,630     1,142   9.82
                                            --------------------          --------------------          --------------------
    Total loans ..........................     677,930    57,601   8.50      553,666    47,512   8.58      502,602    41,975   8.35
Federal Home Loan Bank stock .............      20,084     1,373   6.84       17,859     1,226   6.86       17,086     1,090   6.38
                                            --------------------          --------------------          --------------------
      Total earning assets ...............   1,418,721   108,146   7.62    1,201,420    92,097   7.67    1,104,828    83,787   7.58
                                                        --------                       -------                       -------
Valuation allowances......................      (7,394)                       (3,798)                       (7,529)
Cash and due from banks...................      23,032                        14,334                        12,442
Other assets..............................      91,979                        66,441                        46,724
                                            ----------                    ----------                    ----------
      Total assets........................  $1,526,338                    $1,278,397                    $1,156,465
                                            ==========                    ==========                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts............................  $   50,433  $    843   1.67   $   42,013   $   614   1.46   $   41,821   $   553   1.32
  Money market demand accounts............     216,715    10,306   4.76      147,121     6,787   4.61      108,530     4,681   4.31
  Passbook................................      91,586     2,617   2.86       84,078     2,392   2.84       92,609     2,560   2.76
  Certificates of deposit.................     576,133    33,226   5.77      484,051    27,817   5.75      411,753    22,981   5.58
                                            --------------------          --------------------          --------------------
    Total interest-bearing deposits.......     934,867    46,992   5.03      757,263    37,610   4.97      654,713    30,775   4.70
Advances and other borrowings.............     399,842    22,338   5.59      341,184    18,765   5.50      339,827    19,402   5.71
Advances from borrowers for taxes and
         insurance........................       5,967        33   0.55        6,477        38   0.59        6,520        46   0.71
                                            --------------------          --------------------          --------------------
    Total interest-bearing liabilities....   1,340,676    69,363   5.17    1,104,924    56,413   5.11    1,001,060     50,223  5.02
                                                        --------                       -------                       -------
Non-interest bearing deposits.............      44,453                        27,812                        20,391
Other liabilities.........................      13,384                        11,721                         8,337
Shareholders' equity......................     127,825                       133,940                       126,677
                                           -----------                    ----------                    ----------
Total liabilities and shareholders'
         equity........................... $ 1,526,338                    $1,278,397                    $1,156,465
                                           ===========                    ==========                    ==========
Net interest income.......................              $ 38,783                       $35,684                       $ 33,564
                                                        ========                       =======                       ========
Net yield on interest-earning assets......                         2.73 %                        2.97 %                        3.04%
Interest rate spread......................                         2.45                          2.56                          2.56
Ratio of earning assets to
         interest-bearing liabilities.....                       105.82                        108.73                        110.37

RATE/VOLUME ANALYSIS
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volumes of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), (iii) changes attributable to the combined impact of volume and rate (changes in the rate multiplied by the changes in the volume) and (iv) the net change.

                                                                 YEAR ENDED SEPTEMBER 30,
                               ---------------------------------------------------------------------------------------------
                                            1997 COMPARED TO 1996                           1996 COMPARED TO 1995
                                         INCREASE (DECREASE) DUE TO                      INCREASE (DECREASE) DUE TO
                               --------------------------------------------     --------------------------------------------
                                                          RATE/                                           RATE/
(In thousands)                    RATE       VOLUME      VOLUME      NET          RATE       VOLUME       VOLUME       NET
----------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Federal funds sold and
 overnight deposits ..........  $     20    $    160    $      4    $    184    $    (47)   $   (216)   $      9    $   (254)
Trading account securities ...      --           230          (9)        221          74        (516)        (74)       (516)
Debt and equity securities ...       207       1,033          65       1,305          69         840          24         933
Mortgage-backed and related
 securities ..................      (577)      4,750         (70)      4,103        (508)      3,024         (42)      2,474
Loans:
   Mortgage ..................        22       5,110           4       5,136       1,343         367          17       1,727
   Home equity ...............      (219)      1,939         (54)      1,666        (171)        636         (15)        450
   Consumer ..................      (290)      1,153         (39)        824        (181)      2,991         (94)      2,716
   Commercial and agriculture.       (92)      2,694        (139)      2,463         (60)        744         (40)        644
                                --------    --------    --------    --------    --------    --------    --------    --------
     Gross loans receivable...      (579)     10,896        (228)     10,089         931       4,738        (132)      5,537
Federal Home Loan Bank stock..        (5)        153          (1)        147          83          49           4         136
                                --------    --------    --------    --------    --------    --------    --------    --------
     Change in interest
      income .................      (934)     17,222        (239)     16,049         602       7,919        (211)      8,310

INTEREST-BEARING LIABILITIES:
Deposits:
   NOW accounts ..............        88         123          18         229          58           3        --            61
   Money market demand
   accounts ..................       209       3,211          99       3,519         326       1,664         116       2,106
   Passbook ..................        10         214           1         225          75        (236)         (7)       (168)
   Certificates of deposit ...        28       5,291          90       5,409         680       4,037         119       4,836
                                --------    --------    --------    --------    --------    --------    --------    --------
     Total deposits ..........       335       8,839         208       9,382       1,139       5,468         228       6,835
Advances and other borrowings.       362       3,226         (15)      3,573        (712)         77          (3)       (638)
Advances from borrowers for
 taxes and insurance .........        (2)         (3)       --            (5)         (7)       --          --            (7)
                                --------    --------    --------    --------    --------    --------    --------    --------
     Change in interest
     expense .................       695      12,062         193      12,950         420       5,545         225       6,190
                                --------    --------    --------    --------    --------    --------    --------    --------
     Change in net interest
     income ..................  $ (1,629)   $  5,160    $   (432)   $  3,099    $    182    $  2,374    $   (436)   $  2,120
                                ========    ========    ========    ========    ========    ========    ========    ========


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

In an attempt to manage vulnerability to interest rate changes, management closely monitors the Company's interest rate risks. The Company has established its investment strategies through an Asset/Liability Committee which reports to the Board of Directors. The Committee generally meets monthly and reviews the Company's interest rate risk position, maturing securities and borrowings, interest rates and programs for raising deposits, including retail and brokered and nonbrokered wholesale deposits, and originating and purchasing of loans, and develops policies dealing with these issues. The Company primarily seeks to manage its interest rate risk through structuring its balance sheet by investing in a variety of different types of financial instruments in order to reduce its vulnerability to changes in interest rates and to enhance its income. The Company's assets and liabilities maturing and repricing within one year generally result in a negative one-year gap, which is when the level of liabilities maturing or repricing within one year are greater than the level of assets maturing or repricing within the same period of time. If interest rates were to rise significantly, and for a prolonged period, the Company's operating results could be adversely affected. The Company attempts to maintain a negative one-year gap of less than 15% of total assets. If in the estimation of management, the one-year gap exceeded or was soon to exceed that limit, actions would be taken to reduce the Company's exposure to rising interest rates. These steps could include the sale of longer-term assets, the obtaining of longer-term deposits or other liabilities and the use of interest rate swaps or other off-balance sheet instruments that would reduce the Company's overall interest rate risk position.

Generally, the Company uses the following strategies to reduce its interest rate risk: (i) the Company seeks to originate and hold a variety of ARMs or other mortgage loans with short- to medium-term average lives or terms and invests in primarily adjustable-rate mortgage-backed and related securities with short- to medium-term average lives; (ii) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposit with terms of one to five years, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; (iii) the Company has utilized longer term borrowings, principally secured from the FHLB, in order to manage its assets and liabilities and enhance earnings; and (iv) the Company is utilizing its capital position to increase earning assets by investing primarily in agency or private issue REMIC securities with short and medium terms of two to five years and financing the purchases with FHLB advances or brokered deposits that generally match the expected average lives of the respective securities.

By originating and purchasing ARM loans and other mortgage loans with short to medium terms and by investing in primarily variable-rate, short- to medium-term securities, the Company has been able to reduce interest rate risk by more closely matching the terms and repricing characteristics of its assets and liabilities. In addition, because of the relative liquidity of mortgage-backed and related securities, the Company can restructure its interest-earning asset portfolio more quickly and effectively in a changing interest rate environment. Although the Company has continued its emphasis upon originating ARM loans and has been developing other types of mortgage loans with shorter average lives, customer demands for fixed rate mortgage and consumer loans and the level of the Company's portfolio of fixed rate mortgage loans and investments with longer average lives continues to affect its gap position. The Company's ARM loans and ARM mortgage-backed and related securities also typically have annual and lifetime caps on interest rate increases, which reduces the extent to which they protect the Company against interest rate risk.

The Company continues to closely monitor its interest rate risk as that risk relates to its strategies. At September 30, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $179.4 million, representing a negative cumulative one year gap ratio of 10.8%, compared to a negative cumulative one year gap ratio of 9.7% at September 30, 1996. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect upon its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which results in the reinvestment of such proceeds at market rates which are lower than current rates.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997:

                                                                             More          More
                                                                             than          than
                                             Within         Four to        One Year       Three
                                             Three          Twelve         to Three      Years to        Over Five
                                             Months         Months          Years       Five Years         Years           Total
                                         ------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
     Fixed ..........................    $    14,813     $    28,385    $    46,528    $    26,772     $    87,308      $   203,806
     Variable .......................         74,255          74,100         78,509         48,745           8,956          284,565
Consumer loans (2) ..................         42,095         126,283         18,709         18,708          18,709          224,504
Mortgage-backed and related
 securities .........................          3,830          11,490         22,235         15,502          13,791           66,848
Assets available for sale:
     Mortgage loans .................         24,630            --             --             --              --             24,630
     Fixed rate mortgage related ....          8,771          26,314         32,323         24,572          18,882          110,862
     Variable rate mortgage related .        347,147         162,707           --             --              --            509,854
     Investment securities ..........         16,098          16,377         22,968            312             492           56,247
Trading account securities ..........           --              --             --             --              --               --
Other assets ........................         42,858           2,001          1,021           --             1,243           47,123
                                         -----------     -----------    -----------    -----------     -----------      -----------
                                         $   574,497     $   447,657    $   222,293    $   134,611     $   149,381      $ 1,528,439
                                         ===========     ===========    ===========    ===========     ===========      ===========

INTEREST-BEARING LIABILITIES:
Deposits: (3)
     NOW accounts ...................    $     5,048     $    15,142    $    20,733    $     8,229     $     4,974      $    54,126
     Passbook savings accounts ......          4,478          13,433         27,205         18,741          41,500          105,357
     Money market deposit accounts ..         57,503         191,609         11,136          2,784           2,350          265,382
     Certificates of deposit ........        269,793         161,401         66,821        111,675            --            609,690
Borrowings (4) ......................        415,172           5,000             56           --              --            420,228
Impact of interest rate swaps .......         53,000          10,000         35,000        (23,000)        (75,000)            --
                                         -----------     -----------    -----------    -----------     -----------      -----------
     Total ..........................    $   804,994     $   396,585    $   160,951    $   118,429     $   (26,176)     $ 1,454,783
                                         ===========     ===========    ===========    ===========     ===========      ===========

Excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities .......    $  (230,497)    $    51,072    $    61,342    $    16,182     $   175,557      $    73,656
                                         ===========     ===========    ===========    ===========     ===========      ===========

Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities .......    $  (230,497)    $  (179,425)   $  (118,083)   $  (101,901)    $    73,656
                                         ===========     ===========    ===========    ===========     ===========

Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities as a
 percent of total Assets ............         -13.88%         -10.80%         -7.11%         -6.14%           4.44%
                                         ===========     ===========    ===========    ===========     ===========



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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $47.3 million at September 30, 1997.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $316.1 million or 19.0% of total assets.

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

The Company enters into interest rate exchange agreements ("swaps") from time to time in order to reduce the interest rate risk associated with certain assets and liabilities. The agreements have been both fixed-pay, floating-receive swaps whereby the Company pays interest at a fixed rate and receives interest at a floating rate based on a notional amount of principal, locking in a fixed cost of funds and fixed-receive, floating-pay swaps whereby the Company receives interest at a fixed rate and pays interest at a floating rate based on a notional amount of principal, locking in a floating cost of funds. The net interest income or expense resulting from the differential between exchanging floating rate and fixed rate interest payments is recorded on a current basis. There are certain risks associated with swaps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the swap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into swap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps and the correlation between the hedged liabilities and indices utilized. Generally, the swaps have been designed to more accurately match the interest cash flows of certain liabilities used to fund specific assets to the interest rate characteristics of those assets. However, there is no assurance that in the event interest rates change, the swaps will move on the same basis or in the same amounts as its cost of funds. At September 30, 1997 and 1996, the Company had interest rate swaps outstanding with a notional amount of $163.0 million and $55.0 million, respectively. $163.0 million is the largest aggregate notional amount of the Company's interest rate swaps at any one time over the past five years.

The agreements consist of the following:

-------------------------------------------------------------------------------------------------------------------
  Notional
   Amount                                              Maturity         Call           Fixed          Variable
   (000s)                     Type                       Date           Date            Rate            Rate
-------------------------------------------------------------------------------------------------------------------
  $10,000          Fixed Pay-Floating Receive            1998      not applicable       5.43%           5.72%
   10,000          Fixed Pay-Floating Receive            1998      not applicable       5.23            5.74
   15,000          Fixed Pay-Floating Receive            1998      not applicable       5.25            5.71
   10,000          Fixed Pay-Floating Receive            1998      not applicable       4.93            5.78
   10,000          Fixed Pay-Floating Receive            1998      not applicable       5.04            5.72
   15,000          Fixed Receive-Floating Pay            2007           1999            7.15            5.57
   15,000          Fixed Receive-Floating Pay            2002           1998            7.00            5.57
   20,000          Fixed Receive-Floating Pay            2004           1998            7.00            5.55
   10,000          Fixed Receive-Floating Pay            2007           1999            7.13            5.61
   15,000          Fixed Receive-Floating Pay            2007           1999            7.05            5.61
   15,000          Fixed Receive-Floating Pay            2007           1999            6.90            5.54
    8,000          Fixed Receive-Floating Pay            2002           1998            7.00            5.06
   10,000          Fixed Receive-Floating Pay            1998           1998            6.10            5.72


For the years ended September 30, 1997, 1996 and 1995, the Company realized net interest income on interest rate exchange agreement activity of $752,000, $413,000 and $628,000, respectively. While this activity resulted in net interest income in fiscal years 1997, 1996 and 1995, the Company effectively matched the related funding costs of certain assets with the interest rate characteristics of those assets. The Company's Investment Policy limits the notional amount of outstanding interest rate exchange agreements to $250.0 million. Any notional amounts of interest rate exchange agreements in excess of $250.0 million must be approved by the Company's Board of Directors.

The Company also has begun to use interest rate corridors to help protect its net interest margin in various interest rate environments. The corridors are of two general types. One type of corridor pays 1.0% per annum of the notional amount over its life only when the three-month LIBOR rate is between the corridor strike rates (inclusive of the strike rates). There are no payments due to the Company when the three-month LIBOR rate is outside the corridor strike rates. The other type of corridor pays the Company a percent per annum equal to the three-month LIBOR rate minus the lower corridor strike rate on the notional amount when three-month LIBOR is within the corridor strike rates. When the three-month LIBOR rate is above the upper strike rate (equal to 1.0% above the lower strike rate), the corridor pays the Company 1.0% per annum.

The interest rate corridors consist of the following:

---------- ------------------------------------------------------- --------- ------------
 Notional
  Amount                                                           Maturity
  (000s)                        Payment Type                         Date    Strike Rates
---------- ------------------------------------------------------- --------- ------------
 $10,000   Three-month LIBOR minus lower strike price (up to 1.0%)   2001     7.75%-8.75%
  15,000         1.0% when three-month LIBOR within corridor         1999     6.50%-7.50%
   5,000         1.0% when three-month LIBOR within corridor         2001     7.75%-8.75%


The Company also utilizes financial futures or options to manage anticipated increases in interest rates and the resulting decline in the market prices of its mortgage loan production. Option contracts represent a right (not the obligation) for the owner of the contract to purchase or sell specified securities at some specified future (forward) date at a specified price. Options can be purchased and owned (long), or sold and owned by a counterparty (short). A long put position represents the right to sell, while a long call represents the right to purchase. A short put position represents the right of the counterparty to sell securities to the Company, resulting in a purchase. A short call option position represents the right of the counterparty to purchase from the Company, resulting in a sale. These options when exercised become commitments to purchase or sell securities. These options are over-the-counter options to purchase or sell mortgage-backed securities and exchange-trade options on U.S. Treasury futures. The options provide a practical floor and cap on portfolio market values for moderate interest rate movements while the forward contracts are used to offset actual and anticipated on- and off-balance sheet positions of the Company. These options result in a certain amount of potential interest rate and market value risk exposure for the Company. The amount of the actual exposure is determined by the exercise of these options. The Company generally sells options for settlement no more than four months forward. An option's likelihood of exercise is dependent upon the relation of the market price of the underlying security to the strike price of the option. The strategy is not meant to offset losses that could be incurred during a substantial interest rate move and actually may result in additional losses on the instruments themselves which is beyond the losses the Company would have incurred had the management techniques not been utilized. The combined effect of the Company's option, forward commitment and loan swap activity is included in the income statement as part of gain (loss) on debt and equity and mortgage-backed and related securities. For the years ended September 30, 1997, 1996 and 1995, the Company realized gains on that combined activity of $844,000, $203,000 and $335,000, respectively. At September 30, 1997 and 1996, the notional amount of outstanding short put options (which if exercised could result in a purchase) were zero and $4.0 million, respectively. As of September 30, 1997 and 1996, the notional amount of outstanding short call options (which if exercised could result in a sale) were $2.0 million and $4.0 million, respectively. The notional amount of options and forward contracts outstanding varies and is a function of the current lending activity of salable mortgage loans. In order to limit the risks which may be associated with such financial options or futures, the Company's Investment Policy limits the amount of outstanding sold puts or calls used to manage the Company's available for sale portfolio to $40.0 million; the amount of financial futures or purchased options used to manage Company's held for sale portfolio to $20.0 million; and the amount of financial options used to manage the Company's trading portfolio to $20.0 million. Any amounts of outstanding financial options or futures in excess of these amounts must be approved by the Company's Board of Directors.

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearning liabilities outstanding at September 30, 1997.

                                                 More than            More than             More than
                              Within              One Year            Two Years            Three Years
                             One Year           to Two Years        to Three Years        to Four Years
                        ------------------   ------------------   ------------------   ------------------
                                                        (Dollars in millions)

Interest Earning Assets
Mortgage and
 commercial loans:
    Fixed rate          $   54.5      8.15%  $   30.2      8.18%  $   16.3      8.11%  $   16.1      8.09%
    Adjustable rate         71.1      8.27%      47.7      8.32%      42.4      8.30%      30.6      8.24%

Consumer loans:
    Fixed rate               9.8      8.75%      15.7      8.68%      10.5      8.67%      13.8      9.12%
    Adjustable rate         26.8      9.57%      19.2      9.48%      39.8      9.28%      22.9      9.15%

Mortgage-backed
  Securities:
    fixed rate              50.6      7.09%      32.6      6.92%      21.8      6.92%      19.1      6.93%
    adjustable rate         78.7      7.01%      51.1      7.03%      41.9      7.03%      27.1      7.06%

Debt and equity
  securities                32.5      6.32%      14.9      6.37%       8.0      6.40%       0.2      6.27%

Other                       44.9      5.85%       1.0      5.81%      --        --         --       --

                        --------             --------             --------             --------
Total interest
  earning assets        $  368.9      7.47%  $  212.4      7.76%  $  180.7      7.97%  $  129.8      8.03%
                        ========             ========             ========             ========

Interest Bearing Liabilities

Deposits:
    NOW accounts        $   20.2      1.42%  $   12.7      1.42%  $    8.0      1.42%  $    5.0      1.42%
    Passbooks               17.9      2.95%      14.9      2.95%      12.3      2.95%      10.2      2.95%
    Money market           250.5      4.58%       7.4      4.58%       3.7      4.58%       1.9      4.58%
    Certificates           436.9      5.78%     145.8      5.80%      15.2      5.92%       7.7      5.76%

Borrowings
    fixed rate              51.1      5.38%      35.0      5.23%       0.1      6.94%      --       --
    adjustable rate         84.1      5.78%     190.0      5.69%      55.0      5.67%       5.0      5.70%

                        --------             --------             --------             --------
Total interest
  bearing liabilities   $  860.7      5.25%  $  405.8      5.44%  $   94.3      4.95%  $   29.8      3.98%
                        ========             ========             ========             ========


                             More than                                                     Fair
                            Four Years              Over                                  Market
                           to Five Years         Five Years              Total             Value
                        ------------------   ------------------   --------------------   --------
                                                   (Dollars in millions)
Interest Earning Assets

Mortgage and
 commercial loans:
    Fixed rate          $  10.7       8.08%  $   87.3      8.22%  $    215.1      8.17%  $  216.5
    Adjustable rate        23.1       8.24%      83.0      8.23%       297.9      8.27%     305.7

Consumer loans:
    Fixed rate             15.1       9.15%      42.6      9.03%       107.5      8.95%     108.1
    Adjustable rate         8.3      10.37%      --       --           117.0      9.43%     118.1

Mortgage-backed
  Securities:
    fixed rate             20.9       7.09%      32.7      6.82%       177.7      6.97%     177.1
    adjustable rate        19.8       7.07%     291.3      6.93%       509.9      6.97%     509.9

Debt and equity
  securities                0.1       7.35%       0.5      7.25%        56.2      6.35%      56.2

Other                      --        --           1.2      5.15%        47.1      5.83%      46.8

                        -------              --------             ----------             --------
Total interest
  earning assets        $  98.0       8.06%  $  538.6      7.50%  $  1,528.4      7.66%  $1,538.4
                        =======              ========             ==========             ========

Interest Bearing Liabilities

Deposits:
    NOW accounts        $   3.2       1.42%  $    5.0      1.42%  $     54.1      1.42%  $   54.6
    Passbooks               8.5       2.95%      41.5      2.95%       105.3      2.95%     105.4
    Money market            0.9       4.58%       0.9      4.58%       265.3      4.58%     264.0
    Certificates            3.6       5.91%       0.6      6.23%       609.8      5.79%     609.3

Borrowings
    fixed rate             --        --          --       --            86.2      5.32%      86.1
    adjustable rate        --        --          --       --           334.1      5.71%     334.0

                        -------              --------             ----------             --------
Total interest
  bearing liabilities   $  16.2       3.40%  $   48.0      2.86%  $  1,454.8      5.15%  $1,453.4
                        =======              ========             ==========             ========

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of funds are deposits, borrowings from the FHLB, proceeds from principal and interest payments on loans and principal and interest payments on mortgage-backed and related securities and on debt and equity securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loan and mortgage security prepayments slowed during 1995 and 1996 because of the generally higher level of interest rates, but have generally been higher during 1997 because of the generally lower level of interest rates throughout the year.

The Bank is required to maintain minimum levels of liquid assets as defined under OTS regulations. These requirements, which may be changed by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5.0%. The Bank's liquidity ratio was 7.1% at both September 30, 1997 and 1996. The Bank adjusts its liquidity levels in order to meet various funding needs and to meet its asset and liability management objectives.

The Bank's most liquid assets are cash and cash equivalents and highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1997 and 1996, liquid assets of the Bank (as defined in the OTS regulations) were $81.9 million and $57.3 million, respectively. Liquidity levels are reviewed regularly and decisions are made as to how excess liquid funds are to be invested. During periods in which the Bank is unable to originate a sufficient amount of loans that it intends to retain, such as ARM loans and other loans with shorter durations or terms, and during periods of high principal prepayments, the Bank will increase liquid assets with remaining amounts invested in mortgage-backed and related securities which are not liquidity-qualifying under OTS regulations.

Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB. The Company has found brokered certificates of deposit to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Company's funding needs. Management recognizes that the likelihood for retention of brokered certificates of deposits is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to branch location or other intangible reasons. Management believes that a significant portion of its retail deposits will remain with the Company, and in the case of brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from borrowings from the FHLB. Funds also may be available through reverse repurchase agreements wherein the Company pledges mortgage-backed securities. The Company utilizes its borrowing capabilities on a regular basis. At September 30, 1997, FHLB advances totaled $385.1 million or 25.1% of total liabilities and at September 30, 1996, FHLB advances were $373.6 million or 29.2% of total liabilities. At September 30, 1997, the Company had a borrowing capacity available of $199.2 million from the FHLB; however, additional securities may have to be pledged as collateral. At September 30, 1997, reverse repurchase agreements totaled $22.5 million or 1.5% of total liabilities compared with zero at September 30, 1996. The Company's reverse repurchase agreements are generally short-term, with maturities of less than 90 days. In a rising interest rate environment, such short-term borrowings present the risk that upon maturity, the borrowings will have to be replaced with higher rate borrowings. The Company generally has matched such borrowings to specific assets and has relatively little liquidity risk due to the fact that the assets and borrowings mature at approximately the same time.

The amount of principal repayments on loans and mortgage securities are heavily influenced by the general level of interest rates in the economy. Funds received from principal repayments on mortgage securities for the years ended September 30, 1997 and 1996, were $92.4 million and $68.2 million, respectively. Funds received from principal repayments on loans for the years ended September 30, 1997 and 1996, were $153.2 million and $172.0 million, respectively. In addition to principal repayments, the Company sells mortgage loans to government agencies

(primarily FNMA) and to institutional investors. Total mortgage loan sales to FNMA and others were $174.2 million and $62.6 million for the years ended September 30, 1997 and 1996, respectively.

Through both origination and purchase, the Company primarily reinvests funds received back into loans receivable and mortgage-backed and related securities. Loan originations totaled $400.7 million and $313.6 million for the years ended September 30, 1997 and 1996, respectively. Purchases of mortgage-backed and related securities totaled $306.4 million and $324.6 million for the years ended September 30, 1997 and 1996, respectively. During the years ended September 30, 1997 and 1996, the Company repurchased approximately 387,000 and 608,000 shares of its common stock in share repurchase programs at a total cost of approximately $11.8 million and $15.5 million, respectively.

At September 30, 1997 and 1996, the Company had outstanding loan commitments including lines of credit of $164.7 million and $159.2 million, respectively. The Company had no commitments to purchase loans outstanding at either of these dates. At September 30, 1997 and 1996, the Company had commitments to purchase $1.9 million and $12.8 million, respectively, of mortgage-backed and related securities. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit, including brokered certificates, which are scheduled to mature in one year or less at September 30, 1997 and 1996, were $401.5 million and $358.3 million, respectively. Management believes that a significant portion of such deposits will remain with the Company.



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


RECENT REGULATORY LEGISLATIVE DEVELOPMENTS
The deposits of thrift institutions such as the Bank are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Deposits of commercial banks are insured under the Bank Insurance Fund ("BIF") of the FDIC. Insured institutions pay assessments to the applicable fund based on assessment rate schedules determined by the law and FDIC regulation.

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

The "Deposit Insurance Funds Act of 1996" (the "DIF Act") addressed the deposit insurance premium disparity. Pursuant to the terms of the DIF Act, the FDIC was directed to impose a special assessment on SAIF-assessable deposits at a rate that would cause the SAIF to achieve its designated reserve ratio of 1.25% of SAIF-insured deposits as of October 1, 1996. The DIF Act required that the special assessment be applied against the SAIF-assessable deposits held by institutions as of March 31, 1995. Pursuant to the final rule issued by the FDIC, the special assessment rate was determined to be 65.7 basis points. The amount of the assessment to the Bank was $4.2 million with an after-tax effect on income of $2.5 million or $0.45 cents per share for the year ended September 30, 1996. With the recapitalization of the SAIF, BIF and SAIF premiums will be comparable and FDIC premium expense for the Bank will therefore be reduced in future periods.

The FDIC published a proposed rule on October 16, 1996, under which a permanent base assessment schedule for the SAIF would be established, setting assessment rates at a range of 4 to 31 basis points. The proposed rule also called for an adjusted assessment schedule reducing these rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points, beginning October 1, 1996. This assessment range is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 18 to 27 basis points applied to the majority of SAIF-member savings associations for the last quarter of 1996, reflecting the fact that assessments related to certain bond obligations of the Financing Corporation ("FICO") were included in the SAIF rates for these institutions during that period.

The DIF Act addressed other matters which will affect the Bank. Obligations pursuant to the FICO bonds, which were issued to ameliorate the savings and loan crisis in the 1980's, have been shared by all insured depository institutions since December 31, 1996. This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminated the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF. Effective January 1, 1997, all insured institutions are now paying an annual assessment to fund interest payments on the FICO bonds. BIF-member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis, which will be assessed at 2.4 basis points, until the bonds mature in 2017.

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

After payment of the one-time assessment described above, the Bank has continued to exceed all the regulatory minimum capital levels. Although management is unable to predict the ultimate effect on Company operations of the FICO bond assessments, the merger of the BIF and SAIF, and the potential abolition of separate and distinct charters for banks and savings associations, management does not presently anticipate that these provisions will have a material impact on the financial condition of the Company in future periods.


CURRENT ACCOUNTING DEVELOPMENTS
In February 1997, Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application of this statement is not permitted. The Company has determined that the impact of adoption will not have a material effect on the earnings per share of the Company.

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














ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
St. Francis Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of St. Francis Capital Corporation and Subsidiary (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Francis Capital Corporation and Subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1997 in conformity with generally accepted accounting principles.



                                                           KPMG PEAT MARWICK LLP


Milwaukee, Wisconsin
November 13, 1997

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                September 30,
(In thousands)                                                              1997             1996
                                                                         -----------      -----------
ASSETS
Cash and due from banks                                                  $    22,899      $    17,604
Federal funds sold and overnight deposits                                     19,959            4,855
                                                                         -----------      -----------
Cash and cash equivalents                                                     42,858           22,459
                                                                         -----------      -----------
Trading account securities, at fair value                                         --               --
Assets available for sale, at fair value:
  Debt and equity securities (notes 3 and 9)                                  56,247           60,001
  Mortgage-backed and related securities (notes 4 and 9)                     620,716          519,766
Mortgage loans held for sale, at lower of cost or market (note 5)             24,630           20,582
Securities held to maturity, at amortized cost:
    Debt securities (market values of $3,908 and $6,331,
      respectively) (note 3)                                                   3,833            6,215
    Mortgage-backed and related securities (market values of $66,219
      and $65,316, respectively) (notes 4 and 9)                              66,849           68,392
Loans receivable, net (notes 5 and 9)                                        712,875          610,699
Federal Home Loan Bank stock, at cost                                         20,843           19,063
Accrued interest receivable (note 6)                                           9,250            8,067
Foreclosed properties                                                            416               80
Real estate held for investment                                               51,476           36,865
Premises and equipment, net (note 7)                                          24,711           16,432
Other assets (notes 5 and 11)                                                 25,945           15,495
                                                                         -----------      -----------
Total assets                                                             $ 1,660,649      $ 1,404,116
                                                                         ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits (note 8)                                                        $ 1,087,136      $   877,684
Short term borrowings (note 9)                                               129,381           19,020
Long term borrowings (note 9)                                                290,847          356,014
Advances from borrowers for taxes and insurance                                9,563           11,092
Accrued interest payable and other liabilities (notes 8 & 15)                 15,192           15,127
                                                                         -----------      -----------
Total liabilities                                                          1,532,119        1,278,937
                                                                         -----------      -----------
Commitments and contingencies (notes 2 and 16)                                    --               --

Shareholders' equity:
Preferred stock $.01 par value:
  Authorized, 6,000,000 shares
  None issued                                                                     --               --
Common stock $.01 par value:
  Authorized 12,000,000 shares
  Issued 7,289,620 shares
  Outstanding, 5,226,998 and 5,475,509 shares, respectively                       73               73
Additional paid-in-capital                                                    73,541           72,243
Unrealized gain (loss) on securities available for sale, net of tax            1,046           (1,765)
Unearned ESOP compensation (note 15)                                          (3,088)          (3,488)
Treasury stock, at cost (2,062,622 and 1,814,111 shares,
  respectively) (note 14)                                                    (44,511)         (35,529)
Retained earnings, substantially restricted (note 12)                        101,469           93,645
                                                                         -----------      -----------
Total shareholders' equity                                                   128,530          125,179
                                                                         -----------      -----------
Total liabilities and shareholders' equity                               $ 1,660,649      $ 1,404,116
                                                                         ===========      ===========


          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income

                                                                              Year ended September 30,
                                                                      --------------------------------------
(In thousands, except per share data)                                    1997           1996          1995
                                                                      ---------      ---------     ---------
Interest and dividend income:
   Loans (note 5)                                                     $  57,601      $  47,512     $  41,975
   Mortgage-backed and related securities                                43,266         39,163        36,689
   Debt and equity securities                                             4,634          3,329         2,396
   Federal funds sold and overnight deposits                              1,048            864         1,118
   Federal Home Loan Bank stock                                           1,373          1,226         1,090
   Trading account securities                                               224              3           519
                                                                      ---------      ---------     ---------
Total interest and dividend income                                      108,146         92,097        83,787

Interest expense:
   Deposits (note 8)                                                     46,992         37,610        30,775
   Advances and other borrowings                                         22,371         18,803        19,448
                                                                      ---------      ---------     ---------
Total interest expense                                                   69,363         56,413        50,223
                                                                      ---------      ---------     ---------

Net interest income before provision for loan losses                     38,783         35,684        33,564
Provision for loan losses (note 5)                                        1,280          1,300           240
                                                                      ---------      ---------     ---------
Net interest income                                                      37,503         34,384        33,324
                                                                      ---------      ---------     ---------

Other operating income (expense), net:
   Loan servicing and loan related fees                                   1,813          1,258         1,276
   Deposit fees and service charges                                       2,159          1,451         1,316
   Trading securities gains and commitment fees, net                        726            109         1,098
   Impairment loss on mortgage-backed securities                         (3,400)            --            --
   Gain on debt and equity and mortgage-backed and
       related securities available for sale, net (notes 3 and 4)         1,289          3,311         2,576
   Gain on sales of mortgage loans held for sale, net (note 5)            1,562          1,057           261
   Insurance and annuity commissions                                        398            249           261
     Gain (loss) on foreclosed properties                                   (22)           865           (13)
     Income from affordable housing                                       3,363          1,899         1,093
     Other income                                                           774            415           463
                                                                      ---------      ---------     ---------
Total other operating income, net                                         8,662         10,614         8,331
                                                                      ---------      ---------     ---------

General and administrative expenses:
        Compensation and other employee benefits                         15,564         13,242        11,198
        Office building, including depreciation                           2,551          2,106         1,755
        Furniture and equipment, including depreciation                   2,466          1,874         1,457
        Federal deposit insurance premiums                                  742          5,641         1,476
        Real estate held for investment                                   3,901          2,156         1,412
        Other general and administrative expenses (note 10)               7,679          6,603         5,381
                                                                      ---------      ---------     ---------
Total general and administrative expenses                                32,903         31,622        22,679
                                                                      ---------      ---------     ---------

Income before income tax expense                                         13,262         13,376        18,976
Income tax expense (note 11)                                              1,544          2,911         6,277
                                                                      ---------      ---------     ---------
Net income                                                            $  11,718      $  10,465     $  12,699
                                                                      =========      =========     =========

Earnings per share (note 13)                                          $    2.20      $    1.82     $    2.10
                                                                      =========      =========     =========

          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity

                                           Number of                               Unrealized
                                           Shares of                              Gain (Loss)
                                            Common                   Additional  on Securities    Unearned
(Dollars in thousands                       Stock        Common        Paid-In     Available        ESOP
except for shares outstanding             Outstanding     Stock        Capital     For Sale    Compensation
                                           ---------    ----------   ----------   ----------    ----------
BALANCE AT SEPTEMBER 30, 1994              6,435,277    $       73   $   71,425   $   (2,733)   $   (4,366)
Net income                                        --            --           --           --            --
Exercise of stock options                     16,470            --           --           --            --
Purchase of treasury stock                  (372,948)           --           --           --            --
Amortization of unearned compensation             --            --          394           --           370
Change in unrealized gain (loss) on
  securities available for sale,
  net of tax                                      --            --           --        5,065            --
                                           ---------    ----------   ----------   ----------    ----------

BALANCE AT SEPTEMBER 30, 1995              6,078,799            73       71,819        2,332        (3,996)
Net income                                        --            --           --           --            --
Cash dividend - $0.40 per share                   --            --           --           --            --
Exercise of stock options                      5,100            --           --           --            --
Purchase of treasury stock                  (608,390)           --           --           --            --
Amortization of unearned compensation             --            --          424           --           508
Change in unrealized gain (loss) on
  securities available for sale,
  net of tax                                      --            --           --       (4,097)           --
                                           ---------    ----------   ----------   ----------    ----------

BALANCE AT SEPTEMBER 30, 1996              5,475,509            73       72,243       (1,765)       (3,488)
Net income                                        --            --           --           --            --
Cash dividend - $0.48 per share                   --            --           --           --            --
Exercise of stock options                    138,790            --          432           --            --
Purchase of treasury stock                  (387,301)           --           --           --            --
Amortization of unearned compensation             --            --          866           --           400
Change in unrealized gain (loss) on
  securities available for sale, net of           --            --           --        2,811            --
  tax
                                           ---------    ----------   ----------   ----------    ----------
BALANCE AT SEPTEMBER 30, 1997              5,226,998    $       73   $   73,541   $    1,046    $   (3,088)
                                           =========    ==========   ==========   ==========    ==========



                                           Unearned
(Dollars in thousands                      Restricted     Treasury       Retained
except for shares outstanding                Stock          Stock        Earnings        Total
                                           --------      ----------    ----------    ----------
BALANCE AT SEPTEMBER 30, 1994              $   (1,636)   $  (13,333)   $   73,271    $  122,701
Net income                                         --            --        12,699        12,699
Exercise of stock options                          --           264          (127)          137
Purchase of treasury stock                         --        (7,073)           --        (7,073)
Amortization of unearned compensation             935            --            --         1,699
Change in unrealized gain (loss) on
  securities available for sale,
  net of tax                                       --            --            --         5,065
                                           ----------    ----------    ----------    ----------

BALANCE AT SEPTEMBER 30, 1995                    (701)      (20,142)       85,843       135,228
Net income                                         --            --        10,465        10,465
Cash dividend - $0.40 per share                    --            --        (2,199)       (2,199)
Exercise of stock options                          --            96          (464)         (368)
Purchase of treasury stock                         --       (15,483)           --       (15,483)
Amortization of unearned compensation             701            --            --         1,633
Change in unrealized gain (loss) on
  securities available for sale,
  net of tax                                       --            --            --        (4,097)
                                           ----------    ----------    ----------    ----------

BALANCE AT SEPTEMBER 30, 1996                      --       (35,529)       93,645       125,179
Net income                                         --            --        11,718        11,718
Cash dividend - $0.48 per share                    --            --        (2,450)       (2,450)
Exercise of stock options                          --         2,834        (1,444)        1,822
Purchase of treasury stock                         --       (11,816)           --       (11,816)
Amortization of unearned compensation              --            --            --         1,266
Change in unrealized gain (loss) on
  securities available for sale, net of            --            --            --         2,811
  tax
                                           ----------    ----------    ----------    ----------
BALANCE AT SEPTEMBER 30, 1997              $       --    $  (44,511)   $  101,469    $  128,530
                                           ==========    ==========    ==========    ==========


          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statement of Cash Flows

                                                                                           September 30,
                                                                               -------------------------------------
                                                                                  1997          1996          1995
                                                                               ---------     ---------     ---------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                     $  11,718     $  10,465     $  12,699

Adjustments to reconcile net income to net cash provided (used) by operating activities:

         Provisions for loan losses                                                1,280         1,300           240
         Depreciation, accretion and amortization                                  3,507         2,526         2,028
         Deferred income taxes                                                      (691)       (2,073)         (496)
         Gain on investments, mortgage-backed and related
           securities and trading account securities, net
                                                                                  (2,015)       (3,420)       (3,674)
         Impairment loss on mortgage-backed securities                             3,400            --            --

         Gain on sales of mortgage loans held for sale                            (1,562)       (1,057)         (261)
         Stock-based compensation expense                                          1,266         1,633         1,699
         (Increase) decrease in loans held for sale                                4,048        (7,507)      (14,922)
         Decrease in trading account securities, net                                  --         3,000        10,196
         Other, net                                                               (3,380)        4,974        (9,252)
                                                                               ---------     ---------     ---------
Total adjustments                                                                  5,853          (624)      (14,442)
                                                                               ---------     ---------     ---------
Net cash provided (used) by operating activities                                  17,571         9,841        (1,743)
                                                                               ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from maturities of debt securities held to maturity                 2,841        25,508        34,217
      Purchases of debt securities held to maturity                                 (459)      (18,535)      (60,341)
      Purchases of mortgage-backed and related securities
         held to maturity                                                             --        (1,000)      (10,293)

      Principal repayments on mortgage-backed and related
         securities held to maturity                                               1,543         5,573        11,976

      Purchases of mortgage-backed securities available for sale                (306,405)     (323,622)     (159,432)
      Proceeds from sales of mortgage-backed securities
         available for sale                                                      112,315       178,602       135,078
      Principal repayments on mortgage-backed securities
         available for sale                                                       90,868        62,579        22,752
      Purchase of debt and equity securities available for sale                  (51,199)      (64,944)       (2,818)
      Proceeds from sales of debt and equity securities available for sale
                                                                                  47,200        33,875         1,050
      Proceeds from maturities of debt and equity securities
      available
        for sale                                                                  15,399        16,369            --
      Bank acquisition, net of cash acquired                                      (7,118)           --         9,543
      Purchases of Federal Home Loan Bank stock                                   (2,580)       (2,059)       (1,265)
      Redemption of Federal Home Loan Bank stock                                     800           436            --
      Purchase of loans                                                          (25,587)      (69,016)      (67,426)
      Increase in loans, net of loans held for sale                              (14,030)      (40,312)      (28,952)
      Increase in real estate held for investment                                (14,611)      (12,601)      (14,446)
      Proceeds from sale of foreclosed properties                                     --         6,767            --
      Purchases of premises and equipment, net                                   (10,526)       (6,634)       (3,428)
                                                                               ---------     ---------     ---------
Net cash used in investing activities                                           (161,549)     (209,014)     (133,785)
                                                                               ---------     ---------     ---------



          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statement of Cash Flows

                                                                                    September 30,
                                                                        -------------------------------------
                                                                           1997          1996          1995
                                                                        ---------     ---------     ---------
                                                                                   (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in deposits                                                141,650       189,336       118,456
  Proceeds from advances and other borrowings                             224,965       140,122        38,548
  Repayments on advances and other borrowings                            (210,746)      (97,248)      (18,432)
  Increase (decrease) in securities sold under agreements
      to repurchase                                                        22,481       (13,521)        8,248
  Increase (decrease) in advances from borrowers for taxes
     and insurance                                                         (1,529)          213           610
  Dividends paid                                                           (2,450)       (2,199)           --


  Stock option transactions                                                 1,822          (368)           --
  Purchase of treasury stock                                              (11,816)      (15,483)       (7,073)
                                                                        ---------     ---------     ---------
 Net cash provided by financing activities                                164,377       200,852       140,357
                                                                        =========     =========     =========


Increase in cash and cash equivalents                                      20,399         1,679         4,829


Cash and cash equivalents:

     Beginning of year                                                     22,459        20,780        15,951
                                                                        ---------     ---------     ---------
     End of year                                                        $  42,858     $  22,459     $  20,780
                                                                        =========     =========     =========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
     Interest                                                           $  69,062     $  57,143     $  48,243
     Income taxes                                                           2,205         4,521        11,085

Supplemental schedule of noncash investing and financing activities:


  The following summarizes significant noncash investing
     and financing activities:
     Mortgage loans secured as mortgage-backed securities               $  57,337            --     $   1,988
     Transfer of mortgage-backed and related securities
       to assets available for sale                                            --     $ 117,300            --
     Transfer from loans to foreclosed properties                             725           126         5,960
     Transfer of mortgage loans to mortgage loans held for sale            28,433        11,937         4,941

     Acquisitions:
       Assets acquired                                                  $  93,044            --     $  84,626

       Cash paid for purchase of stock                                  $ (25,283)           --     $ (13,315)
       Cash acquired                                                       18,165            --        22,858
                                                                        ---------     ---------     ---------
        Net cash received (used) for acquisitions                       $  (7,118)           --     $   9,543
                                                                        =========     =========     =========


          See accompanying Notes to Consolidated Financial Statements

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of St. Francis Capital Corporation and subsidiary (the "Company") conform to generally accepted accounting principles and to general practice within the banking industry. The Company provides a full range of banking and related financial services to individual and corporate customers through its network of bank affiliates. The Company is subject to competition from other financial institutions and is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies. The following is a description of the more significant of those policies that the Company follows in preparing and presenting its consolidated financial statements. In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(a)   Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, St. Francis Bank, F.S.B. ("Bank"), the Bank's subsidiaries, SF Investment Corp. ("SF Investment"), St. Francis Development Corp. (liquidated September 30, 1995), St. Francis Insurance Services Corp., S-F Mortgage Corp. and St. Francis Equity Properties ("SFEP") and limited partnerships which are all more than 50% owned by SFEP. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)   Statements of Cash Flows

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, interest- bearing deposits with the FHLB and other financial institutions and federal funds sold.

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

The cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and related securities, over the estimated life of the security. Such amortization is based on a level-yield method and is included in interest income from the respective security. Interest and dividends are included in interest and dividend income from investments. Realized gains are included in net gains and losses from sales of investments and mortgage-backed and related securities. The cost of securities sold is based on the specific identification method.

In determining if declines in value in mortgage-backed and related securities are other than temporary, management estimates future cash flows to be generated by pools of loans underlying the securities. Included in this evaluation are such factors as i) estimated loan prepayment rates, ii) a review of delinquencies, foreclosures, repossessions and recovery rates relative to the underlying mortgage loans collateralizing each security, iii) the level of available subordination or other credit enhancements, iv) an assessment of the servicer of the underlying mortgage portfolio and v) the rating assigned to each security by independent national rating agencies.

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

(f)   Loans and Fees and Income on Loans

Loans are carried at the outstanding principal amount reduced by purchased discount, deferred fees, unearned insurance premiums, loans in process and the allowance for loan losses. Loans sold with recourse are derecognized at the time of sale. The estimated liability related to recourse provisions is periodically evaluated with increases charged to expense. Loans for which management has the intent and ability to hold for the foreseeable future or until maturity or repayment are carried at their unpaid principal balances. Interest on loans is recorded as income in the period earned.

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

(g)     Mortgage Servicing Rights

The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. The evaluation of mortgage servicing rights for impairment takes into consideration certain risk characteristics including loan type, note rate, prepayment trends and external market factors.

The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which was effective for transactions occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. This statement was adopted on January 1, 1997. The effect of adopting this statement was not material to the Company's results of operations or financial condition.

(h)   Allowance for Loan Losses

The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. The allowance for loan losses is maintained at a level adequate to provide for loan losses through charges to operating expense. The allowance is based upon past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating loan losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and economic conditions. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans. With respect to loans which are deemed impaired, the calculation of reserve levels is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values.

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

(i)   Financial Options

Interest rate swaps, forward and future commitments and contracts and option contracts purchased or sold may be used from time to time to manage interest rate exposure by hedging specific assets or liabilities. Realized and unrealized gains and losses on these instruments are deferred and amortized over the life of the hedged assets and liabilities. Financial instruments which do not meet the criteria for hedge accounting are marked to market in aggregate and any gains or losses are recognized in the income statement line item trading securities gains and commitment fees, net.

Fees received on options written are deferred at the time the fees are received and recognized in other operating income at the earlier of the settlement or the expiration of the contract.

(j)   Foreclosed Properties

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

(k)   Real Estate Held for Investment

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

(l)   Premises and Equipment

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

(m)   Federal Home Loan Bank Stock

The Company's investment in Federal Home Loan Bank stock meets the minimum amount required by current regulation and is carried at cost which is its redeemable (fair) value since the market for this stock is limited.

(n)   Income Taxes

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

(o)   Stock-based Compensation Plans

The Company has various stock based compensation plans that authorize the granting of stock options, restricted stock, and other stock based awards to eligible employees. The Company has elected to not adopt the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", which requires a fair-value based method of accounting for stock options and equity awards, but will continue to follow APB No. 25, "Accounting for Stock Issued & Employees", and related interpretations to account for its stock based compensation plans. Pursuant to the disclosure requirements of SFAS No. 123, the Company has included in Note 15 the effect of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro-forma basis as if the fair value based method of accounting defined in SFAS No. 123 was applied.

(p)   Pending Accounting Changes

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share previously found in APB No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application of this statement is not permitted. The Company has determined that the impact of adoption will not have a material effect on the earnings per share of the Company.

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

(q)   Reclassification

Certain amounts for prior years have been reclassified to conform to the 1997 presentation.

(2) ACQUISITIONS

In February 1997, the Company completed the acquisition of Kilbourn State Bank for $25.3 million cash. Under the terms of the agreement, the Company acquired all of the outstanding shares of Kilbourn State Bank, with the acquisition being accounted for as a purchase. The related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The acquisition of Kilbourn State Bank added $93.0 million in assets, including additions of $62.6 million to net loans and $67.8 million to deposits.

The excess of cost over the fair value of assets acquired is accounted for as goodwill and will be amortized over fifteen years using the straight-line method. The amount of goodwill recorded due to the acquisition was $9.1 million.

(3)  DEBT AND EQUITY SECURITIES

The following is a summary of available for sale and held to maturity debt and equity securities:

                                                                 Gross Unrealized
                                                    Amortized   ------------------  Estimated
 (In thousands)                                       Cost       Gains     Losses   Fair Value
-------------------------------------------------   ---------   --------   -------  ----------
 At September 30, 1997:
   Available for sale:
     U.S. Treasury obligations and obligations of
         U.S. Government agencies                    $22,026    $   124    $    26    $22,124
     State and municipal obligations                     429          6         --        435
     Corporate notes and bonds                         5,518         12          3      5,527
     Asset-backed securities                          21,200         51        551     20,700
     Marketable equity securities                      7,461         --         --      7,461
                                                     -------    -------    -------    -------
                                                     $56,634    $   193    $   580    $56,247
                                                     =======    =======    =======    =======

   Held to maturity:
     U.S. Treasury obligations and obligations of
         U.S. Government agencies                    $ 3,023    $    46    $    --    $ 3,069
     State and municipal obligations                     810         29         --        839
                                                     -------    -------    -------    -------
                                                     $ 3,833    $    75    $    --    $ 3,908
                                                     =======    =======    =======    =======

 At September 30, 1996:
   Available for sale:
     U.S. Treasury obligations and obligations of
         U.S. Government agencies                    $25,077    $   106    $   172    $25,011
     State and municipal obligations                   5,961         --         78      5,883
     Corporate notes and bonds                         7,558         31         27      7,562
     Asset-backed securities                           4,756         --         --      4,756
     Marketable equity securities                     16,782          7         --     16,789
                                                     -------    -------    -------    -------
                                                     $60,134    $   144    $   277    $60,001
                                                     =======    =======    =======    =======

   Held to maturity:
     U.S. Treasury obligations and obligations of
         U.S. Government agencies                    $ 3,040    $    73    $    --    $ 3,113
      State and municipal obligations                  1,184         33         --      1,217
      Corporate notes and bonds                        1,991         10         --      2,001
                                                     -------    -------    -------    -------
                                                     $ 6,215    $   116    $    --    $ 6,331
                                                     =======    =======    =======    =======

The amortized cost and estimated fair value of debt and equity securities available for sale and held to maturity at September 30, 1997, by contractual maturity, are as follows:

                                                         Amortized        Estimated
(In thousands)                                             Cost          Fair Value
                                                       --------------   -------------
Less than one year                                     $       10,022   $      10,047
Greater than one year but less than five years                 23,777          23,317
Greater than five years but less than ten years                 6,874           6,910
Greater than ten years                                         12,333          12,420
                                                       --------------   -------------
                                                               53,006          52,694
Marketable equity securities                                    7,461           7,461
                                                       --------------   -------------
                                                       $       60,467          60,155
                                                       ==============   =============

During the years ended September 30, 1997, 1996 and 1995, proceeds from the sale of available for sale debt and equity securities were $47.2 million, $33.9 million and $1.1 million, respectively. The gross realized gains on such sales totaled $65,000, $614,000 and $52,000 in 1997, 1996 and 1995, respectively.
The gross realized losses on such sales totaled $24,000, $126,000 and $32,000 in 1997, 1996 and 1995, respectively. There were no sales of held to maturity debt securities in 1997, 1996 and 1995.

Under implementation guidance for SFAS 115 provided by the Financial Accounting Standards Board, the Company, at December 31, 1995, reclassified securities from its held-to-maturity portfolio to available-for-sale that had an amortized cost basis of $28.9 million and a fair value of $29.1 million at the time of the transfer.

(4)  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of available for sale mortgage-backed and related securities and held to maturity mortgage-backed and related securities:


                                                    Gross Unrealized
                                     Amortized   --------------------    Estimated
 (In thousands)                        Cost        Gains      Losses    Fair Value
                                     --------    --------    --------   ----------
 At September 30, 1997:
   Available for sale:
      Participation certificates:
        GNMA                         $  3,604    $    299    $     --    $  3,903
        FNMA                           12,277          90          --      12,367
        FHLMC                           4,078          24          --       4,102
        Private issue                 224,530       1,160         829     224,861
      REMICs :
        GNMA                            4,219          28          --       4,247
        FNMA                           66,185         634          87      66,732
        FHLMC                         150,151         735          81     150,805
        Private issue                 153,658         859         855     153,662
      CMO residual                         37          --          --          37
                                     --------    --------    --------    --------
                                     $618,739    $  3,829    $  1,852    $620,716
                                     ========    ========    ========    ========

   Held to maturity:
      REMICs :
       FNMA                          $  2,102    $      7    $      9    $  2,100
       FHLMC                            1,917          27          --       1,944
       Private issue                   62,830          59         714      62,175
                                     --------    --------    --------    --------
                                     $ 66,849    $     93    $    723    $ 66,219
                                     ========    ========    ========    ========

                                              Amortized     Gross Unrealized     Estimated
 (In thousands)                                 Cost        Gains      Losses    Fair Value
                                              --------    --------    --------   ----------
At September 30, 1996:
   Available for sale:
      Participation certificates:
        GNMA                                  $  4,809    $    332    $     --    $  5,141
        FNMA                                     4,867          75          14       4,928
        FHLMC                                    9,729          49          47       9,731
        Private issue                          198,755         527       2,018     197,264
      REMICs:
       FNMA                                     41,763         587         111      42,239
       FHLMC                                    52,988         475         260      53,203
       Private issue                           208,675         940       3,265     206,350
      Adjustable rate mortgage mutual fund         842          --          --         842
      CMO residual                                  68          --          --          68
                                              --------    --------    --------    --------
                                              $522,496    $  2,985    $  5,715    $519,766
                                              ========    ========    ========    ========

   Held to maturity:
      REMICs :
       FNMA                                   $  2,968    $     26    $     26    $  2,968
       FHLMC                                     2,533          57          --       2,590
       Private issue                            62,891          --       3,133      59,758
                                              --------    --------    --------    --------
                                              $ 68,392    $     83    $  3,159    $ 65,316
                                              ========    ========    ========    ========


During the years ended September 30, 1997, 1996 and 1995, proceeds from the sale of available for sale mortgage-backed and related securities were $112.3 million, $178.6 million and $135.1 million, respectively. The gross realized gains on such sales totaled $1.3 million, $2.8 million and $3.1 million in 1997, 1996 and 1995, respectively. The gross realized losses on such sales totaled $28,000, $10,000 and $422,000 in 1997, 1996 and 1995, respectively.
There were no sales of held to maturity mortgage-backed and related securities in 1997, 1996 and 1995.

During the year ended September 30, 1997, the Company recorded an impairment loss of $3.4 million to reflect other than temporary impairment of the carrying value of certain private issue mortgage-backed securities. The securities, carried at $12.5 million prior to the writedown, were adjusted to fair value of $9.1 million. Based on the new carrying value, estimated future cash flows on the securities should reflect a market rate of interest.

At September 30, 1997 and 1996, $267.7 million and $240.4 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

Under implementation guidance for SFAS 115 provided by the Financial Accounting Standards Board, the Company, at December 31, 1995, reclassified mortgage-backed and related securities from its held-to-maturity portfolio to available- for-sale with an amortized cost basis of $88.4 million and a fair value of $88.6 million.

(5)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                  September 30,
                                              --------------------
 (In thousands)                                 1997        1996
                                              --------    --------
 First mortgage - one- to four-family         $240,522    $270,614
 First mortgage - residential construction      46,340      32,249
 First mortgage - multi-family                 101,289     103,262
 Commercial real estate                         87,950      46,391
 Home equity                                   115,293      90,579
 Commercial and agriculture                     72,144      25,177
 Consumer secured by real estate                89,627      66,346
 Interim financing and consumer loans           15,255      15,604
 Indirect auto                                  15,423       6,286
 Education                                         948      12,142
                                              --------    --------
   Total gross loans                           784,791     668,650
                                              --------    --------
 Less:
   Loans in process                             38,200      29,631
   Unearned insurance premiums                     552         647
   Deferred loan and guarantee fees              1,290         851
   Purchased loan discount                       1,042       1,023
   Allowance for loan losses                     6,202       5,217
                                              --------    --------
   Total deductions                             47,286      37,369
                                              --------    --------
 Total loans receivable                        737,505     631,281
 Less:  First mortgage loans held for sale      24,630      20,582
                                              --------    --------
 Loans receivable, net                        $712,875    $610,699
                                              ========    ========


Activity in the allowance for loan losses is as follows:

                                              Years Ended September 30,
                                           -------------------------------
 (In thousands)                              1997        1996        1995
                                           -------     -------     -------
 Balance at beginning of year              $ 5,217     $ 4,076     $ 3,435
   Provision charged to expense              1,280       1,300         240
   Loans charged off, net of recoveries     (1,973)       (159)       (293)
   Acquired bank's allowance                 1,678          --         694
                                           -------     -------     -------
 Balance at end of year                    $ 6,202     $ 5,217     $ 4,076
                                           =======     =======     =======


Recoveries are insignificant in all years. Non-performing loans, which include loans on which the accrual of interest has been discontinued, and troubled debt restructurings totaled approximately $3.0 million and $3.9 million at September 30, 1997 and 1996, respectively. Non-performing loans at September 30, 1997 and 1996 include $1.1 million and $3.6 million, respectively of purchased auto loans which are past due or in default. Also included in non-performing assets in 1997 is a single $850,000 commercial real estate loan collateralized by a shopping center mortgage. Impaired loans totaled $1.9 million and $3.6 million at September 30, 1997 and 1996, respectively. These loans had associated impairment reserves of $782,000 and $1.1 million at September 30, 1997 and 1996, respectively. During 1997 and 1996, the average balance of impaired loans was $4.1 million and $1.4 million, respectively, and no interest income was recorded. Interest income on impaired loans is recognized only to the extent that payments are expected to exceed the amount of principal due on the loans.

The effect of non-performing loans on interest income is as follows:

                                             Years Ended September 30,
                                          --------------------------------
 (In thousands)                             1997        1996        1995
                                          --------    --------    --------
 Interest at original contractual rate    $    744    $    296    $     34
 Interest collected                            303          11          26
                                          --------    --------    --------
   Net reduction of interest income       $    441    $    285    $      8
                                          ========    ========    ========


Capitalized mortgage servicing rights total $1.8 million and $701,000 at September 30, 1997 and 1996, respectively. The Company recorded gains of $1.1 million and $634,000, respectively; and amortization expense of $48,000 and $23,000, respectively, for the years ended September 30, 1997 and 1996. The fair value approximates the amount of capitalized mortgage servicing rights at September 30, 1997 and 1996.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

                                                             September 30,
                                                    --------------------------------
 (In thousands)                                       1997        1996        1995
                                                    --------    --------    --------
 Mortgage loans underlying pass-through
  securities - FNMA                                 $177,649    $141,944    $162,777
 Mortgage loan portfolios serviced for:
   FNMA                                              115,080      72,038      17,838
   FHLMC                                                 982       1,233       1,529
   Other investors                                    17,965      11,619      13,070
                                                    --------    --------    --------
   Total loans serviced for others                  $311,676    $226,834    $195,214
                                                    ========    ========    ========

Custodial escrow balances maintained in
    connection with the foregoing loan servicing
    and included in demand deposits                 $ 10,810    $  8,738    $  8,193
                                                    ========    ========    ========


(6)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                             September 30,
                                           ----------------
 (In thousands)                             1997      1996
                                           ------    ------
 Mortgage-backed and related securities    $3,535    $3,166
 Loans receivable                           4,670     3,691
 Other                                      1,045     1,210
                                           ------    ------
                                           $9,250    $8,067
                                           ======    ======

(7)  PREMISES AND EQUIPMENT

A summary of premises and equipment, at cost, follows:

                                                      September 30,
                                                 ---------------------
(In thousands)                                     1997         1996
                                                 --------     --------
Land and land improvements                       $  4,755     $  2,890
Office buildings and improvements                  16,479       11,825
Furniture, fixtures and equipment                  13,264        9,730
Leasehold improvements                              1,060          588
                                                 --------     --------
                                                   35,559       25,033
    Accumulated depreciation and amortization     (10,847)      (8,601)
                                                 --------     --------
                                                 $ 24,711     $ 16,432
                                                 ========     ========

Range of depreciable lives:
         Office buildings and improvements       5 - 40 years
         Furniture, fixtures and equipment       5 - 10 years
         Leasehold improvements                  5 - 40 years

(8)  DEPOSITS

Deposit accounts are summarized as follows:

                                                                 September 30,
                                 -----------------------------------------------------------------------
                                                  1997                                1996
                                 -------------------------------------- --------------------------------
                                  Weighted                              Weighted
                                   average                              average
 (Dollars in thousands)             rate        Amount       Percent      rate      Amount     Percent
                                 ---------- -------------- ------------ -------- ----------- -----------
 Demand deposits:
   Non-interest bearing-               --     $   52,582        4.8%        --     $  34,377        3.9%
   Interest bearing                  1.61%         54,126       5.0        1.49%      39,710        4.5
 Passbook accounts                   2.91         105,356       9.7        2.87       79,362        9.0
 Money market
   Demand accounts                   4.87         265,382      24.4        4.53      176,838       20.2
 Certificates of deposit             6.06         609,690      56.1        5.60      547,397       62.4
                                               ----------     -----                ---------      -----
 Total deposits                      4.95      $1,087,136     100.0%       4.74    $ 877,684      100.0%
                                               ==========     =====                =========      =====


The certificates category above includes approximately $140.8 million and $138.6 million of brokered deposits at weighted average stated rates of 6.49% and 5.35% at September 30, 1997 and September 30, 1996, respectively.

Aggregate annual maturities of certificate accounts at September 30, 1997 are as follows:

                                                                      Weighted
                                                                       average
Matures during year ended September 30:                  Amount         rate
---------------------------------------               ------------    ---------
                                            (Dollars in thousands)
  1998                                                $    401,534      5.81%
  1999                                                      87,163      5.93
  2000                                                      11,544      5.94
  2001                                                       6,897      5.74
  2002                                                      27,468      6.77
  Thereafter                                                75,084      7.37
                                                      ------------
                                                      $    609,690
                                                      ============

Certificates include approximately $48.6 million and $31.7 million in denominations of $100,000 or more at September 30, 1997 and 1996, respectively.

Interest expense on deposits is as follows:

                                   Years Ended September 30,
                                 -----------------------------
 (In thousands)                    1997       1996       1995
                                 -------    -------    -------
 Demand deposits                 $   843    $   614    $   553
 Money market demand accounts     10,306      6,787      4,681
 Passbook accounts                 2,617      2,392      2,560
 Certificates of deposit          33,226     27,817     22,981
                                 -------    -------    -------
                                 $46,992    $37,610    $30,775
                                 =======    =======    =======

Accrued interest payable on deposits totaled approximately $3.6 million and $3.5 million at September 30, 1997 and 1996, respectively.

(9)  SHORT AND LONG TERM BORROWINGS

Advances and other borrowings consist of the following:

(Dollars in thousands)               Weighted Average
                                      Interest Rate
                                    -----------------
                                       September 30,                               September 30,
                                    -----------------      Matures in fiscal    --------------------
Description                         1997         1996         year ended          1997        1996
                                    ----         ----      ----------------    ---------   ---------
Reverse repurchase agreements       5.80 %           - %          1998         $  22,481   $       -
Bank line of credit                 6.93             -            1998            11,000           -
Advances from Federal Home
   Loan Bank Of Chicago                -          5.09     Open Line Advance           -       6,000
                                       -          5.63            1997                 -      12,509
                                    5.62          5.49            1998            95,000      95,000
                                    5.68          5.54            1999           230,000     230,000
                                    5.67          5.56            2000            55,056      25,060
                                    5.70          5.50            2001             5,000       5,000
Federal Reserve Bank
  Treasury tax & loan advances      5.42          5.16      Daily overnight          900         511
Mortgages payable                   9.22          9.40          Various              791         954
                                                                                --------    --------
                                                                                $420,228    $375,034
                                                                                ========    ========

The Company is required to maintain as collateral unencumbered mortgage loans and mortgage-related securities such that the outstanding balance of Federal Home Loan Bank ("FHLB") advances does not exceed 60% of the book value of this collateral. In addition, these notes are collateralized by all FHLB stock. At September 30, 1997 and 1996, $234.2 million and $262.0 million, respectively, of mortgage loans and $287.6 million and $240.4 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances. The variable rate advances are tied to the one-month and three-month LIBOR indices. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The maximum amount of borrowings at any month end during the years ended September 30, 1997 and 1996 was approximately $422.6 million and $375.0 million, respectively. The approximate average amount outstanding was $388.8 million and $344.8 million for those same years. The weighted average interest rate was 5.67% and 5.43% during those years. The Federal Reserve Bank advances are collateralized by U.S. Treasury bills with a carrying value of $2.0 million and $1.0 million at September 30, 1997 and 1996, respectively.

Securities sold under agreements to repurchase averaged $5.4 million and $703,000 based on average daily balances during the years ended September 30, 1997 and 1996, respectively. The maximum amount outstanding at any month-end was $22.5 million and zero during those years, respectively. The average balances are calculated based on daily balances. Securities sold under agreements to repurchase were delivered for escrow to the broker-dealer who arranged the transactions.

The Bank line of credit averaged $5.6 million for the year ended September 30, 1997 with a maximum amount outstanding at any month-end of $12.0 million.
There was no line of credit outstanding at any time for the year ended September 30, 1996. The line of credit allows for individual advances of one to six months at rates tied to equivalent term LIBOR indices and is collateralized by the stock of the Bank. The line of credit allows for up to $20.0 million in borrowings.

(10)  OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses are as follows:

                                             Years Ended September 30,
                                            --------------------------
 (In thousands)                               1997      1996      1995
                                            ------    ------    ------
Data processing                             $1,574    $1,317    $1,115
Advertising                                  1,350     1,425       868
Stationery, printing and office supplies       617       481       364
Telephone and postage                        1,036       724       530
Insurance and surety bond premiums             130       103       151
Professional fees and services                 475       310       442
Supervisory assessment                         253       220       202
Amortization of intangible assets              834       446       383
Organization dues and subscriptions            123       124        96
Consumer lending                               234       357       327
Miscellaneous                                1,053     1,096       903
                                            ------    ------    ------
                                            $7,679    $6,603    $5,381
                                            ======    ======    ======

(11)  INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of the following:

(In thousands)                   Federal      State       Total
                                 -------     -------     -------
YEAR ENDED SEPTEMBER 30, 1997
  Current                        $ 2,114     $   121     $ 2,235
  Deferred                          (507)       (184)       (691)
                                 -------     -------     -------
                                 $ 1,607     $   (63)    $ 1,544
                                 =======     =======     =======

YEAR ENDED SEPTEMBER 30, 1996
  Current                        $ 4,785     $   199     $ 4,984
  Deferred                        (1,820)       (253)     (2,073)
                                 -------     -------     -------
                                 $ 2,965     $   (54)    $ 2,911
                                 =======     =======     =======

YEAR ENDED SEPTEMBER 30, 1995
  Current                        $ 5,450     $ 1,323     $ 6,773
  Deferred                          (434)        (62)       (496)
                                 -------     -------     -------
                                 $ 5,016     $ 1,261     $ 6,277
                                 =======     =======     =======

Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

                                                             Years Ended September 30,
                                                         -------------------------------
(In thousands)                                             1997        1996        1995
                                                         -------     -------     -------
Federal income tax expense at statutory rate of 35%      $ 4,642     $ 4,682     $ 6,642
State income taxes, net of Federal income tax benefit       (176)        (35)        830
Tax exempt interest                                         (156)       (237)       (295)
Non-deductible compensation                                  127         176         138
Acquisition intangible amortization                          152          21          18
Change in beginning of year valuation allowance               --        (171)        (41)
Affordable housing credits                                (2,923)     (1,617)       (875)
Other, net                                                  (122)         92        (140)
                                                         -------     -------     -------
                                                         $ 1,544     $ 2,911     $ 6,277
                                                         =======     =======     =======

Included in other assets is a deferred tax asset of $ 2.6 million and $2.3 million at September 30, 1997 and 1996, respectively. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                         September 30,
                                                     -------------------
(In thousands)                                         1997        1996
                                                     -------     -------
DEFERRED TAX ASSETS:
Allowance for loan losses                            $ 1,260     $   335
Deferred interest and fee income                         807         911
Net operating losses                                     590         275
Valuation adjustments and reserves                     1,412          33
Accrued expenses                                         199          64
Accrued deposit insurance premium                         --       1,668
Deferred compensation                                    572         660
Unrealized loss on available for sale securities          --         510
Non-qualified stock option exercise                      447          --
Other                                                     --          20
                                                     -------     -------
Gross deferred tax assets                              5,287       4,476
Less valuation allowance                                (425)       (199)
                                                     -------     -------
Net deferred tax assets                                4,862       4,285

DEFERRED TAX LIABILITIES:
Fixed asset tax basis adjustments                       (883)       (371)
FHLB stock tax basis adjustment                         (307)       (307)
Unrealized gains on available for sale securities       (125)         --
Unamortized accounting change for securities
  marked to market                                      (526)     (1,036)
Other                                                   (376)       (227)
                                                     -------     -------
Gross deferred tax liability                          (2,217)     (1,941)
                                                     -------     -------
Net deferred tax asset (liability)                   $ 2,645     $ 2,344
                                                     =======     =======


At September 30, 1997 and 1996, deferred tax assets include approximately $11.5 million and $5.4 million of various state net operating loss carry forwards respectively, which begin to expire in 1999 and are reduced by the valuation allowance to the extent full realization is in doubt.

(12)  SHAREHOLDERS' EQUITY

In accordance with federal regulations, at the time the Bank converted from a federal mutual savings bank to a federal stock savings bank, the Bank established a liquidation account equal to its retained earnings of $63.0 million to provide a limited priority claim for the benefit of qualifying depositors who maintain their deposit accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits. At September 30, 1997, the balance of the liquidation account was approximately $24.2 million. Under current regulations, the Bank is not permitted to pay dividends on its stock if the effect would reduce its regulatory capital below the liquidation account.

Office of Thrift Supervision ("OTS") regulations also provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, and after prior notice but without approval by the OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. During the year ended September 30, 1997, the Bank paid dividends to the Company totaling $11.5 million. As of September 30, 1997, retained earnings of the Bank of approximately $21.3 million were free of restriction and available for dividend payments.

Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its shareholders. However, the Company's source of funds for future dividends may depend upon dividends from the Bank.

Under the Internal Revenue Code and the Wisconsin Statutes, for tax years beginning before 1996, the Company was permitted to deduct an annual addition to a reserve for bad debts. This amount differed from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Shareholders' equity at September 30, 1997 includes approximately $21.9 million for which no federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

Management believes, as of September 30, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 1997, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. A well-capitalized institution significantly exceeds the required minimum level for each relevant capital measure. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table summarizes the Bank's capital ratios and the ratios required by federal regulations at September 30, 1997:

                                      Regulatory
                                      Requirement              Capital           Excess Capital
                                   -------------------   -------------------   --------------------
       Capital Standard            Amount      Percent   Amount      Percent   Amount       Percent
-------------------------------    ------     --------   --------  ---------   --------   ---------
                                                      (Dollars in thousands)
Tangible capital  . . . . . .       24,661       1.50%    117,337      7.14%     92,676      5.64%
Core capital  . . . . . . . .       49,363       3.00%    117,337      7.14%     67,974      4.14%
Risk-based capital  . . . . .       80,523       8.00%    122,856     12.21%     42,333      4.21%


The following table summarizes the Bank's capital ratios and the ratios required by federal regulations at September 30, 1996:

                                      Regulatory
                                      Requirement              Capital           Excess Capital
                                   -------------------   -------------------   --------------------
       Capital Standard            Amount      Percent   Amount      Percent   Amount       Percent
-------------------------------    ------     --------   --------  ---------   --------   ---------
                                                      (Dollars in thousands)
Tangible capital  . . . . . . .     19,457       1.50%     89,092      6.86%     69,635      5.37%
Core capital  . . . . . . . . .     38,915       3.00%     89,092      6.86%     50,177      3.86%
Risk-based capital  . . . . . .     56,576       8.00%     92,764     13.12%     36,188      5.12%


On September 25, 1997, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles shareholders to buy one one-hundredth of a share of the Company's preferred stock at an exercise price of $150. Rights do not become exercisable until eleven business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of the Company's common stock, or in the event a person or group owning 10% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If the Company is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire in ten years.

(13)  EARNINGS PER SHARE

Earnings per share of common stock for the years ended September 30, 1997, 1996 and 1995, have been determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Total shares outstanding for earnings per share calculation purposes have been reduced by the ESOP shares that have not been committed to be released.

The computation of earnings per common share for the years ended September 30 is as follows:

                                            1997           1996           1995
                                        -----------    -----------    -----------
Net income for the period               $11,718,000    $10,465,000    $12,699,000
                                        ===========    ===========    ===========

Common shares issued                      7,289,620      7,289,620      7,289,620

Net treasury shares                       1,939,847      1,450,789      1,066,069

Unallocated ESOP shares                     321,730        363,222        404,466
                                        -----------    -----------    -----------
Weighted average common shares
  Outstanding during the period           5,028,043      5,475,609      5,819,085
Common stock equivalents based on
    The treasury stock method               305,506        289,416        224,307
                                        -----------    -----------    -----------
Total weighted average common shares
  and equivalents outstanding             5,333,549      5,765,025      6,043,392
                                        ===========    ===========    ===========
Earnings per share                      $      2.20    $      1.82    $      2.10
                                        ===========    ===========    ===========


Primary and fully diluted earnings per share for the years ended September 30, 1997, 1996 and 1995, respectively, are the same.

(14)  STOCK REPURCHASE PROGRAM

On November 7, 1996, the Company announced it had adopted a share repurchase program for its common stock whereby the Company could purchase up to 10% of the outstanding stock, or approximately 538,100 shares, commencing November 11, 1996 and concluding before November 11, 1997, depending upon market conditions. The repurchased shares would become treasury shares and would be used for the exercise of stock options under the stock option plan and for general corporate purposes. At September 30, 1997, 275,000 shares had been repurchased at an average price of $32.07 per share. This is the seventh such repurchase program that the Company has undertaken, the most recent of which was completed November 7, 1996. At September 30, 1997, an aggregate of 2,207,952 shares had been repurchased in all such repurchase programs at an average price of $21.36. On October 31, 1997, the Company announced, subsequent to the expiration of the existing share repurchase program, a new program to repurchase up to 10% of the outstanding stock, or approximately 523,000 shares. The program is authorized for twelve months starting November 18, 1997.

(15)  EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS:

The Company has a defined contribution pension plan which covers substantially all employees who are at least 21 years of age and have completed 1,000 hours or more of service each year. Company contributions are based on a set percentage of each participant's compensation for the plan year. Plan expense for the years ended September 1997, 1996 and 1995 was approximately $427,000, $289,000 and $282,000, respectively. The Company funds the plan's costs.

The Company also has a defined contribution savings plan for substantially all employees. The plan is qualified under Section 401(k) of the Internal Revenue Code. Participation in the plan requires that an employee be at least 21 years of age and have a minimum of six months of full-time service. Participants may elect to defer a portion of their compensation (between 2% and 7%) and contribute this amount to the plan. Under the plan, the Company will match the contribution made by each employee up to fifty percent of 4% of the eligible employee's annual compensation. Plan expense for the years ended September 30, 1997, 1996 and 1995 was approximately $154,000, $111,000 and $95,000, respectively.  The Company funds the plan's costs.

The aggregate benefit payable to any employee of both defined contribution plans is dependent upon the rates of contribution, the earnings of the fund and the length of time such employee continues as a participant.

OFFICER DEFERRED COMPENSATION PLAN:

The Company has deferred compensation plans covering certain officers of the Company. These arrangements provide for monthly payments to be made upon retirement or reaching certain age levels for periods of 10 to 15 years. A liability is recorded for the present value of the future payments under these agreements earned through September 30, 1997 and 1996 amounting to $618,000 and $591,000, respectively. The Company owns insurance policies on the lives of these officers which are intended to fund these benefits.

EMPLOYEE STOCK OWNERSHIP PLAN:

In conjunction with the conversion of the Bank to a stock savings bank, an employee stock ownership plan ("ESOP") was adopted covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP borrowed $4.9 million from the Company and purchased 490,600 common shares issued in the conversion. The debt bears a variable interest rate based on the borrower's prime lending rate which was 8.50% at September 30, 1997. The balance of this loan was $3.8 million and $4.1 million at September 30, 1997 and 1996, respectively. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the company reports compensation expense equal to the current market price of the shares. The excess of the current market price of shares released over the cost of those shares is credited to paid-in-capital. As shares are released they become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended September 30, 1997, 1996 and 1995 was $1.3 million, $932,000 and $764,000, respectively. The following is a summary of ESOP shares at September 30, 1997 and 1996:

                                         Number of Shares
                                     --------------------------
                                         1997           1996
                                     -----------    -----------
  Allocated shares                       152,403        111,175
  Shares released for allocation          30,091         30,659
  Unreleased shares                      308,154        348,814
                                     -----------    -----------
  Total ESOP shares                      490,648        490,648
                                     ===========    ===========
  Fair value of unreleased shares
       at September 30,              $11,517,000    $ 8,982,000
                                     ===========    ===========

STOCK OPTION AND INCENTIVE PLANS:

The Company has adopted stock option plans for the benefit of directors and officers of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum term cannot exceed ten years. Stock options awarded to directors may be exercised at any time or on a cumulative basis over varying time periods, provided the grantee remains a director of the Company. The stock options awarded to officers are exercisable on a cumulative basis over varying time periods, depending on the individual option grant terms which may include provisions for acceleration of vesting periods.

At September 30, 1997, 68,487 shares were reserved for future grants. Further information concerning the options is as follows:

                                                            Option Price
                                            Shares            Per Share
                                         -----------      ----------------
Shares under option
  September 30, 1994                         532,805      $ 10.00 - 16.75
    Options granted                                -              -
    Options canceled                          (6,309)           10.00
    Options exercised                        (21,142)           10.00
                                         -----------      ----------------
  September 30, 1995                         505,354        10.00 - 16.75
    Options granted                                -              -
    Options canceled                               -              -
    Options exercised                        (28,952)           10.00
                                         -----------      ----------------
  September 30, 1996                         476,402        10.00 - 16.75
    Options granted                          336,200        26.25 - 38.75
    Options canceled                         (17,246)       10.00 - 29.00
    Options exercised                       (138,790)           10.00
                                         -----------      ----------------
  September 30, 1997                         656,566        10.00 - 38.75
                                         ===========      ================
  Options exercisable                        326,866          $ 10.00
                                         ===========      ================



The following table summarizes information about stock options outstanding at September 30, 1997:

                              Options Outstanding                    Options Exercisable
                       ------------------------------------     ----------------------------
                                       Average                                   Weighted
     Exercise             Number       Exercise     Average        Number         Average
   Price Range         Outstanding      Price        Life*      Outstanding   Exercise Price
-----------------------------------------------------------     ----------------------------
      $10.00                 326,866    $10.00       5.72           326,866        $10.00
      $16.75                   8,500    $16.75       6.92                 -           -
  $26.25-$29.00              319,200    $28.91       9.56                 -           -
      $38.75                   2,000    $38.75       9.75                 -           -

       *Average contractual life remaining in years


For purposes of providing the pro-forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of stock options granted was estimated using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during 1997 was $7.18 on the date of grant with the following weighted-average assumptions: expected dividend yield of 1.47%, risk-free interest rate of 6.75%, an expected life of 10 years and expected volatility of 15%.

Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS

No. 123, net income would have been $11.5 million in 1997. Earnings per share would have been $2.16 in 1997. This pro-forma net income reflects only options granted in 1997. Therefore, the full impact of calculating compensation cost under SFAS No. 123 is not reflected in the pro-forma net income amounts.

MANAGEMENT RECOGNITION AND RETENTION PLAN:

The Company and the Bank have a Management Recognition and Retention Plan ("MRP"). Pursuant to the MRP, 280,370 shares of common stock were awarded to directors and officers and are earned over three years. The aggregate purchase price of these shares, initially recorded as a reduction of shareholders' equity, were amortized as compensation expense as participants became fully vested. All participants became fully vested as of June 18, 1996. MRP expense for the years ended September 30, 1997, 1996 and 1995 was $-0-, $701,000 and $935,000, respectively.

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

                                                Contractual or Notional
                                                       Amount(s)
                                                     September 30,
                                                   1997         1996
                                                --------     ----------
                                                    (In thousands)
 Financial instruments whose contract amounts
 represent credit risk, are as follows:
   Commitments to extend credit:
     Fixed-rate loans                            $ 10,890    $ 18,487
     Variable-rate loans                           16,792      18,722
   Mortgage loans sold with recourse               39,763       1,618
   Guarantees under IRB issues                     11,220       4,200
   Interest rate swap agreements                  163,000      55,000
   Interest rate corridors                         30,000          --
   Commitments to:
     Purchase mortgage-backed securities            1,930      12,800
     Sell mortgage-backed securities                1,930       1,100
   Unused and open-ended lines of credit:
     Consumer                                     122,970     107,052
     Commercial                                    14,075      14,935
   Open option contracts written:
     Short-put options                                 --       4,000
     Short-call options                             2,000       4,000
   Commitments to fund equity investments           2,903      13,796


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed-rate loan commitments as of September 30, 1997 have interest rates ranging from 6.625% to 9.00%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily FNMA, with the servicing of these loans being retained by the Company. The Company receives a larger servicing spread on those loans being serviced then it would if the loans had been sold without recourse.

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial development revenue bond issue ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. Appraised values of the real estate collateral exceed the amount of the guarantee.

Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments but does not expect any counterparty to fail to meet their obligations. The fixed pay-floating receive agreements were entered into as hedges of the interest rates on FHLB advances. The fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate brokered certificates. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing liabilities.

 The agreements at September 30, 1997 consist of the following:

  Notional
   Amount                                           Maturity         Call           Fixed        Variable
   (000s)                    Type                     Date           Date           Rate           Rate
 ---------------------------------------------------------------------------------------------------------
  $10,000         Fixed Pay-Floating Receive          1998      not applicable      5.43           5.72
   10,000         Fixed Pay-Floating Receive          1998      not applicable      5.23           5.74
   15,000         Fixed Pay-Floating Receive          1998      not applicable      5.25           5.71
   10,000         Fixed Pay-Floating Receive          1998      not applicable      4.93           5.78
   10,000         Fixed Pay-Floating Receive          1998      not applicable      5.04           5.72
   15,000         Fixed Receive-Floating Pay          2007           1999           7.15           5.57
   15,000         Fixed Receive-Floating Pay          2002           1998           7.00           5.57
   20,000         Fixed Receive-Floating Pay          2004           1998           7.00           5.55
   10,000         Fixed Receive-Floating Pay          2007           1999           7.13           5.61
   15,000         Fixed Receive-Floating Pay          2007           1999           7.05           5.61
   15,000         Fixed Receive-Floating Pay          2007           1999           6.90           5.54
    8,000         Fixed Receive-Floating Pay          2002           1998           7.00           5.06
   10,000         Fixed Receive-Floating Pay          1998           1998           6.10           5.72

The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore at September 30, 1997, the gross unrealized gains and losses of $328,000 and $710,000, respectively, equals the fair value loss of the
interest rate swaps of $382,000.   At September 30, 1996, the gross unrealized
gains and losses of $599,000 and $0, respectively, equals the fair value of the interest rate swaps of $599,000.

The Company use interest rate corridors to help protect its net interest margin in various interest rate environments. The corridors are of two general types. One type of corridor pays 1.0% per annum of the notional amount over its life only when the three-month LIBOR rate is between the corridor strike rates (inclusive of the strike rate). There are no payments due to the Company when the three-month LIBOR rate is outside the corridor strike rates. The other type of corridor pays the Company a percent per annum equal to the three-month LIBOR rate minus the lower corridor strike rate on the notional amount when three-month LIBOR is within the corridor strike rates. When the three-month LIBOR rate is above the upper strike rate (equal to 1.0% above the lower strike rate), the corridor pays the Company 1.0% per annum.

The interest rate corridors consist of the following:

 ---------------------------------------------------------------------------------------------------------
 Notional
  Amount                                                                   Maturity
  (000s)                            Payment Type                             Date       Strike Rates
 ---------------------------------------------------------------------------------------------------------
   $10,000    Three-month LIBOR minus lower strike price (up to 1.0%)        2001       7.75%-8.75%
    15,000          1.0% when three-month LIBOR within corridor              1999       6.50%-7.50%
     5,000          1.0% when three-month LIBOR within corridor              2001       7.75%-8.75%


These instruments do not qualify as hedges and are accounted for in the trading portfolio, and therefore, are valued at fair value. The fair value of the interest rate corridors is $63,000 at September 30, 1997.

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

The open option contracts written represent the notional amounts to buy (short-put options) or sell (short-call options) mortgage-backed securities (GNMA or FNMA) at a future date and specified price. The Company receives a premium/fee for option contracts written which gives the purchaser the right, but not the obligation, to buy or sell mortgage-backed securities within a specified time period for a contracted price. Because these contracts can expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The expiration of the options range from seven to 44 days.

The commitments to fund equity investments represent amounts St. Francis Equity Properties ("SFEP"), a subsidiary of the Bank, is committed to invest in low-income housing projects, which would qualify for tax credits under Section 42 of the Internal Revenue Code (the "Code"). The investment in the low-income housing projects is included in the Company's balance sheet as real estate held for investment.

The Company's primary business activities include granting residential mortgage and consumer loans to customers located within the proximity of their branch locations, primarily within the State of Wisconsin. Approximately $4.3 million of commercial real estate and multi-family loans are outside Wisconsin as of September 30, 1997.

In the normal course of business, various legal proceedings involving the Company are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions.

The Company leases 13 offices under agreements which expire at various dates through January 2030, with nine leases having renewable options. Rent expense under these agreements totaled approximately $468,000, $252,000 and $232,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

The future minimum rental commitments as of September 30, 1997 under these leases for the next five years and thereafter, are as follows:

  Years ended                         Amount
 September 30,                     (In thousands)
 -------------                     --------------
     1998                            $  818
     1999                               782
     2000                               736
     2001                               723
     2002                               723
2003 and thereafter                   6,059


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

The following table presents the estimates of fair value of financial instruments at September 30, 1997:

                                                    Carrying       Fair
(In thousands)                                        Value        Value
                                                   ----------  -----------
Financial Assets:
  Cash and cash equivalents                        $   42,858  $    42,858
  Debt and equity securities                           60,080       60,155
  Mortgage-backed and related securities              687,565      686,935
  Mortgage loans held for sale                         24,630       25,048
  Loans receivable                                    712,875      723,268
  Federal Home Loan Bank stock                         20,843       20,843

Financial Liabilities:
  Certificate accounts                                609,691      609,691
  Other deposit accounts                              477,446      477,446
  Advances and other borrowings                       420,228      420,228

                                                                    Notional    Carrying       Fair
(In thousands)                                                       Amount      Value         Value
                                                                    --------    --------     --------
Off-Balance Sheet Items:
  Commitments to extend credit                                      $ 27,682          --            *
  Unused and open-ended lines of credit                              137,045          --            *
  Commitments to purchase mortgage-backed and related securities       1,930          --           --
  Commitments to sell mortgage-backed and related securities           1,930          --           --
  Interest rate swap agreements                                      163,000    $   (553)    $    382
  Interest rate corridors                                             30,000          63           63
  Open option contracts:
    Short-put options                                                     --          --           --
    Short-call options                                                 2,000          (8)          (8)

  *    Amount is not material.


The following table presents the estimates of fair value of financial instruments at September 30, 1996:

                                                       Carrying      Fair
(In thousands)                                           Value       Value
                                                      ----------  -----------
Financial Assets:
  Cash and cash equivalents                           $   22,459  $    22,459
  Debt and equity securities                              66,216       66,332
  Mortgage-backed and related securities                 588,158      585,082
  Mortgage loans held for sale                            20,582       20,614
  Loans receivable                                       610,699      614,425
  Federal Home Loan Bank stock                            19,063       19,063

Financial Liabilities:
  Certificate accounts                                   547,397      547,448
  Other deposit accounts                                 330,287      330,287
  Advances and other borrowings                          375,034      375,034


                                                                    Notional    Carrying       Fair
(In thousands)                                                       Amount      Value         Value
                                                                    --------    --------     --------
Off-Balance Sheet Items:
  Commitments to extend credit                                      $ 37,209          --            *
  Unused and open-ended lines of credit                              121,987          --            *
  Commitments to purchase mortgage-backed and related securities      12,800          --           --
  Commitments to sell mortgage-backed and related securities           1,100          --           --
  Interest rate swap agreements                                       55,000    $   (549)    $    599
  Open option contracts:
    Short-put options                                                  4,000           3            3
    Short-call options                                                 4,000          (4)          (4)

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

CERTIFICATE ACCOUNTS: The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit. In accordance with SFAS No. 107, the fair value of liabilities cannot be less than the carrying value.

OTHER DEPOSITS: The fair values disclosed for other deposits, which include interest and non-interest checking accounts, passbook accounts and money market accounts, are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying value amounts).

FEDERAL HOME LOAN BANK AND OTHER BORROWINGS: The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of
borrowing arrangements.   In accordance with SFAS No. 107, the fair value of
liabilities cannot be less than the carrying value.

OFF-BALANCE SHEET ITEMS: The fair value of the Company's off-balance sheet instruments are based on quoted market prices and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the related counterparty.

The fair value of the interest rate swap agreements is based on the present value of the swap using dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements, taking into account current interest rates and market volatility. The fair value of the interest rate corridors is based on dealer quotes at period end. The corridors are marked to market as a trading asset. The fair value of the commitment to fund equity investments is not determinable and is therefore not shown.

The fair value estimates are presented for on-balance sheet financial instruments without attempting to estimate the value of the Company's long-term relationships with depositors and the benefit that results from low-cost funding provided by deposit liabilities.

(18)  FINANCIAL INFORMATION OF ST. FRANCIS CAPITAL CORPORATION (PARENT ONLY)

                        STATEMENT OF FINANCIAL CONDITION

                                                                                  September 30,
(In thousands)                                                              1997          1996
                                                                         ---------     ---------
                                                ASSETS
Cash, all with Bank                                                      $   2,430     $  13,858
Debt and equity securities available for sale                                   --         2,986
Mortgage-backed and related securities available for sale                      476         1,522
Investment in subsidiaries, at equity                                      136,473       106,206
Accrued interest receivable and other assets                                   791           607
                                                                         ---------     ---------
     Total assets                                                        $ 140,170     $ 125,179
                                                                         =========     =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Advances and other borrowings                                          $  11,000            --
  Accrued interest and other liabilities                                       640            --
                                                                         ---------     ---------
     Total liabilities                                                      11,640            --
                                                                         ---------     ---------

Shareholders' equity:
  Common stock                                                                  73     $      73
  Additional paid-in capital                                                73,541        72,243
  Unrealized gain (loss) on securities available for sale                    1,046        (1,765)
  Unearned ESOP compensation                                                (3,088)       (3,488)
  Treasury stock, at cost                                                  (44,511)      (35,529)
  Retained earnings, substantially restricted                              101,469        93,645
                                                                         ---------     ---------
     Total shareholders' equity                                            128,530       125,179
                                                                         ---------     ---------
     Total liabilities and shareholders' equity                          $ 140,170     $ 125,179
                                                                         =========     =========

                               STATEMENT OF INCOME

                                                                    Year ended
                                                                   September 30,
(In thousands)                                           1997         1996         1995
                                                       --------     --------     --------
Dividend received from Bank                            $ 11,500     $ 13,124     $ 15,396
Interest and other dividend income                          701        1,487        1,707
Other income (loss)                                         (25)         291           45
General and administrative expenses                      (1,160)      (1,138)        (862)
                                                       --------     --------     --------
General and administrative expenses
  Income before income tax expense and equity in
     Undistributed earnings of subsidiaries              10,598       13,764       16,286
Income tax expense                                         (335)         143          114
                                                       --------     --------     --------
  Income before equity in undistributed earnings of
     Subsidiaries                                        10,933       13,621       16,172
Equity in (distributed) undistributed earnings of
subsidiaries                                                785       (3,156)      (3,473)
                                                       --------     --------     --------
Net income                                             $ 11,718     $ 10,465     $ 12,699
                                                       ========     ========     ========

                            STATEMENT OF CASH FLOWS

                                                                    Year ended
                                                                   September 30,
(In thousands)                                             1997         1996         1995
                                                         --------     --------     --------
Cash flows from operating activities:
Net income                                               $ 11,718     $ 10,465     $ 12,699
Adjustments to reconcile net income to
Cash provided by operations:
  Equity in distributed (undistributed) earnings of
       subsidiaries                                          (785)       3,156        3,473
  Increase in liabilities                                     640           --           --
  Other, net                                                 (307)         288         (139)
                                                         --------     --------     --------
Cash provided by operations                                11,266       13,909       16,033
                                                         --------     --------     --------

Cash flows from investing activities:
Purchase of Bank Wisconsin stock                               --           --      (13,315)
Purchase of Kilbourn State Bank stock                     (25,283)          --           --
Proceeds from sales of securities available for sale        3,900       18,075          900
Purchase of securities available for sale                      --       (3,824)          --
Principal repayments on securities available for sale         133          181           --
                                                         --------     --------     --------
Cash provided by (used in) investing activities           (21,250)      14,432      (12,415)
                                                         --------     --------     --------

Cash flows from financing activities:
Stock option transactions                                   1,822         (368)          --
Proceeds from advances and other borrowings                12,000           --           --
Repayments from advances and other borrowings              (1,000)          --           --
Purchase of treasury stock                                (11,816)     (15,483)      (7,073)
Dividends paid                                             (2,450)      (2,199)          --
                                                         --------     --------     --------
Cash used in financing activities                          (1,444)     (18,050)      (7,073)
                                                         --------     --------     --------

Increase (decrease) in cash                               (11,428)      10,291       (3,455)
Cash at beginning of year                                  13,858        3,567        7,022
                                                         --------     --------     --------
Cash at end of year                                      $  2,430     $ 13,858     $  3,567
                                                         ========     ========     ========

(19)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     For the quarter ended
                                     ---------------------------------------------------
                                        Sep 30       Jun 30        Mar 31       Dec 31
                                         1997         1997          1997         1996
                                     -----------  -----------   -----------  -----------
                              (Dollars in thousands, except earnings per share and market prices)
Interest and dividend income         $    29,317  $    28,304   $    25,691  $    24,834
Interest expense                          19,109       18,058        16,312       15,884
                                     -----------  -----------   -----------  -----------
Net interest income                       10,208       10,246         9,379        8,950
Provision for loan losses                    779          129           111          261
                                     -----------  -----------   -----------  -----------
Net interest income after
     provision for loan losses             9,429       10,117         9,268        8,689
Gain (loss) on sales of investments
     and mortgage-backed and
related securities                           251          411           151          476
Gain on sales of mortgage
     Loans held for sale, net                728          464           143          227
Other operating income                     1,237          264         2,356        1,954
                                     -----------  -----------   -----------  -----------
Total other operating income               2,216        1,139         2,650        2,657
General and administrative expenses        8,314        8,840         8,287        7,462
                                     -----------  -----------   -----------  -----------
Income (loss) before income
     tax expense                           3,331        2,416         3,631        3,884
Income tax expense (benefit)                 222          (60)          655          727
                                     -----------  -----------   -----------  -----------
Net income (loss)                    $     3,109  $     2,476   $     2,976  $     3,157
                                     ===========  ===========   ===========  ===========

Earnings (loss)per share (1)         $      0.59  $      0.46   $      0.56  $      0.59

Weighted average common stock
     equivalents                       5,229,931    5,339,389     5,335,033    5,348,785

Market Information:
     High                            $     38.00  $     38.75   $     32.25  $     27.00
     Low                                   33.88        29.00         26.00        25.00
     Close                                 37.75        38.75         29.50        26.00


                                                          For the quarter ended
                                     ----------------------------------------------------
                                       Sep 30        Jun 30        Mar 31       Dec 31
                                        1996          1996          1996         1995
                                     -----------   -----------   -----------  -----------
                               (Dollars in thousands, except earnings per share and market prices)
Interest and dividend income         $    24,217   $    23,253   $    22,899  $    21,728
Interest expense                          15,079        14,248        13,899       13,187
                                     -----------   -----------   -----------  -----------
Net interest income                        9,138         9,005         9,000        8,541
Provision for loan losses                  1,078            78            78           66
                                     -----------   -----------   -----------  -----------
Net interest income after
     provision for loan losses             8,060         8,927         8,922        8,475
Gain (loss) on sales of investments
     and mortgage-backed and
related securities                            35            (1)        1,678        1,599
Gain on sales of mortgage
     Loans held for sale, net                242           157           437          221
Other operating income                     1,437         1,116         2,054        1,639
                                     -----------   -----------   -----------  -----------
Total other operating income               1,714         1,272         4,169        3,459
General and administrative expenses       11,561         6,972         6,992        6,097
                                     -----------   -----------   -----------  -----------
Income (loss) before income
     tax expense                          (1,787)        3,227         6,099        5,837
Income tax expense (benefit)              (1,357)          683         1,823        1,762
                                     -----------   -----------   -----------  -----------
Net income (loss)                    $      (430)  $     2,544   $     4,276  $     4,075
                                     ===========   ===========   ===========  ===========

Earnings (loss)per share (1)         $     (0.08)  $      0.45   $      0.73  $      0.68

Weighted average common stock
     equivalents                       5,532,790     5,673,282     5,878,562    5,973,557

Market Information:
     High                                 $26.25   $     28.00   $     28.00  $     25.50
     Low                                   24.75         24.00         22.25        22.25
     Close                                 25.75         25.00         27.25        23.25

(1) Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Net income and earnings per share as reported above for the three-month period ended June 30, 1997 has been restated from the previously issued unaudited quarterly financial statements. The Company determined that it had not properly evaluated other than temporary impairment on private mortgage-backed securities during the quarter ended June 30, 1997. The net effect of the change was to decrease net income by $1.2 million or $.23 per share for the three months ended June 30, 1997.

The quarter ended September 30, 1997 contained the effect of an other than temporary impairment loss on private mortgage-backed securities. The loss was $1.35 million with an after-tax effect on net income of $790,000 or $0.15 per share for the quarter. The quarter also contained the effect of an additional provision for loan losses of $650,000 with an after-tax effect of $390,000 or $0.07 per share for the quarter, to provide for a potential default on a commercial real estate property.

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

On October 31, 1997, the Company declared a dividend of $0.14 per share on the Company's common stock for the quarter ended September 30, 1997, which was the ninth cash dividend payment since the Company became a publicly-held company in June 1993. The dividend was payable on November 21, 1997 to shareholders of record as of November 10, 1997. At November 28, 1997, the closing price of the Company's common stock was $38.25 per share.

EVENTS SUBSEQUENT TO YEAR END (UNAUDITED)

Subsequent to September 30, 1997, the Company has conducted a review of its mortgage-backed and related securities portfolio and its debt and equity securities portfolio as to the levels of credit and interest rate risk within the portfolios. From October 1, 1997 through December 19, 1997, the Company has sold securities totaling $122.1 million at a net gain of $493,000. The net gain consisted of gross gains of $2.1 million and gross losses of $1.6 million. The net gain will be reflected in the Company's results of operations during the first quarter of its fiscal year ending September 30, 1998. Other activity, including sales during the remaining part of the quarter, may result in a final amount different than that discussed above.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, dated December 29, 1997, relating to the 1998 Annual Meeting of Shareholders currently scheduled for January 28, 1998, which is incorporated herein by reference. Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, dated December 29, 1997, relating to the 1998 Annual Meeting of Shareholders currently scheduled for January 28, 1998, which is incorporated herein by reference. However, the information set forth under the heading "Compensation Committee Report" in the Company's definitive Proxy Statement dated December 29, 1997, shall not be deemed to be incorporated by reference by any general statement into any filing and shall not otherwise be deemed to be filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, dated December 29, 1997, relating to the 1998 Annual Meeting of Shareholders currently scheduled for January 28, 1998, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement, dated December 29, 1997, relating to the 1998 Annual Meeting of Shareholders currently scheduled for January 28, 1998, which is incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

     Consolidated Statements of Financial Condition at September 30, 1997 and
     1996
     Consolidated Statements of Income for Years Ended September 30, 1997, 1996 and 1995
     Consolidated Statements of Shareholders' Equity for Years Ended September 30, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for Years Ended September 30, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements
     Independent Auditors' Report

(a)   (2)  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a) (3)  EXHIBITS:

  3.1    Articles of Incorporation of Registrant(1)
  3.2    Amended By-laws of Registrant(2)
  3.3    Stock Charter of St. Francis Bank, F.S.B.(1)
  3.4    By-laws of St. Francis Bank, F.S.B.(1)
  3.5    Articles of Amendment to the Articles of Incorporation of Registrant(4)
  3.6    Shareholders' Rights Agreement dated as of September 25, 1997 between the Registrant and Firstar Trust Company(4)
 10.1    St. Francis Bank, F.S.B. Money Purchase Pension Plan(1)
 10.2    St. Francis Bank, F.S.B. 401(k) Savings Plan(1)
 10.3    St. Francis Bank, F.S.B. Employee Stock Ownership Plan(1)
 10.4    Credit Agreement by and between St. Francis Bank, F.S.B. Employee Stock Ownership
         Trust and Registrant(1)
 10.5    St. Francis Bank, F.S.B. Management Recognition and Retention Plan and Trust(1)
 10.6    St. Francis Capital Corporation 1993 Incentive Stock Option Plan(1)
 10.7    St. Francis Capital Corporation 1993 Stock Option Plan for Outside Directors(1)
 10.8    1980 Deferred Compensation Agreement-John C. Schlosser(1)
 10.9    1986 Deferred Compensation Agreement-John C. Schlosser(1)
 10.10   1986 Deferred Compensation Agreement-Thomas R. Perz(1)
 10.11   1987 Deferred Compensation Agreement-Thomas R. Perz(1)
 10.12   1988 Deferred Compensation Agreement-Edward W. Mentzer(1)
 10.13   1992 Consulting, Non-Competition and Supplemental Compensation Agreement-John C. Schlosser(1)
 10.14   1993 Employment Agreement-John C. Schlosser(1)
 10.15   1993 Employment Agreement-Thomas R. Perz(1)
 10.16   1993 Employment Agreement-Brian T. Kaye(1)
 10.17   1993 Employment Agreement-Bruce R. Sherman(1)
 10.18   1994 Employment Agreement-James C. Hazzard(3)
 10.19   1996 Employment Agreement-Thomas R. Perz(3)
 10.20   1996 Employment Agreement-Brian T. Kaye(3)
 10.21   1996 Employment Agreement-Bruce R. Sherman(3)
 10.22   1996 Employment Agreement-James C. Hazzard(3)
 10.23   1996 Employment Agreement-John C. Schlosser(3)
 10.24   1997 Employment Agreement-Bradley J. Smith(4)
 10.25   St. Francis Capital Corporation 1997 Stock Option Plan(4)
 10.26   Split Dollar Life Insurance Agreement-Thomas R. Perz(4)
 11.1    Statement regarding computation of per share earnings               See footnote (13) in Part II Item 8
 13.1    1997 Summary Annual Report to Shareholders(5)
 21.1    Subsidiaries of the Registrant                                      See "Subsidiaries" in Part I Item I
 23.1    Consent of KPMG Peat Marwick LLP(4)
 24.1    Powers of Attorney for certain officers and directors(1)
 27.1    Financial Data Schedule(4)
 99.1    Proxy Statement for 1998 Annual Meeting of Shareholders(4)

(1) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement declared effective on April 22, 1993. (Registration Number 33-58680).

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(4)  Filed herewith.

(5)  Filed in paper format pursuant to Rule 101(b)(1) of Regulation S-T.

(b) REPORTS ON FORM 8-K

A report on Form 8-K dated September 30, 1997 was filed by the Company during the three months ended September 30, 1997, relating to an Item 5 disclosure of the Company's adoption of a Shareholder Rights Plan.

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

                            ST. FRANCIS CAPITAL CORPORATION

                            By:      /s/ Thomas R. Perz
                                     -----------------------------------
                                     Thomas R. Perz, President and
                                     Chief Executive Officer
                                     (Duly Authorized Representative)


                            Date:    December 11, 1997
                                     -----------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.



         /s/ Thomas R. Perz                                 /s/ Jon D. Sorenson
         ----------------------------------                 -----------------------------------
         Thomas R. Perz, President,                         Jon D. Sorenson, Chief Financial
         Chief Executive Officer and                        Officer and Treasurer (Principal
         Director (Principal Executive and                  Financial and Accounting Officer)
         Operating Officer)

         Date:    December 11, 1997                         Date:    December 11, 1997
                 --------------------------                         --------------------------



         /s/ John C. Schlosser                              /s/ Julia H. Taylor
         ----------------------------------                 -----------------------------------
         John C. Schlosser, Chairman of the                 Julia H. Taylor, Director
         Board and Director

         Date:   December 11, 1997                          Date:    December 11, 1997
                 --------------------------                         --------------------------



         /s/ Rudolph T. Hoppe                               /s/ Edward W. Mentzer
         ----------------------------------                 -----------------------------------
         Rudolph T. Hoppe, Director                         Edward W. Mentzer, Director

         Date:    December 11, 1997                         Date:    December 11, 1997
                 --------------------------                         --------------------------



         /s/ Jeffrey A. Reigle                              /s/ Edmund O. Templeton
         ----------------------------------                 -----------------------------------
         Jeffrey A. Reigle, Director                        Edmund O. Templeton, Director

         Date:    December 11, 1997                         Date:    December 11, 1997
                 --------------------------                         --------------------------



         /s/ David J. Drury
         -----------------------------------
         David J. Drury, Director

         Date:    December 11, 1997
                 --------------------------