Form 10-Q
period 1997-12-31
ST FRANCIS CAPITAL CORP
filed 1998-02-17
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1997

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

         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 5,276,855 at January 30, 1998.



                               Page 1 of 31 pages

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS


                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Consolidated Statements of Financial Condition................  3

          Consolidated Statements of Income.............................  4

          Consolidated Statements of Changes in Shareholders' Equity....  5

          Consolidated Statements of Cash Flows.........................  6

          Notes to Consolidated Financial Statements....................  8


ITEM 2.   Management's Discussion and Analysis.......................... 17

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.... 29


PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................. 30

ITEM 2.   Changes In Securities......................................... 30

ITEM 3.   Defaults Upon Senior Securities............................... 30

ITEM 4.   Submission of Matters to a Vote of Security Holders........... 30

ITEM 5.   Other Information............................................. 30

ITEM 6.   Exhibits and Reports on Form 8-K.............................. 30


SIGNATURES.............................................................. 31

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

----------------------------------------------------------------------------------------------------
                                                                        December 31,   September 30,
                                                                            1997           1997
                                                                        -----------    -----------
                                                                           (In thousands)
ASSETS
Cash and due from banks .............................................   $    29,908    $    22,899
Federal funds sold and overnight deposits ...........................        13,575         19,959
                                                                        -----------    -----------
Cash and cash equivalents ...........................................        43,483         42,858
                                                                        -----------    -----------
Trading account securities, at fair value ...........................             -              -
Assets available for sale, at fair value:
    Debt and equity securities ......................................        38,924         56,247
    Mortgage-backed and related securities ..........................       561,431        620,716
Mortgage loans held for sale, at lower of cost or market ............        19,342         24,630
Securities held to maturity, at amortized cost:
    Debt securities (market values of $3,891 and $3,908,
    respectively) ...................................................         3,829          3,833
    Mortgage-backed and related securities (market values of $66,841
    and $66,219, respectively) ......................................        66,455         66,849
Loans receivable, net ...............................................       723,248        712,875
Federal Home Loan Bank stock, at cost ...............................        20,843         20,843
Accrued interest receivable .........................................         9,160          9,250
Foreclosed properties ...............................................           258            416
Real estate held for investment .....................................        52,492         51,476
Premises and equipment, net .........................................        26,752         24,711
Other assets ........................................................        31,431         25,945
                                                                        -----------    -----------
Total assets ........................................................   $ 1,597,648    $ 1,660,649
                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits ............................................................   $ 1,064,453    $ 1,087,136
Short term borrowings ...............................................       195,714        129,381
Long term borrowings ................................................       191,872        290,847
Advances from borrowers for taxes and insurance .....................           321          9,563
Accrued interest payable and other liabilities ......................        13,142         15,192
                                                                        -----------    -----------
Total liabilities ...................................................     1,465,502      1,532,119
                                                                        -----------    -----------

Commitments and contingencies .......................................             -              -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued .....................................................             -              -
Common stock $.01 par value:  Authorized 12,000,000 shares;
    Issued, 7,289,620 shares;
    Outstanding, 5,251,311 and 5,226,998 shares, respectively .......            73             73
Additional paid-in-capital ..........................................        73,832         73,541
Unrealized gain on securities available for sale, net of tax ........         1,047          1,046
Unearned ESOP compensation ..........................................        (2,989)        (3,088)
Treasury stock at cost (2,038,309 and 2,062,622 shares, respectively)       (44,036)       (44,511)
Retained earnings, substantially restricted .........................       104,219        101,469
                                                                        -----------    -----------
Total shareholders' equity ..........................................       132,146        128,530
                                                                        -----------    -----------
Total liabilities and shareholders' equity ..........................   $ 1,597,648    $ 1,660,649
                                                                        ===========    ===========

         See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income


-----------------------------------------------------------------------------------------------------------
                                                                                Three months ended
                                                                                   December 31,
                                                                    ---------------------------------------
                                                                           1997                  1996
                                                                    ------------------     ----------------
                                                                     (In thousands, except per share data)
 INTEREST AND DIVIDEND INCOME:
     Loans........................................................    $         16,014     $         13,265
     Mortgage-backed and related securities.......................              11,656                9,901
     Debt and equity securities...................................                 948                1,009
     Federal funds sold and overnight deposits....................                 460                  259
     Federal Home Loan Bank stock.................................                 353                  330
     Trading account securities...................................                  29                   70
                                                                     -----------------     ----------------
 Total interest and dividend income...............................              29,460               24,834
                                                                     -----------------     ----------------
 INTEREST EXPENSE:
     Deposits.....................................................              13,254               10,759
     Advances and other borrowings................................               5,748                5,125
                                                                     -----------------     ----------------
 Total interest expense...........................................              19,002               15,884
                                                                     -----------------     ----------------
 Net interest income before provision for loan losses.............              10,458                8,950
 Provision for loan losses........................................                 200                  261
                                                                     -----------------     ----------------
 Net interest income..............................................              10,258                8,689
                                                                     -----------------     ----------------
 OTHER OPERATING INCOME (EXPENSE), NET:
     Loan servicing and loan related fees.........................                 555                  458
     Depository fees and service charges..........................                 809                  403
     Trading securities gains and commitment fees, net............                  83                  385
     Gain on debt and equity and mortgage-backed
        and related securities, net...............................                 527                  476
     Gain on sales of mortgage loans held for sale, net...........               1,042                  227
     Insurance and annuity commissions............................                 247                   81
     Gain (loss) on foreclosed properties.........................                   5                  (14)
     Income from affordable housing...............................               1,017                  550
     Other income.................................................                 132                   91
                                                                     -----------------     ----------------
 Total other operating income, net................................               4,417                2,657
                                                                     -----------------     ----------------
 GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits...........................               4,988                3,626
     Office building, including depreciation......................                 701                  543
     Furniture and equipment, including depreciation .............                 689                  527
     Federal deposit insurance premiums...........................                 146                  331
     Real estate held for investment..............................               1,180                  621
     Other general and administrative expenses....................               2,263                1,814
                                                                     -----------------     ----------------
 Total general and administrative expenses........................               9,967                7,462
                                                                     -----------------     ----------------
 Income before income tax expense.................................               4,708                3,884
 Income tax expense...............................................                 910                  727
                                                                     -----------------     ----------------
 Net income.......................................................   $           3,798     $          3,157
                                                                     =================     ================
 Basic earnings per share.........................................   $            0.77     $           0.62
                                                                     =================     ================
 Diluted earnings per share.......................................   $            0.72     $           0.59
                                                                     =================     ================

         See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity


-------------------------------------------------------------------------------------------------------------------------
                                                                                           Unrealized
                                                Shares of                                  Losses on
                                                 Common                      Additional    Securities     Unearned
                                                  Stock        Common         Paid-In      Available         ESOP
                                               Outstanding       Stock        Capital       For Sale    Compensation
                                              -------------------------------------------------------------------------
                                              (In thousands, except shares of common stock outstanding)
Three months ended December 31, 1996
Balance at September 30, 1996 .........      5,475,509      $       73      $   72,243      $   (1,765)     $   (3,488)
Net income ............................             --              --              --              --              --
Cash dividend - $0.12 per share .......             --              --              --              --              --
Purchase of treasury stock ............       (119,445)             --              --              --              --
Exercise of stock options .............             --              --              --              --              --
Amortization of unearned compensation .             --              --             349              --             102
Unrealized loss on securities available
     for sale, net of tax .............             --              --              --             702              --
                                            ----------      ----------      ----------      ----------      ----------
Balance at December 31, 1996 ..........      5,356,064      $       73      $   72,592      $   (1,063)     $   (3,386)
                                            ----------      ----------      ----------      ----------      ----------

Three months ended December 31, 1997
Balance at September 30, 1997 .........      5,226,998      $       73      $   73,541      $    1,046      $   (3,088)
Net income ............................             --              --              --              --              --
Cash dividend - $0.14 per share .......             --              --              --              --              --
Purchase of treasury stock ............         (3,000)             --              --              --              --
Exercise of stock options .............         27,313              --              --              --              --
Amortization of unearned compensation .             --              --             291              --              99
Unrealized gain on securities available
     for sale, net of tax .............             --              --              --               1              --
                                            ----------      ----------      ----------      ----------      ----------
Balance at December 31, 1997 ..........      5,251,311      $       73      $   73,832      $    1,047      $   (2,989)
                                            ==========      ==========      ==========      ==========      ==========

                                               Treasury        Retained
                                                Stock          Earnings          Total
                                             ----------------------------------------------------------
                                              (In thousands, except shares of common stock outstanding)
Three months ended December 31, 1996
Balance at September 30, 1996 .........     $  (35,529)     $   93,645      $  125,179
Net income ............................             --           3,157           3,157
Cash dividend - $0.12 per share .......             --            (523)           (523)
Purchase of treasury stock ............         (3,056)             --          (3,056)
Exercise of stock options .............             --              --              --
Amortization of unearned compensation .             --              --             451
Unrealized loss on securities available
     for sale, net of tax .............             --              --             702
                                            ----------      ----------      ----------
Balance at December 31, 1996 ..........     $  (38,585)     $   96,279      $  125,910
                                            ----------      ----------      ----------

Three months ended December 31, 1997
Balance at September 30, 1997 .........     $  (44,511)     $  101,469      $  128,530
Net income ............................             --           3,798           3,798
Cash dividend - $0.14 per share .......             --            (731)           (731)
Purchase of treasury stock ............           (115)             --            (115)
Exercise of stock options .............            590            (317)            273
Amortization of unearned compensation .             --              --             390
Unrealized gain on securities available
     for sale, net of tax .............             --              --               1
                                            ----------      ----------      ----------
Balance at December 31, 1997 ..........     $  (44,036)     $  104,219      $  132,146
                                            ==========      ==========      ==========


         See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flow

--------------------------------------------------------------------------------

                                                                                       Three months ended
                                                                                          December 31,
                                                                              -----------------------------------
                                                                                    1997               1996
                                                                              ---------------     ---------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..............................................................         $ 3,798                $ 3,157
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .........................................             200                    261
      Depreciation, accretion and amortization ..........................           1,009                    833
      Deferred income taxes .............................................             524                  2,856
      Gain on debt and equity, mortgage-backed and related
         securities and trading account securities, net .................            (610)                  (861)
      Gains on the sales of mortgage loans held for sale, net ...........          (1,042)                  (227)
      Stock-based compensation expense ..................................             390                    451
      Decrease in loans held for sale ...................................           5,288                  9,851
      Other, net ........................................................          (6,776)                (5,746)
                                                                                 --------               --------

Total adjustments .......................................................          (1,017)                 7,418
                                                                                 --------               --------

Net cash provided by operating activities ...............................           2,781                 10,575
                                                                                 --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity ........               4                    998
    Purchases of debt securities held to maturity .......................              --                   (459)
    Principal repayments on mortgage-backed and related securities
        held to maturity ................................................             394                    315
    Purchases of mortgage-backed securities available for sale ..........         (80,155)               (69,286)
    Proceeds from sales of mortgage-backed securities available
      for sale ..........................................................         103,688                 57,482
    Principal repayments on mortgage-backed securities available
      for sale ..........................................................          35,752                 13,993
    Purchase of debt and equity securities available for sale ...........         (10,780)               (16,654)
    Proceeds from sales of debt and equity securities available for sale           26,625                  6,663
    Principal repayments on debt and equity securities available for sale           1,478                 10,874
    Purchases of Federal Home Loan Bank stock ...........................              --                   (200)
    Purchase of loans ...................................................         (16,947)                (4,901)
    (Increase) decrease in loans, net of loans held for sale ............           6,574                 (8,482)
    Increase in real estate held for investment .........................          (1,016)                (2,745)
    Purchases of premises and equipment, net ............................          (2,633)                (1,616)
                                                                                 --------               --------

Net cash provided by (used in) investing activities .....................          62,984                (14,018)
                                                                                 --------               --------


         See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                Consolidated Statements of Cash Flow, continued


                                                                                     Three months ended
                                                                                        December 31,
                                                                                   ----------------------
                                                                                    1997          1996
                                                                                   --------      --------
                                                                                       (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits ......................................      (22,683)       16,781
    Proceeds from advances and other borrowings ..............................       23,855        29,209
    Repayments on advances and other borrowings ..............................      (40,382)      (25,752)
    Decrease in securities sold under agreements to repurchase ...............      (16,115)           --
    Decrease in advances from borrowers for taxes and insurance ..............       (9,242)      (10,724)
    Dividends paid ...........................................................         (731)         (523)
    Stock option transactions ................................................          273            --
    Purchase of treasury stock ...............................................         (115)       (3,056)
                                                                                   --------      --------

Net cash provided by (used in) financing activities ..........................      (65,140)        5,935
                                                                                   --------      --------

Increase in cash and cash equivalents ........................................          625         2,492

Cash and cash equivalents:
      Beginning of period ....................................................       42,858        22,459
                                                                                   --------      --------

      End of period ..........................................................     $ 43,483      $ 24,951
                                                                                   ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest ...............................................................     $ 20,331      $ 16,197
      Income taxes ...........................................................          101            10

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Mortgage loans secured as mortgage-backed securities ...................     $  7,661      $ 17,252
      Transfer from loans to foreclosed properties ...........................          180           276
      Transfer of mortgage loans to mortgage loans held for sale..............       13,292         7,143

         See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements


(1)  Principles of Consolidation

         The consolidated financial statements include the accounts and balances of St. Francis Capital Corporation (the "Company"), its wholly-owned subsidiary, St. Francis Bank, F.S.B. (the "Bank"), and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (2)  Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1998. The September 30, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and the auditors' report thereon was unqualified.

         Certain previously reported balances have been reclassified to conform with the 1998 presentation.


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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued


The contractual or notional amounts of off-balance sheet financial instruments are as follows:

                                                                   Contractual or Notional Amount(s)
                                                                   December 31,       September 30,
                                                                     1997                  1997
                                                                  ---------------     -------------
                                                                             (In thousands)
    Commitments to extend credit:
        Fixed-rate loans.....................................     $       6,771    $      10,890
        Variable-rate loans..................................            19,092           16,792
    Mortgage loans sold with recourse........................            40,682           39,763
    Guarantees under letters of credit.......................            16,680           11,220
    Interest rate swap agreements (notional amount)..........           173,000          163,000
    Interest rate corridors (notional amount)................            40,000           30,000
    Commitments to:
      Purchase mortgage-backed securities....................            10,306            1,930
      Sell mortgage-backed securities........................                 -            1,930
    Unused and open-ended lines of credit:
      Consumer...............................................           142,724          122,970
      Commercial.............................................            33,193           14,075
    Open option contracts written:
      Short-put options......................................                 -                -
      Short-call options.....................................             2,000            2,000
    Commitments to fund equity investments...................                 -            2,903

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of December 31, 1997 have interest rates ranging from 7.00% to 7.88%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

         Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily FNMA, with the servicing of these loans being retained by the Company. The Company receives a larger servicing spread on those loans being serviced than it would if the loans had been sold without recourse.

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential losses on the letters of credit are the notional amount of the guarantees less the value of the real estate collateral. At December 31, 1997, appraised values of the real estate collateral exceed the amount of the guarantees.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments but does not expect any counterparty to fail to meet their obligations. The fixed pay-floating receive agreements were entered into as hedges of the interest rates on Federal Home Loan Bank (the "FHLB") advances. The fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate brokered certificates. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing liabilities.

The agreements at December 31, 1997 consist of the following:


Notional
Amount                                      Maturity   Call                  Fixed   Variable
 (000s)     Type                               Date     Date                  Rate      Rate
----------------------------------------------------------------------------------------------
$10,000     Fixed Pay-Floating Receive         1998     not applicable        5.04%     5.91%
 10,000     Fixed Pay-Floating Receive         1998     not applicable        4.93%     5.76%
 15,000     Fixed Pay-Floating Receive         1998     not applicable        5.25%     5.75%
 10,000     Fixed Pay-Floating Receive         1998     not applicable        5.23%     5.88%
 10,000     Fixed Pay-Floating Receive         1998     not applicable        5.43%     5.94%
 10,000     Fixed Receive-Floating Pay         1998     not applicable        6.10%     5.91%
 15,000     Fixed Receive-Floating Pay         2002               1998        7.00%     5.63%
  8,000     Fixed Receive-Floating Pay         2002               1998        7.00%     5.14%
 20,000     Fixed Receive-Floating Pay         2004               1998        7.00%     5.77%
 10,000     Fixed Receive-Floating Pay         2007               1998        6.90%     5.60%
 15,000     Fixed Receive-Floating Pay         2007               1999        7.15%     5.76%
 15,000     Fixed Receive-Floating Pay         2007               1999        7.05%     5.60%
 10,000     Fixed Receive-Floating Pay         2007               1999        7.13%     5.60%
 15,000     Fixed Receive-Floating Pay         2007               1999        6.90%     5.63%

The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore, at December 31, 1997, the gross unrealized gains and losses of $1,172,000 and $132,000, respectively, equals the fair value of the interest rate swaps of $1,040,000.

The Company uses interest rate corridors to help protect its net interest margin in various interest rate environments. The corridors are of two general types. One type of corridor pays 1.0% per annum of the notional amount over its life only when the three-month LIBOR rate is between the corridor strike rates (inclusive of the strike rate). There are no payments due to the Company when the three-month LIBOR rate is outside the corridor strike rates. The other type of corridor pays the Company a percent per annum equal to the three-month LIBOR rate minus the lower corridor strike rate on the notional amount when the three-month LIBOR rate is within the corridor strike rates. When the three-month LIBOR rate is above the upper strike rate (equal to 1.0% above the lower strike rate), the corridor pays the Company 1.0% per annum.

                  ST FRANCIS CAPITAL CORPORATION AND SUBSIDARY
        Notes to Unaudited Consolidated Financial Statements, continued

The interest rate corridors consist of the following:

Notional

Amount                                                                Maturity
 (000s)     Payment Type                                                Date       Strike Rates
------------------------------------------------------------------------------------------------
$10,000     Three-month LIBOR minus lower strike price (up to 1.0%)     2001       7.75% - 8.75%
 15,000     1.0% when three-month LIBOR within corridor                 1999       6.50% - 7.50%
  5,000     1.0% when three-month LIBOR within corridor                 2000       7.00% - 8.00%
  5,000     1.0% when three-month LIBOR within corridor                 2000       7.50% - 8.50%
  5,000     1.0% when three-month LIBOR within corridor                 2001       7.75% - 8.75%


These instruments do not qualify as hedges and are accounted for in the trading portfolio, and therefore, are valued at fair value. The fair value of the interest rate corridors is $54,000 at December 31, 1997.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued

(4)    Securities

The Company's securities available for sale and held to maturity at December 31, 1997 were as follows:


                                                                SECURITIES AVAILABLE FOR SALE
                                                  ----------------------------------------------------------
                                                                    Gross         Gross         Estimated
                                                   Carrying      Unrealized     Unrealized        Market
                                                     Value          Gains         Losses          Value
                                                  ------------   ------------  -------------   -------------
                                                                        (In thousands)
 DEBT AND EQUITY SECURITIES:
  U. S. Treasury obligations and obligations
     of U.S. Government Agencies................  $    23,025    $       152    $        11    $     23,166
  Corporate notes and bonds...................          5,509             10              2           5,517
  Marketable equity securities...............          10,241              -              -          10,241
                                                  -----------    -----------    -----------    ------------
 TOTAL DEBT AND EQUITY SECURITIES.............    $    38,775    $       162    $        13    $     38,924
                                                  ===========    ===========    ===========    ============

 MORTGAGE-BACKED & RELATED SECURITIES:
  Participation certificates:
    FHLMC.....................................    $     3,694    $        20    $         -    $      3,714
    FNMA......................................         11,576             35              -          11,611
    Private issue.............................        179,721          1,588          1,351         179,958
  REMICs:
    FHLMC.....................................        143,918            497            619         143,796
    FNMA......................................         42,028            398             75          42,351
    GNMA......................................          6,775              8             10           6,773
    Private issue.............................        172,198          1,126            250         173,074
  CMO residual................................             37            117              -             154
                                                  -----------    -----------    -----------    ------------
 TOTAL MORTGAGE-BACKED AND RELATED
     SECURITIES...............................    $   559,947    $     3,789    $     2,305    $    561,431
                                                  ===========    ===========    ===========    ============
                                                                 SECURITIES HELD TO MATURITY
                                                  ----------------------------------------------------------
                                                                    Gross         Gross         Estimated
                                                   Carrying      Unrealized     Unrealized        Market
                                                     Value          Gains         Losses          Value
                                                  ------------   ------------  -------------   -------------
                                                                        (In thousands)
 DEBT SECURITIES:
  U. S. Treasury obligations and obligations
   of U.S. Government Agencies................    $      3,019   $         27  $           -   $       3,046
  State and municipal obligations............              810             35              -             845
                                                  ------------   ------------  -------------   -------------
  TOTAL DEBT SECURITIES......................     $      3,829   $         62  $           -   $       3,891
                                                  ============   ============  =============   =============

 MORTGAGE-BACKED & RELATED SECURITIES:
  REMICs:
    FHLMC.....................................    $      1,636   $         17  $           1   $       1,652
    FNMA......................................           2,010             15              4           2,021
    Private issue.............................          62,809            477            118          63,168
                                                  ------------   ------------  -------------   -------------
  TOTAL MORTGAGE-BACKED AND RELATED
       SECURITIES............................     $     66,455   $        509  $         123          66,841
                                                  ============   ============  =============   =============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued


During the three months ended December 31, 1997 and 1996, gross proceeds from the sale of securities available for sale totaled approximately $130.3 million and $64.2 million, respectively. The gross realized gains on such sales totaled approximately $2.1 million and $509,000 for the three months ended December 31, 1997 and 1996, respectively. The gross realized losses on such sales totaled approximately $1.6 million and $33,000 for the three months ended December 31, 1997 and 1996, respectively.

During the year ended September 30, 1997, the Company recorded an impairment loss of $3.4 million to reflect other than temporary impairment of the carrying value of certain private issue mortgage-backed securities. The securities, carried at $12.5 million prior to the writedown, were adjusted to fair value of $9.1 million at September 30, 1997. The cost basis of impaired securities is $1.2 million at December 31, 1997. The decline in the cost basis during the quarter is due to repayments and the sale of one issue of the mortgage-backed securities which was determined to be impaired at September 30, 1997. The security sold had an adjusted cost basis of $7.2 million and a $151,000 gain was recorded on the sale.

At December 31, 1997 and 1996, $276.8 million and $244.4 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

(5)  Loans

Loans receivable are summarized as follows:

                                                             December 31,      September 30,
  (In thousands)                                                 1997              1997
 -----------------------------------------------------------------------------------------
  First mortgage - one- to four-family...............   $      240,619    $       240,522
  First mortgage - residential construction..........           51,240             46,340
  First mortgage - multi-family......................           93,914            101,289
  Commercial real estate.............................           93,837             87,950
  Home equity........................................          125,578            115,293
  Commercial and agriculture.........................           74,131             72,144
  Consumer secured by real estate....................           76,539             89,627
  Interim financing and consumer loans...............           13,829             15,255
  Indirect auto......................................           18,672             15,423
  Education..........................................            1,362                948
                                                        --------------    ---------------
     Total gross loans...............................          789,721            784,791
                                                        --------------    ---------------
  Less:
     Loans in process.................................          38,285             38,200
     Unearned insurance premiums.....................              580                552
     Deferred loan and guarantee fees................            1,210              1,290
     Purchased loan discount.........................            1,022              1,042
     Allowance for loan losses.......................            6,034              6,202
                                                        --------------    ---------------
     Total deductions................................           47,131             47,286
                                                        --------------    ---------------
  Total loans receivable.............................          742,590            737,505
  Less:  First mortgage loans held for sale..........           19,342             24,630
                                                        --------------    ---------------
  Loans receivable, net..............................   $      723,248    $       712,875
                                                        ==============    ===============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Noteds to Unaudited Consolidated Financial Statements, continued


(6)  Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:

                                                     Three months ended
                                                         December 31,
                                              ---------------------------------
                                                    1997               1996
                                              --------------   ----------------
                                                      (In thousands)
Beginning Balance........................  $        6,202    $         5,217
Charge-offs:
  Real estate - mortgage.................               -                  -
  Commercial real estate.................               -                  -
  Commercial loans.......................               -                  -
  Home equity loans......................               -                  -
  Consumer...............................            (374)              (473)
                                           ---------------   ----------------
Total charge-offs........................            (374)              (473)
                                           ---------------   ----------------
Recoveries:
  Real estate - mortgage.................               -                  -
  Commercial real estate.................               -                  -
  Commercial loans.......................               -                  -
  Home equity loans......................               -                  -
  Consumer...............................               6                 55
                                           ---------------   ----------------

Total recoveries.........................               6                 55
                                           ---------------   ----------------

Net charge-offs..........................            (368)              (418)
                                           ---------------   ----------------

Provision................................             200                261
                                           ---------------   ----------------
Ending balance...........................  $        6,034    $         5,060
                                           ===============   ================

(7)  Earnings Per Share

      Basic earnings per share of common stock for the three months ended December 31, 1997 and 1996, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the three-months ended December 31, 1997 and 1996, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Book value per share of common stock at December 31, 1997 and September 30, 1997 have been determined by dividing total shareholders' equity by the number of shares of common stock and common stock equivalents considered outstanding at the respective dates. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Total shares outstanding for earnings per share calculation purposes have been reduced by the ESOP shares that have not been committed to be released.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Noteds to Unaudited Consolidated Financial Statements, continued

The computation of earnings per common share is as follows:


                                                                                     Three months ended
                                                                                         December 31,
                                                                                -----------------------------
                                                                                    1997            1996
                                                                                ------------     ------------
  Net income for the period ...............................................     $  3,798,000     $  3,157,000
                                                                                ============     ============

  Common shares issued ....................................................        7,289,620        7,289,620
  Net Treasury shares .....................................................        2,053,134        1,890,574
  Unallocated ESOP shares .................................................          297,286          338,198
                                                                                ------------     ------------

  Weighted average common shares
      outstanding during the period .......................................        4,939,200        5,060,848
  Common stock equivalents based on the
      treasury stock method ...............................................          333,864          287,937
                                                                                ------------     ------------
  Total weighted average common shares and
      equivalents outstanding .............................................        5,273,064        5,348,785
                                                                                ============     ============

  Basic earnings per share ................................................     $       0.77     $       0.62
  Diluted earnings per share ..............................................     $       0.72     $       0.59






 The computation of book value per common share is as follows:

                                                                                 December 31,   September 30,
                                                                                    1997             1997
                                                                                ------------     ------------
Common shares outstanding at the end
  of the period ...........................................................        4,953,118        4,918,891
Incremental shares relating to dilutive stock
  options outstanding at the end of the period ............................          390,789          319,567
                                                                                ------------     ------------
                                                                                   5,343,907        5,238,458
                                                                                ============     ============

Total shareholders' equity at the end of
  the period ..............................................................     $132,146,000     $128,530,000

Book value per common share ...............................................     $      24.73     $      24.54


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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Noteds to Unaudited Consolidated Financial Statements, continued

(9)  Changes in Accounting Policy

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
Item 2: Management's Discussion and Analysis of Financial Condition and Results
                                of Operations



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


FINANCIAL CONDITION

The Company's total assets decreased $63.0 million or 3.8% to $1.598 billion at December 31, 1997 from $1.661 billion at September 30, 1997. The primary reason for the decrease was a decline in mortgage-backed and related securities available for sale of $59.3 million to $561.4 million. The proceeds from the decline in mortgage-backed and related securities were used to pay down Federal Home Loan Bank advances and pay off brokered certificates of deposit. The use of these proceeds to reduce liabilities rather than reinvest in other assets resulted in total assets being lower at the end of the quarter. The Company's ratio of shareholders' equity to total assets was 8.27% at December 31, 1997, compared to 7.74% at September 30, 1997. The Company's book value per share was $24.73 at December 31, 1997, compared to $24.54 at September 30, 1997.

Loans receivable, including mortgage loans held for sale, increased $5.1 million to $742.6 million at December 31, 1997 from $737.5 million at September 30, 1997. The increase was due primarily to the increase in loans originated for retention in the Company's loan portfolio. Long-term 15- and 30- year fixed-rate loans are generally originated to be sold in the secondary market as are five and seven year balloon loans. Shorter-term ARM loans are originated both for sale in the secondary market and for the Company's loan portfolio. Additionally, the Company has increased its emphasis on commercial and consumer lending, which are primarily retained in the Company's loan portfolio. For the three months ended December 31, 1997, the Company originated approximately $131.3 million in loans, as compared to $80.9 million for the same period in the prior year. Of the $131.3 million in loans originated, $22.0 million were in commercial loans, $42.6 million were in consumer and interim financing loans and $66.7 million were in first mortgage loans. Loan repayments and sales of mortgage loans partially offset the increases in loan originations.

Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, decreased $59.7 million to $627.9 million at December 31, 1997 from $687.6 million at September 30, 1997. This

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued

decrease is due primarily to the sale of mortgage-backed and related securities of $103.7 million as well as repayments of $36.2 million, partially offset by purchases of $80.2 million during the three months ended December 31, 1997. At December 31, 1997, private-issue mortgage-backed and related securities totaled $415.8 million compared to $441.4 million at September 30, 1997. Private-issue mortgage-backed and related securities represent a significant portion of the Company's portfolio due to the Company's view of the benefit of higher interest rates generally available on private-issue mortgage-backed and related securities outweighing the additional credit risk associated with such securities in comparison with agency securities.

At September 30, 1997, the Company recorded declines in fair value judged to be other than temporary on four of its private issue mortgage-backed securities. The Company believed that these four securities, two of which were rated "A" and the other two of which were rated "BBB" at September 30, 1997, were impaired at September 30, 1997. Therefore, in accordance with generally accepted accounting principles, these securities were written down to fair value and the impairment loss was recorded in the Company's income statement. Prior to the adjustment, the Company's cost basis in these securities was $12.5 million. The impairment loss resulted in a new cost basis of $9.1 million for these four issues. The four issues under impairment were private issue mortgage-backed securities backed by single-family loans relating to properties located primarily in California. The underlying loans have experienced significant delinquencies and foreclosures and the Company learned that recoveries on these loans were less than previously realized and that the various subordinate and cash positions within the mortgage-backed structures may no longer protect the Company's position in the securities. The Company wrote these securities down to fair value which is a level where the remaining cash flows should provide a return at a market rate of interest income on the remaining cost basis.

As a result of the Company's view of the current external credit risk and external interest rate risk cycles and the Company's internal view of its investment management position, selected securities from the mortgage-backed securities and debt and equity securities portfolios were sold during the three months ended December 31, 1997. During the three months ended December 31, 1997, the Company sold securities totaling $130.3 million at a net gain of $527,000. The net gain consisted of gross gains of $2.1 million and gross losses of $1.6 million. Included in the sale of securities for the three months ended December 31, 1997 is the sale of one issue of the mortgage-backed securities which were determined to be impaired at September 30, 1997. The security sold had an adjusted cost basis of $7.2 million and a $151,000 gain was recorded on the sale. At December 31, 1997, the cost basis and market value of impaired securities is $1.2 million and $1.7 million, respectively, compared to $9.1 million and $9.1 million, respectively, at September 30, 1997.

Deposits decreased $22.7 million to $1.06 billion at December 31, 1997 from $1.09 billion at September 30, 1997. The decrease in deposits was primarily due to decreases of $11.9 million in brokered certificates of deposit and $21.8 million in certificates of deposit. However, slight increases in other types of deposit products have partially offset the decreases. The Company has continued to offer new deposit products in an effort to attract new deposits and maintain current relationships with customers. At December 31, 1997, the Company had approximately $128.9 million in brokered certificates of deposit compared with $140.8 million at September 30, 1997. The brokered deposits generally are of terms from three months to nine years in maturity with interest rates that approximate the Company's retail certificate rates. At December 31, 1997, $99.9 million of the brokered deposits having longer maturities are callable within one to two years. The Company cannot assure that there will be an increase in deposits in the future, nor can there be any assurance the Company will retain the deposits it now has.* The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings decreased by $32.7 million to $387.6 million at December 31, 1997 from $420.2 million at September 30, 1997. The decrease is due to repayments of Federal Home Loan Bank advances which

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


were funded by the proceeds of the sales of mortgage-backed and related securities. Short term borrowings increased $66.3 million to $195.7 million at December 31, 1997, compared to $129.4 million at September 30, 1997. Long term borrowings decreased $98.9 million to $191.9 million at December 31, 1997, compared to $290.8 million at December 31, 1996. The change in short term and long term borrowings is due to adjustable rate borrowings moving from the greater than one year maturity to the less than one year maturity category. At December 31, 1997, the Company had a borrowing capacity available of $174.4 million from the FHLB; however, additional securities may have to be pledged as collateral.

At December 31, 1997, the Company had $173.0 million in interest rate swaps outstanding compared with $163.0 million at September 30, 1997. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed pay-floating receive swaps totaled $55.0 million at December 31, 1997 and were entered into to hedge interest rates on borrowings from the FHLB used to fund purchases of fixed rate securities. Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. Fixed receive-floating pay swaps totaled $118.0 million at December 31, 1997 and were entered into to hedge interest rates on brokered deposits used to fund the purchase of floating rate securities. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the three months ended December 31, 1997, the Company recorded a net reduction of interest expense of $473,000 as a result of the Company's interest rate swap agreements.

At December 31, 1997, the Company had $40.0 million in interest rate corridors outstanding compared with $30.0 million at September 30, 1997. The Company uses interest rate corridors to help protect its net interest margin in various interest rate environments. $30.0 million of the interest rate corridors pay the Company the range difference or a full 1.0% when the three-month Libor rate is in the corridor strike rates. There are no payments due to the Company when three-month Libor rates are outside of the corridor strike rates. $10.0 million of the interest rate corridors pay the Company the difference between the three-month Libor and the low limit of the corridor strike rate up to the full amount of the corridor strike rate. There are no payments due to the Company when three-month Libor rates are below the corridor strike rate. When rates are above the corridor strike rate, the corridor pays the Company the full corridor range of 1.0%.

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

During the year ended September 30, 1997, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. If the rights become exercisable, holders of each right, other than the acquirer, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. Rights are redeemable by the Company at any time until they are excercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire in ten years.

Advances and changes in available technology can significantly impact the business and operations of the Company. The Company is in the process of conducting a review of its computer systems and its third-party systems to identify those that could be affected by the "Year 2000" issue and is developing an implementation plan

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


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


RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended December 31, 1997 was $3.8 million compared to $3.2 million for the three months ended December 31, 1996. The increase in net income was primarily the result of a $1.6 million increase in net interest income and a $1.7 million increase in other operating income, partially offset by a $2.5 million increase in general and administrative expenses.

The following table shows the return on average assets and return on average equity ratios for each period:

                                                  Three months ended
                                                     December 31,
                                            ------------------------------
                                               1997                  1996
                                            ----------             -------

 Return on average assets.................     0.91%                 0.88%

 Return on average equity.................    11.48%                10.01%


NET INTEREST INCOME. Net interest income before provision for loan losses increased $1.5 million or 16.9% to $10.5 million for the three months ended December 31, 1997, compared to $9.0 million for the year ended December 31, 1996. The increase was due primarily to an increase of $197.1 million in average earning assets. In addition, the net interest margin was 2.72% for the three months ended December 31, 1997, compared to 2.67% for the three months ended December 31, 1996. Over the last several years, the margin has been affected by decreasing interest rate spreads that the Company has been experiencing in its asset and liability base and a changing asset mix which includes a higher level of non-interest earning assets. Over the last year, the net interest margin has been relatively constant, fluctuating by only a few basis points between each quarter. The Company increased its investment in affordable housing units to $52.5 million at December 31, 1997 compared with $39.6 million at December 31, 1996. At December 31, 1997, the Company has not committed to any additional equity investments. This investment strategy provides returns primarily through income tax credits but is not an interest earning asset and thus has the effect of decreasing the Company's net interest margin.

Total interest income increased $4.6 million or 18.6% to $29.4 million for the three months ended December 31, 1997, compared to $24.8 million for the three months ended December 31, 1996. The increase in interest income was primarily the result of increases in interest on loans and securities. The increase in interest on loans was primarily the result of an increase in the average balance of loans to $750.5 million from $636.7 million for the three months ended December 31, 1997 and 1996, respectively, and an increase in the average yield on loans to 8.47% from 8.27% for the same period in the prior year. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and home equity lending in addition to the Kilbourn State Bank acquisition. However, such loans, while potentially resulting ultimately in higher yields

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued


for the Company, may result in a higher level of credit risk than conventional mortgage loans. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $648.4 million for the three months ended December 31, 1997, from $579.9 million for the three months ended December 31, 1996 and an increase in the average yield on such securities to 7.13% from 6.77% for the same periods. The Company has been active during the past quarter repositioning its available for sale mortgage-backed and related securities portfolio by selling significant amounts of securities and replacing them with securities with more favorable maturity positions and characteristics which reflect the Company's overall asset/liability management strategies.

Total interest expense increased $3.1 million or 19.6% to $19.0 million for the three months ended December 31, 1997, compared to $15.9 million for the three months ended December 31, 1996. The increase in interest expense was the result of increases in the average balances and costs of deposits and advances and other borrowings. The average balances of deposits were $1.04 billion for the three months ended December 31, 1997, compared to $858.9 million for the same period in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products, the use of brokers to sell certificates of deposit and the Kilbourn State Bank acquisition. The average cost of deposits increased to 5.04% for the three months ended December 31, 1997, from 4.97% for the same period in the prior year. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The average balance of advances and other borrowings were $398.8 million for the three months ended December 31, 1997, compared to $370.5 million for the same periods in the prior year. The average cost of advances and other borrowings increased to 5.72% from 5.49% for the three months ended December 31, 1997 and 1996, respectively. The borrowings are primarily adjustable-rate FHLB advances which have repriced to reflect the slight increase in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the three-month periods ended December 31, 1997 and 1996, respectively.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2:  Management's Discussion and Analysis, continued

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------
                                                              1997                                   1996
                                             ---------------------------------------------------------------------------
                                                                        AVERAGE                                AVERAGE
                                                AVERAGE                 YIELD/          AVERAGE                YIELD/
                                                BALANCE     INTEREST     COST           BALANCE    INTEREST     COST
                                             ------------------------------------    -----------------------------------
                                                                       (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits           35,095        460       5.20  %        20,459        259       5.02   %
Trading account securities                           1,651         29       6.97            4,369         70       6.36
Debt and equity securities                          69,703        948       5.40           68,413      1,009       5.85
Mortgage-backed and related securities             648,409     11,656       7.13          579,941      9,901       6.77
Loans:
  First mortgage                                   446,947      9,215       8.18          417,381      8,348       7.94
  Home equity                                      121,258      2,822       9.23           93,076      2,129       9.07
  Consumer                                         110,648      2,404       8.62          100,939      2,187       8.60
  Commercial and agricultural                       71,623      1,573       8.71           25,274        601       9.43
                                             -------------------------               ------------------------
    Total loans                                    750,476     16,014       8.47          636,670     13,265       8.27
Federal Home Loan Bank stock                        20,843        353       6.72           19,259        330       6.80
                                             -------------------------               ------------------------
      Total earning assets                       1,526,177     29,460       7.66        1,329,111     24,834       7.41
                                                           -----------                            -----------
Valuation allowances                                (7,806)                                (6,922)
Cash and due from banks                             28,612                                 16,438
Other assets                                       110,181                                 78,184
                                             --------------                          -------------
      Total assets                               1,657,164                              1,416,811
                                             ==============                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW  accounts                                     61,585        239       1.54           43,499        156       1.42
  Money market demand accounts                     262,842      3,286       4.96          187,190      2,174       4.61
  Passbook                                         115,772        917       3.14           77,037        553       2.85
  Certificates of deposit                          603,996      8,812       5.79          551,135      7,876       5.67
                                             -------------------------               ------------------------
    Total interest-bearing deposits              1,044,195     13,254       5.04          858,861     10,759       4.97
Advances and other borrowings                      398,751      5,748       5.72          370,540      5,125       5.49
Advances from borrowers for taxes and
   insurance                                         8,108          -          -            8,478          -          -
                                             -------------------------               ------------------------
      Total interest-bearing liabilities         1,451,054     19,002       5.20        1,237,879     15,884       5.09
                                                           -----------                            -----------
Non-interest bearing deposits                       59,017                                 35,728
Other liabilities                                   15,781                                 18,061
Shareholders' equity                               131,312                                125,143
                                             --------------                          -------------
Total liabilities and shareholders' equity       1,657,164                              1,416,811
                                             ==============                          =============
Net interest income                                            10,458                                  8,950
                                                          ==============                          =============
Net yield on interest-earning assets
                                                                            2.72                                   2.67
Interest rate spread
                                                                            2.46                                   2.32
Ratio of earning assets to interest-bearing
  liabilities                                                             105.18                                 107.37

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussin and Analysis, continued

PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                                                       Three months ended
                                                                          December 31,
                                                                   1997                 1996
                                                             ----------------    -----------------
                                                                     (Dollars in thousands)

Beginning balance......................................       $         6,202     $          5,217
 Provision for loan losses.............................
                                                                          200                  261
 Recoveries............................................                     6                   55
 Charge-offs...........................................
                                                                        (374)                (473)
                                                             ----------------    -----------------
 Ending balance........................................       $         6,034    $           5,060
                                                             ================    =================

 Ratio of allowance for loan losses to gross loans
      receivable at the end of the period..............                  0.76%                0.75%

 Ratio of allowance for loan losses to total non-
      performing loans at the end of the period........                190.95%              116.72%

 Ratio of net charge-offs to average gross loans
      (annualized).....................................                  0.20%                0.26%

Management believes that the allowance for loan losses is adequate to provide for potential losses as of December 31, 1997, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. At December 31, 1997, the provision for loan losses was $200,000 compared to $261,000 for the same period in the prior year. Charge-offs for the three months ended December 31, 1997 were $374,000 compared to $473,000 for the three months ended December 31, 1996. Repossessed autos sold during the quarter resulted in charge-offs of $307,000. The balance of the repossessed auto loans was $481,000 as of December 31, 1997. While additional charge-offs may be incurred, it is expected they will happen at lower levels than in the previous year (See "Asset Quality").* The Company believes that the allowance for loan losses is adequate to provide for potential anticipated losses based upon current known conditions.

OTHER OPERATING INCOME. Other operating income increased by $1.7 million to $4.4 million for the three months ended December 31, 1997, compared to $2.7 million for the same period in the prior year. The following table shows the percentage of other operating income to average assets for each period:


                                                  Three months ended
                                                     December 31,
                                                1997               1996
                                          ----------------   ----------------
                                                (Dollars in thousands)

 Other operating income....................  $    4,417        $     2,657

 Percent of average assets (annualized)....       1.06%               .74%

                ST. FRANCIS CAPITIAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


The increase was due primarily to increases in gains on sales of mortgage loans, increases in depository fees and service charges and income from the Company's affordable housing subsidiary. Gains on the sale of mortgage loans increased to $1.0 million from $227,000 for the three months ended December 31, 1997 and 1996, respectively. The Company's volume of mortgage loan sales was $52.1 million for the three months ended December 31, 1997 compared to $27.1 million for the three months ended December 31, 1996. The decreasing interest rate environment has increased the level of the Company's fixed rate loan production which is sold into the secondary market. In addition to the increased loan production, the falling interest rates have led to a greater gain level on loans than in the prior year. Income from depository fees and service charges increased to $809,000 for the three months ended December 31, 1997 compared to $403,000 for the three months ended December 31, 1996. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $1.0 million from $550,000 for the three months ended December 31, 1997 and 1996, respectively. The Company currently has 25 properties fully in operation compared to 19 in the prior year.


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $2.5 million or 33.6% to $10.0 million for the three months ended December 31, 1997, compared to $7.5 million for the same period in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                                                    Three months ended
                                                        December 31,
                                                  1997               1996
                                            ----------------   -----------------
                                                   (Dollars in thousands)

 General and administrative expenses........   $9,967              $7,462

 Percent of average assets (annualized).....    2.39%               2.09%

The current three month period includes the expenses of Kilbourn State Bank which was purchased in February, 1997, and thus is not included in the prior period numbers and also includes increased levels of compensation and other costs associated with the opening of new branches and other activity connected with the Company's higher level of earning assets. In addition, the affordable housing subsidiary showed an increase in operating expenses of $559,000 for the three months ended December 31, 1997, as compared to the same period in the prior year, primarily as a result of the Company currently having 25 properties fully in operation compared to 19 in the prior year.

INCOME TAX EXPENSE. Income tax expense increased $183,000 to $910,000 for the three months ended December 31, 1997, compared to the same period in the prior year. The effective tax rate for the three months ended December 31, 1997 was 19.33%, compared to 18.72% for the three months ended December 31, 1996. The increase in effective rates reflects the increase in income before income tax expense for the three months ended December 31, 1997 compared to the same period in the prior year. Income tax credits increased to $967,000 for the three months ended December 31, 1997, compared to $674,000 for the three months ended December 31, 1996.


ASSET QUALITY

Total non-performing assets were $3.4 million or 0.21% of total assets at December 31, 1997 and September 30, 1997. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

                ST. FRANCIS CAPITIAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


Non-performing assets as of December 31, 1997 included $481,000 of purchased auto loans which are past due or in default. These auto loans were purchased in 1995 and 1996 under a warehouse financing arrangement the Company had with the originator of the sub-prime automobile loans. The intent of the financing was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans and sell to institutional investors. At that time, the loans would be sold back to the originator. The loans were serviced by an independent third party servicer and the loans had various levels of insurance and in addition were guaranteed as to principal and interest payments by the originator of the loans. The maximum amount that the Company had outstanding at any point in time was a balance of $14.6 million during February, 1996. The Company has not funded any loans since that time and as of December 31, 1997, the balance of the sub-prime auto loans was $481,000 compared to $1.1 million at September 30, 1997. The decrease in the loan balance since September 30, 1997 is due to cash payments received of $273,000 and charge-offs of $307,000. Actions have been taken to repossess the collateral on the delinquent loans and to enforce the guarantee of the originator of these loans; however, it is anticipated that some portion of these loans will ultimately result in a charge-off due to the possible inability of the originator to perform under its guaranty.* In addition, the level of insurance collected on policies paying for credit losses on the loans has been lower than anticipated. Non-performing assets also includes a single $846,000 commercial real estate loan on a shopping center.

Non-performing assets are summarized as follows:

                                          December 31,      September 30,
                                              1997               1997
                                        ----------------  ----------------
                                                 (Dollars in thousands)

 Non-performing loans................... $        3,160       $     2,995
 Foreclosed properties..................
                                                    258               416
                                        ----------------  ----------------
 Non-performing assets.................. $        3,418       $     3,411
                                        ================  ================

 Non-performing loans to gross loans....          0.40%             0.38%

 Non-performing assets to gross assets..          0.21%             0.21%

There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

Impaired loans totaled $1.3 million at December 31, 1997 compared to $1.9 million at September 30, 1997. These loans had associated impairment reserves of $471,000 and $782,000 at December 31, 1997 and September 30, 1997,
respectively. The average balance of impaired loans was $1.7 million and $4.1 million at December 31, 1997 and September 30, 1997, respectively. Interest income on impaired loans for the three months ended December 31, 1997 was $16,000, compared to zero at September 30, 1997.


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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


interest   rate   characteristics.   Although   management   believes  that
its asset/liability management strategies have reduced the potential effects of changes in interest rates on its operations, increases in interest rates may adversely affect the Company's results of operations because interest-bearing liabilities will reprice more quickly than interest-earning assets.

At December 31, 1997, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 9.79% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of December 31, 1997 was a negative 6.92% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income.* Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

           ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


The  following  table  summarizes  the Company's gap position as of December
31, 1997.


                                                                        More than     More than
                                               Within       Four to      One Year       Three
                                                Three       Twelve       to Three      Years to     Over Five
                                               Months       Months        Years       Five Years      Years         Total
                                            ----------------------------------------------------------------------------------
                                                                          (Dollars in thousands)

INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Fixed...............................      $ 32,254      $30,480       $51,270       $25,414       $63,316      $ 202,734

      Variable............................        93,576       95,676        35,067        44,175        17,641        286,135

 Consumer loans (2).......................       110,977       53,673        23,195        16,404        30,130        234,379
 Mortgage-backed and related securities            1,866        5,597        31,940        12,998        14,054         66,455

 Assets available for sale:
      Mortgage loans......................        19,342            -             -             -             -         19,342
      Fixed rate mortgagE related.........        18,153       52,703        56,507        21,126         8,437        156,926
      Variable rate mortgage related .....       275,156      129,347             -             -             -        404,503
      Other...............................        24,825        8,018         6,080             -             -         38,923
 Trading account securities...............             -            -             -             -             -              -
 Investment securities and other assets           36,418            -         1,018             -           811         38,247
                                            ----------------------------------------------------------------------------------
      Total...............................      $612,567     $375,494      $205,077      $120,117      $134,389    $ 1,447,644
                                            ==================================================================================

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts........................      $  5,837     $ 17,512      $ 23,977      $  9,516      $  6,263    $    63,105
      Passbook savings accounts...........         4,942       14,828        30,029        20,687        45,809        116,295
      Money market deposit accounts.......        58,750      176,253        18,699         4,675         1,558        259,935
      Certificates of deposit.............       253,279      117,599        86,430       118,771             -        576,079
 Borrowings...............................       382,529        5,000            56             -             -        387,585
 Impact of interest rate swap (4).........        63,000       45,000             -       (23,000)      (85,000)             -
                                            ----------------------------------------------------------------------------------
      Total...............................      $768,337     $376,192      $159,191     $ 130,649      $(31,370)     1,402,999
                                            ==================================================================================

 Excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities.............     $(155,770)    $   (698)     $ 45,886     $ (10,532)     $ 165,759   $    44,645
                                            ==================================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities.............      (155,770)     (156,468)     (110,582)     (121,114)        44,645
                                            =====================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities as a
 percent of total assets..................        (9.75%)      (9.79%)       (6.92%)       (7.58%)         2.79%
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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $47.1 million at December 31, 1997.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $317.7 million or 19.9% of total assets.

(4) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


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

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $43.5 million and $42.9 million as of December 31, 1997 and September 30, 1997, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At December 31, 1997, the Company had a borrowing capacity available of $174.4 million from the FHLB; however, additional securities may have to be pledged as collateral.

Under federal and state laws and regulations, the Company and its wholly-owned subsidiary are required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of shareholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.

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

The following table summarizes the Bank's capital ratios at the dates indicated:




                                                                December 31, 1997        September 30, 1997
                                                             ------------------------  ------------------------
                                                                     Capital                   Capital
                                                             ------------------------  ------------------------
         Capital Standard                                      Amount      Percent       Amount      Percent
------------------------------------                         -----------  -----------  -----------  -----------
                                                                            (Dollars in thousands)
Tangible capital                                                117,264        7.41%      117,337        7.14%
Core capital                                                    117,264        7.41%      117,337        7.14%
Risk-based capital                                              123,098       12.20%      122,856       12.21%


As evidenced by the foregoing, the capital of the Company's financial institution subsidiary exceeded all capital requirements as mandated by the requirements of the OTS.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Item 3: Quantitative and Qualitative Disclosures About Market Risk

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997.


                                           More than          More than          More than           More than
                          Within            One Year          Two Years         Three Years         Four Years
                         One Year         to Two Years     to Three Years      to Four Years       to Five Years
                     ------------------ ----------------- ------------------ ------------------- ------------------
Interest Earning Assets                                                        (Dollars in millions)
Mortgage and
 commercial loans:
    Fixed rate      $   51.4     8.12%  $  28.5    8.06%  $   15.3    8.09% $    15.1    8.09%   $  10.1    8.05%
    Adjustable rate     87.7     8.25%     45.8    8.30%      40.7    8.28%      29.4    8.24%      22.2    8.24%

Consumer loans:
    Fixed rate           9.8     8.75%     15.7    8.68%      10.5    8.67%      13.8    9.12%      15.1    9.15%
    Adjustable rate     26.8     9.50%     19.2    9.48%      44.8    9.28%      22.8    9.13%       8.3   10.37%

Mortgage-backed
  Securities:
    fixed rate          78.3     7.13%     44.2    6.94%      44.2    6.94%      17.1    7.00%      17.1    7.03%
    adjustable rate     61.4     7.01%     40.6    7.03%      33.4    7.03%      21.5    7.06%      15.8    7.07%

Debt and equity
  securities            32.8     6.41%      6.1    6.40%         -        -         -        -         -        -

Other                   36.4     5.85%      1.0    5.81%         -        -         -        -         -        -

Total interest
                    ---------          ---------         ----------         ----------         ----------
  earning assets    $  384.6     7.52% $  201.1    7.78%  $  188.9    7.99%  $  119.7    8.10% $    88.6    8.13%
                    =========          =========         ==========         ==========         ==========

Interest Bearing Liabilities

Deposits:
    NOW accounts    $   23.3     1.42% $   12.0    1.42% $    12.0    1.42% $     4.8    1.42% $     4.7    1.42%
    Passbooks           19.8     2.95%     15.0    2.95%      15.0    2.95%      10.3    2.95%      10.4    2.95%
    Money market       235.0     4.58%      9.3    4.58%       9.4    4.58%       2.3    4.58%       2.3    4.58%
    Certificates       389.0     5.74%    164.0    5.78%      14.7    5.94%       3.9    5.81%       4.4    6.14%

Borrowings
    fixed rate          62.8     5.10%        -        -       0.1    6.94%         -        -         -        -
    adjustable rate    134.7     5.82%    155.0    6.01%      30.0    6.00%       5.0    6.02%         -        -

Total interest
                    ---------          ---------         ----------         ----------         ----------
bearing liabilities $  864.6     5.21% $  355.3    5.58% $    81.2    4.59% $    26.3    3.82% $    21.8    3.43%
                    =========          =========         ==========         ==========         ==========

                                                              Fair
                             Over                            Market
                          Five Years           Total         Value
                    -- ----------------- ------------------ ---------
Interest Earning Assets
Mortgage and
 commercial loans:
    Fixed rate       $    82.3    8.22% $   202.7    8.14%  $ 204.0
    Adjustable rate       79.7    8.23%     305.5    8.25%    313.5

Consumer loans:
    Fixed rate            47.6    9.03%     112.5    8.95%    113.1
    Adjustable rate          -        -     121.9    9.41%    123.0

Mortgage-backed
  Securities:
    fixed rate            22.5    6.69%     223.4    7.00%    223.7
    adjustable rate      231.8    6.93%     404.5    6.97%    509.9

Debt and equity
  securities                 -        -      38.9    6.41%     39.0

Other                      0.8    5.15%      38.2    5.83%     40.1

Total interest
                     ----------         ----------         ---------
  earning assets      $  464.7    7.58% $ 1,447.6    7.72% $1,566.3
                     ==========         ==========         =========

Interest Bearing Liabilities

Deposits:
    NOW accounts     $     6.3    1.42% $    63.1    1.42% $   63.1
    Passbooks             45.8    2.95%     116.3    2.95%    116.3
    Money market           1.6    4.58%     259.9    4.58%    259.9
    Certificates           0.1    8.45%     576.1    5.76%    575.7

Borrowings
    fixed rate               -        -      62.9    5.09%     62.9
    adjustable rate          -        -     324.7    5.93%    324.7

Total interest
                     ----------         ----------         ---------
bearing liabilities  $    53.8    2.83% $ 1,403.0    5.12% $1,402.6
                     ==========         ==========         =========

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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              On January 26, 1998, the Company announced the declaration of a dividend of $0.14 per share on the Company's common stock for the quarter ended December 31, 1997. The dividend is payable on February 20, 1998 to shareholders of record as of February 10, 1998. This will be the tenth cash dividend payment since the Company became a publicly-held company in June 1993.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  11.1 Statement Regarding Computation of Earnings Per Share (See Footnote 7 in "Notes to Unaudited Consolidated Financial Statements")
                  27.1  Financial Data Schedule

                  (b) Report on Form 8-K dated November 13, 1997 reporting an Item 5 and an Item 7 event relating to the Registrant's restatement of previously disclosed 9/30/97 fiscal year end results.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ST. FRANCIS CAPITAL CORPORATION




Dated:   February 16, 1998     By:   /s/ Jon D. Sorenson
                                     ------------------------
                                     Jon D. Sorenson
                                     Chief Financial Officer

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        ST. FRANCIS CAPITAL CORPORATION





Dated:___________________     By:__________________________________
                                 Jon D. Sorenson
                                 Chief Financial Officer