Form 10-Q
period 1998-03-31
ST FRANCIS CAPITAL CORP
filed 1998-05-15
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

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


13400 BISHOPS LANE, SUITE 350
BROOKFIELD, WISCONSIN                                       53005-6203
----------------------------------------                -------------------
(Address of principal executive offices)                    (Zip Code)


                               (414) 486-8700
                  ----------------------------------------
                        (Registrant's telephone number)


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



     The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 5,215,683 at April 30, 1998.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                      CONTENTS




                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements:

           Consolidated Statements of Financial Condition ..............  3

           Consolidated Statements of Income ...........................  4

           Consolidated Statements of Changes in Shareholders' Equity ..  5

           Consolidated Statements of Cash Flows .......................  6

           Notes to Consolidated Financial Statements ..................  8


  ITEM 2.  Management's Discussion and Analysis ........................  17

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ..  30


PART II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings ...........................................  31

  ITEM 2.  Changes In Securities .......................................  31

  ITEM 3.  Defaults Upon Senior Securities .............................  31

  ITEM 4.  Submission of Matters to a Vote of Security Holders..........  31

  ITEM 5.  Other Information ...........................................  31

  ITEM 6.  Exhibits and Reports on Form 8-K ............................  32


  SIGNATURES ...........................................................  33



                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                Consolidated Statements of Financial Condition

--------------------------------------------------------------------------------




                                                                                            March 31,         September 30,
                                                                                              1998                 1997
                                                                                          -----------       ----------------
                                                                                                    (In thousands)
ASSETS
Cash and due from banks.......................................................            $    23,154      $    22,899
Federal funds sold and overnight deposits.....................................                  7,804           19,959
                                                                                          -----------      -----------
Cash and cash equivalents.....................................................                 30,958           42,858
                                                                                          -----------      -----------
Trading account securities, at fair value.....................................                      -                -
Assets available for sale, at fair value:
       Debt and equity securities.............................................                 52,908           56,247
       Mortgage-backed and related securities.................................                577,406          620,716
Mortgage loans held for sale, at lower of cost or market......................                 21,677           24,630
Securities held to maturity, at amortized cost:
       Debt securities (market values of $1,893 and $3,908,
       respectively)..........................................................                  1,825            3,833
       Mortgage-backed and related securities (market values of $66,344
       and $66,219, respectively).............................................                 66,140           66,849
Loans receivable, net.........................................................                755,998          712,875
Federal Home Loan Bank stock, at cost.........................................                 20,843           20,843
Accrued interest receivable...................................................                  8,924            9,250
Foreclosed properties.........................................................                    591              416
Real estate held for investment...............................................                 51,997           51,476
Premises and equipment, net...................................................                 28,961           24,711
Other assets..................................................................                 29,652           25,945
                                                                                          -----------      -----------
Total assets..................................................................            $ 1,647,880      $ 1,660,649
                                                                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits......................................................................            $ 1,089,294      $ 1,087,136
Short term borrowings.........................................................                194,563          129,381
Long term borrowings..........................................................                216,117          290,847
Advances from borrowers for taxes and insurance...............................                  3,187            9,563
Accrued interest payable and other liabilities................................                 12,838           15,192
                                                                                          -----------      -----------
Total liabilities.............................................................              1,515,999        1,532,119
                                                                                          -----------      -----------

Commitments and contingencies.................................................                      -                -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
       None issued............................................................                      -                -
Common stock $.01 par value:  Authorized 12,000,000 shares;
       Issued, 7,289,620 shares;
       Outstanding, 5,213,683 and 5,226,998 shares, respectively                                   73               73
Additional paid-in-capital....................................................                 74,724           73,541
Unrealized gain on securities available for sale, net of tax..................                    474            1,046
Unearned ESOP compensation....................................................                 (2,883)          (3,088)
Treasury stock at cost (2,075,937 and 2,062,622 shares, respectively).........                (46,920)         (44,511)
Retained earnings, substantially restricted...................................                106,413          101,469
                                                                                          -----------      -----------
Total shareholders' equity....................................................                131,881          128,530
                                                                                          -----------      -----------
Total liabilities and shareholders' equity....................................            $ 1,647,880      $ 1,660,649
                                                                                          ===========      ===========





         See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income

--------------------------------------------------------------------------------


                                                              Six Months Ended       Three Months Ended
                                                                  March 31,               March 31,
                                                              -------------------    --------------------
                                                                1998       1997        1998        1997
                                                              -------     -------    --------     -------
                                                               (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
  Loans..................................................     $32,344     $26,902     $16,330     $13,637
  Mortgage-backed and related securities.................      21,840      20,148      10,184      10,247
  Debt and equity securities.............................       1,580       2,013         632       1,004
  Federal funds sold and overnight deposits..............         617         644         157         385
  Federal Home Loan Bank stock...........................         721         695         368         365
  Trading account securities.............................          38         123           9          53
                                                              -------     -------    --------     -------
Total interest and dividend income.......................      57,140      50,525      27,680      25,691
                                                              -------     -------    --------     -------
INTEREST EXPENSE:
  Deposits...............................................      25,608      21,749      12,354      10,990
  Advances and other borrowings..........................      11,318      10,447       5,570       5,322
                                                              -------     -------    --------     -------
Total interest expense...................................      36,926      32,196      17,924      16,312
                                                              -------     -------    --------     -------
Net interest income before provision for loan losses.....      20,214      18,329       9,756       9,379
Provision for loan losses................................       1,700         372       1,500         111
                                                              -------     -------    --------     -------
Net interest income......................................      18,514      17,957       8,256       9,268
                                                              -------     -------    --------     -------
OTHER OPERATING INCOME (EXPENSE), NET:
  Loan servicing and loan related fees...................       1,114         969         559         511
  Depository fees and service charges....................       1,567         846         758         443
  Trading securities gains and commitment fees, net......         151         507          68         122
  Gain (loss) on debt and equity and mortgage-backed
    and related securities, net.                                  341         627        (186)        151
  Gain on sales of mortgage loans held for sale, net.....       2,344         370       1,302         143
  Investment product and insurance commissions...........         531         218         284         137
  Gain (loss) on foreclosed properties...................         (21)         (7)        (26)          7
  Income from affordable housing.........................       2,435       1,490       1,418         940
  Other income...........................................       1,128         287         996         196
                                                              -------     -------    --------     -------
Total other operating income, net........................       9,590       5,307       5,173       2,650
                                                              -------     -------    --------     -------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits.....................       9,571       7,319       4,583       3,693
  Office building, including depreciation................       1,530       1,181         829         638
  Furniture and equipment, including depreciation........       1,517       1,105         828         578
  Federal deposit insurance premiums.....................         316         463         170         132
  Real estate held for investment........................       2,721       1,831       1,541       1,210
  Other general and administrative expenses..............       4,678       3,850       2,415       2,036
                                                              -------     -------    --------     -------
Total general and administrative expenses................      20,333      15,749      10,366       8,287
                                                              -------     -------    --------     -------
Income before income tax expense.........................       7,771       7,515       3,063       3,631
Income tax expense (benefit).............................         390       1,382        (520)        655
                                                              -------     -------    --------     -------
Net income...............................................      $7,381      $6,133      $3,583      $2,976
                                                              =======     =======    ========     =======
Basic earnings per share.................................       $1.49       $1.21       $0.72       $0.59
                                                              =======     =======    ========     =======
Diluted earnings per share...............................       $1.40       $1.15       $0.68       $0.56
                                                              =======     =======    ========     =======


         See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
          Consolidated Statements of Changes in Shareholders' Equity

--------------------------------------------------------------------------------




                                                                                  Unrealized
                                                                                     Gains
                                               Shares of                          (Losses) on
                                                Common                Additional   Securities
                                                Stock         Common    Paid-In    Available
                                              Outstanding      Stock    Capital     For Sale
                                            --------------------------------------------------
                                        (In thousands, except shares of common stock outstanding)
Six months ended March 31, 1997
-------------------------------
Balance at September 30, 1996..........         5,475,509     $   73    $ 72,243    $ (1,765)
Net income.............................                 -          -           -           -
Cash dividend - $0.24 per share........                 -          -           -           -
Purchase of treasury stock.............          (119,430)         -           -           -
Exercise of stock options..............            30,114          -           -           -
Amortization of unearned compensation..                 -          -         497           -
Unrealized loss on securities available
 for sale, net of tax..................                 -          -           -        (252)
                                               ----------     ------    --------    --------
Balance at March 31, 1997..............         5,386,193     $   73    $ 72,740    $ (2,017)
                                               ==========     ======    ========    ========

Six months ended March 31, 1998
-------------------------------
Balance at September 30, 1997..........         5,226,998     $   73    $ 73,541    $  1,046
Net income.............................                 -          -           -           -
Cash dividend - $0.28 per share........                 -          -           -           -
Purchase of treasury stock.............           (94,988)         -           -           -
Exercise of stock options..............            81,673          -         296           -
Amortization of unearned compensation..                 -          -         887           -
Unrealized loss on securities available
 for sale, net of tax..................                 -          -           -        (572)
                                               ----------     ------    --------    --------
Balance at March 31, 1998..............         5,213,683     $   73    $ 74,724    $    474
                                               ==========     ======    ========    ========





                                             Unearned
                                                ESOP     Treasury   Retained
                                            Compensation   Stock    Earnings    Total
                                           --------------------------------------------
                                   (In thousands, except shares of common stock outstanding)
Six months ended March 31, 1997
-------------------------------
Balance at September 30, 1996..........        $  (3,488) $ (35,529) $ 93,645  $ 125,179
Net income.............................                -          -     6,133      6,133
Cash dividend - $0.24 per share........                -          -    (1,167)    (1,167)
Purchase of treasury stock.............                -     (3,056)        -     (3,056)
Exercise of stock options..............                -        601      (300)       301
Amortization of unearned compensation..              217          -         -        714
Unrealized loss on securities available
 for sale, net of tax..................                -          -         -       (252)
                                               ---------  ---------  --------  ---------
Balance at March 31, 1997..............        $  (3,271) $ (37,984) $ 98,311  $ 127,852
                                               =========  =========  ========  =========

Six months ended March 31, 1998
-------------------------------
Balance at September 30, 1997..........        $  (3,088) $ (44,511) $101,469  $ 128,530
Net income.............................                -          -     7,381      7,381
Cash dividend - $0.28 per share........                -          -    (1,470)    (1,470)
Purchase of treasury stock.............                -     (4,132)        -     (4,132)
Exercise of stock options..............                -      1,723      (967)     1,052
Amortization of unearned compensation..              205          -         -      1,092
Unrealized loss on securities available
 for sale, net of tax..................                -          -         -       (572)
                                               ---------  ---------  --------  ---------
Balance at March 31, 1998..............        $  (2,883) $ (46,920) $106,413   $131,881
                                               =========  =========  ========   ========


         See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flow

--------------------------------------------------------------------------------



                                                                                            Six Months ended
                                                                                                March 31,
                                                                                       ----------------------------
                                                                                          1998              1997
                                                                                       ----------        ----------
                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income......................................................................       $    7,381        $    6,133
Adjustments to reconcile net income to net cash provided by
operating activities:
   Provision for loan losses....................................................            1,700               372
   Depreciation, accretion and amortization.....................................            2,470             1,592
   Deferred income taxes........................................................              263             2,311
   Gain on debt and equity, mortgage-backed and related
     securities and trading account securities, net.............................             (492)           (1,134)
   Gains on the sales of mortgage loans held for sale, net                                 (2,344)             (370)
   Stock-based compensation expense.............................................            1,092               714
   (Increase) decrease in loans held for sale...................................            2,953            (3,505)
   Other, net...................................................................           (6,842)            4,909
                                                                                       ----------        ----------
Total adjustments...............................................................           (1,200)            4,889
                                                                                       ----------        ----------
Net cash provided by operating activities.......................................            6,181            11,022
                                                                                       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of debt securities held to maturity.................            2,008             2,001
   Purchases of debt securities held to maturity................................                -              (459)
   Principal repayments on mortgage-backed and related securities
     held to maturity...........................................................              709               639
   Purchases of mortgage-backed securities available for sale...................         (197,217)         (131,067)
   Proceeds from sales of mortgage-backed securities available
     for sale...................................................................          142,722            57,482
   Principal repayments on mortgage-backed securities available
     for sale...................................................................           97,805            40,352
   Purchase of debt and equity securities available for sale....................          (35,774)          (27,121)
   Proceeds from sales of debt and equity securities available for sale.........           26,514            18,845
   Principal repayments on debt and equity securities available for sale........           12,599            12,091
   Net cash used for acquisitions...............................................                -            (7,118)
   Purchases of Federal Home Loan Bank stock....................................                -            (1,491)
   Purchase of loans............................................................          (27,114)           (7,678)
   (Increase) decrease in loans, net of loans held for sale.....................          (16,009)            5,069
   Increase in real estate held for investment..................................             (521)           (4,492)
   Purchases of premises and equipment, net.....................................           (5,487)           (5,935)
                                                                                       ----------        ----------
Net cash provided by (used in) investing activities.............................              235           (48,882)
                                                                                       ----------        ----------

         See accompanying Notes to Consolidated Financial Statements

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                  Consolidated Statements of Cash Flow, cont.

--------------------------------------------------------------------------------


                                                                                 Six Months ended
                                                                                     March 31,
                                                                            ----------------------------
                                                                               1998              1997
                                                                            ----------        ----------
                                                                                   (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits...............................................        2,158            73,191
  Proceeds from advances and other borrowings............................       99,786            72,688
  Repayments on advances and other borrowings............................     (103,157)          (38,139)
  Decrease in securities sold under agreements to repurchase.............       (6,177)                -
  Decrease in advances from borrowers for taxes and insurance............       (6,376)           (7,624)
  Dividends paid.........................................................       (1,470)           (1,167)
  Stock option transactions..............................................        1,052               301
  Purchase of treasury stock.............................................       (4,132)           (3,056)
                                                                            ----------        ----------
Net cash provided by (used in) financing activities......................      (18,316)           96,194
                                                                            ----------        ----------
Increase in cash and cash equivalents....................................      (11,900)           58,334

Cash and cash equivalents:
   Beginning of period...................................................       42,858            22,459
                                                                            ----------        ----------
   End of period.........................................................   $   30,958        $   80,793
                                                                            ==========        ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest..............................................................   $   38,127        $   32,262
   Income taxes..........................................................          105                15

Supplemental schedule of noncash investing and financing activities:
  The following summarizes significant noncash investing and financing activities:

   Mortgage loans secured as mortgage-backed securities..................   $    9,680        $   31,945
   Transfer from loans to foreclosed properties..........................          470               143
   Transfer of mortgage loans to mortgage loans held for sale                   33,713            15,964
   Acquisitions:
     Assets acquired.....................................................            -            93,044
     Cash paid for purchase of stock.....................................            -           (25,283)
     Cash acquired.......................................................            -            18,165
                                                                            ----------        ----------
     Net cash used for acquisitions......................................            -        $   (7,118)
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

(2) Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month and six-month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1998. The September 30, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and the auditors' report thereon was unqualified.

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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued

The contractual or notional amounts of off-balance sheet financial instruments are as follows:


                                                                    Contractual or Notional Amount(s)
                                                                       March 31,        September 30,
                                                                         1998               1997
                                                                      -----------         ----------
                                                                              (In thousands)
Commitments to extend credit:
  Fixed-rate loans............................................        $     7,209         $   10,890
  Variable-rate loans.........................................             36,292             16,792
Mortgage loans sold with recourse.............................             35,876             39,763
Guarantees under letters of credit............................             18,316             11,220
Interest rate swap agreements (notional amount)...............            188,000            163,000
Interest rate corridors (notional amount).....................             40,000             30,000
Commitments to:
  Purchase mortgage-backed securities.........................             65,800              1,930
  Sell mortgage-backed securities.............................              1,950              1,930
Unused and open-ended lines of credit:
  Consumer....................................................            147,998            122,970
  Commercial..................................................             30,368             14,075
Open option contracts written:
  Short-put options...........................................                  -                  -
  Short-call options..........................................             23,500              2,000
  Long-put options............................................             10,000                  -
Commitments to fund equity investments........................                  -              2,903

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of March 31, 1998 have interest rates ranging from 6.50% to 7.63%. Because some commitments expire without being drawn upon, the total commitment amounts do notnecessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily FNMA, with the servicing of these loans being retained by the Company. The Company receives a larger servicing spread on those loans being serviced than it would if the loans had been sold without recourse.

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential losses on the letters of credit are the notional amount of the guarantees less the value of the real estate collateral. At March 31, 1998, appraised values of the real estate collateral exceeded the amount of the guarantees.

Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments
                                      9

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued

are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments but does not expect any counterparty to fail to meet their obligations. The fixed pay-floating receive agreements were entered into as hedges of the interest rates on Federal Home Loan Bank (the "FHLB") advances. The fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate brokered certificates. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing liabilities.

The agreements at March 31, 1998 consist of the following:



Notional
 Amount                               Maturity       Call       Fixed  Variable
 (000s)              Type               Date         Date       Rate     Rate
------------------------------------------------------------------------------
 $10,000  Fixed Pay-Floating Receive    1998    not applicable  5.04%   5.69%
  10,000  Fixed Pay-Floating Receive    1998    not applicable  4.93%   5.70%
  15,000  Fixed Pay-Floating Receive    1998    not applicable  5.25%   5.63%
  10,000  Fixed Pay-Floating Receive    1998    not applicable  5.23%   5.63%
  10,000  Fixed Pay-Floating Receive    1998    not applicable  5.43%   5.69%
  10,000  Fixed Receive-Floating Pay    1998    not applicable  6.10%   5.69%
  15,000  Fixed Receive-Floating Pay    2002         1998       7.00%   5.48%
   8,000  Fixed Receive-Floating Pay    2002         1998       7.00%   4.97%
  20,000  Fixed Receive-Floating Pay    2004         1998       7.00%   5.52%
  15,000  Fixed Receive-Floating Pay    2005         1999       6.25%   5.55%
  10,000  Fixed Receive-Floating Pay    2007         1998       6.90%   5.50%
  15,000  Fixed Receive-Floating Pay    2007         1999       7.15%   5.54%
  15,000  Fixed Receive-Floating Pay    2007         1999       7.05%   5.64%
  10,000  Fixed Receive-Floating Pay    2007         1999       7.13%   5.64%
  15,000  Fixed Receive-Floating Pay    2007         1999       6.90%   5.45%

The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore, at March 31, 1998, the gross unrealized gains and losses of $909,000 and $622,000, respectively, equals the fair value of the interest rate swaps of $287,000.

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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued

The interest rate corridors consist of the following:


Notional
 Amount                                                            Maturity
 (000s)                        Payment Type                          Date    Strike Rates
------------------------------------------------------------------------------------------
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

These instruments do not qualify as hedges and are accounted for on a mark-to-market basis, and therefore, are valued at fair value. The fair value of the interest rate corridors is $31,000 at March 31, 1998.

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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued


(4)  Securities

The Company's securities available for sale and held to maturity at March 31, 1998 were as follows:



                                                       SECURITIES AVAILABLE FOR SALE
                                         ----------------------------------------------------------
                                                          Gross            Gross          Estimated
                                         Carrying       Unrealized       Unrealized         Market
                                           Value          Gains            Losses           Value
                                         --------       ----------        ---------        ---------
                                                                  (In thousands)
DEBT AND EQUITY SECURITIES:
U. S. Treasury obligations and
  obligations of U.S. Government
  Agencies.............................     $ 42,006        $    141          $    104       $ 42,043
Corporate notes and bonds..............        3,004               8                 -          3,012
Marketable equity securities...........        7,853               -                 -          7,853
                                            --------        --------          --------       --------
TOTAL DEBT AND EQUITY SECURITIES.......     $ 52,863        $    149          $    104       $ 52,908
                                            ========        ========          ========       ========
MORTGAGE-BACKED & RELATED SECURITIES:
Participation certificates:
  FHLMC................................     $  3,132        $     10          $      4       $  3,138
  FNMA.................................        8,133               -                85          8,048
  Private issue........................      168,019           1,684             1,902        167,801
REMICs:
  FHLMC................................      115,803             448               569        115,682
  FNMA.................................       40,419             295               207         40,507
  GNMA.................................        3,751               -                 4          3,747
  Private issue........................      237,486           1,244               401        238,329
CMO residual...........................           36             118                 -            154
                                            --------        --------          --------       --------
TOTAL MORTGAGE-BACKED AND RELATED
  SECURITIES...........................     $576,779        $  3,799          $  3,172       $577,406
                                            ========        ========          ========       ========

                                                        SECURITIES HELD TO MATURITY
                                           ----------------------------------------------------------
                                                             Gross             Gross        Estimated
                                            Carrying       Unrealized        Unrealized      Market
                                              Value           Gains            Losses         Value
                                            --------        --------          --------       --------
                                                               (In thousands)
DEBT SECURITIES:
U. S. Treasury obligations and
  obligations of U.S. Government
  Agencies...........................          1,015        $     22          $      -       $  1,037
State and municipal obligations......            810              46                 -            856
                                            --------        --------          --------       --------
TOTAL DEBT SECURITIES................       $  1,825        $     68          $      -       $  1,893
                                            ========        ========          ========        =======
MORTGAGE-BACKED & RELATED SECURITIES:
REMICs:
  FHLMC..............................       $  1,357        $     15          $      1       $  1,371
  FNMA...............................          1,996              11                 4          2,003
  Private issue......................         62,787             293               110         62,970
                                            --------        --------          --------       --------
TOTAL MORTGAGE-BACKED AND RELATED
  SECURITIES.........................       $ 66,140        $    319          $    115        $ 66,344
                                            ========        ========          ========        ========

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued


     During the six months ended March 31, 1998 and 1997, gross proceeds from the sale of securities available for sale totaled approximately $169.2 million and $76.3 million, respectively. The gross realized gains on such sales totaled approximately $2.2 million and $661,000 for the six months ended March 31, 1998 and 1997, respectively. The gross realized losses on such sales totaled approximately $1.9 million and $34,000 for the six months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998 and 1997, gross proceeds from the sale of securities available for sale totaled approximately $43.9 million and $12.2 million, respectively. The gross realized gains on such sales totaled approximately $80,000 and $152,000 for the three months ended March 31, 1998 and 1997, respectively. The gross realized losses on such sales totaled approximately $266,000 and $1,000 for the three months ended
     March 31, 1998 and 1997, respectively.

     During the year ended September 30, 1997, the Company recorded an impairment loss of $3.4 million to reflect other than temporary impairment of the carrying value of certain private issue mortgage-backed securities. The securities, carried at $12.5 million prior to the writedown, were adjusted to fair value of $9.1 million at September 30, 1997. The cost basis of impaired securities is $798,000 at March 31, 1998. The decline in the cost basis during the year is due to repayments and the sale of one issue of the mortgage-backed securities which was determined to be impaired at September 30, 1997. The security sold had an adjusted cost basis of $7.2 million and a $151,000 gain was recorded on the sale.

     At March 31, 1998 and 1997, $222.9 million and $252.6 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

(5)  Loans

     Loans receivable are summarized as follows:



                                                            March 31,    September 30,
(In thousands)                                                1998           1997
---------------------------------------------------------------------------------------
First mortgage - one- to four-family....................       $242,290       $240,522
First mortgage - residential construction...............         50,087         46,340
First mortgage - multi-family...........................         90,960        101,289
Commercial real estate..................................        110,599         87,950
Home equity.............................................        132,063        115,293
Commercial and agriculture..............................         85,315         72,144
Consumer secured by real estate.........................         80,344         89,627
Interim financing and consumer loans....................         13,047         15,255
Indirect auto...........................................         21,787         15,423
Education...............................................          1,985            948
                                                               --------       --------
   Total gross loans....................................        828,477        784,791
                                                               --------       --------
Less:
   Loans in process.....................................         40,972         38,200
   Unearned insurance premiums..........................            481            552
   Deferred loan and guarantee fees.....................            986          1,290
   Purchased loan discount..............................            881          1,042
   Allowance for loan losses............................          7,482          6,202
                                                               --------       --------
   Total deductions.....................................         50,802         47,286
                                                               --------       --------
Total loans receivable..................................        777,675        737,505
Less:  First mortgage loans held for sale...............         21,677         24,630
                                                               --------       --------
Loans receivable, net...................................       $755,998       $712,875
                                                               ========       ========

                                      13

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued

(6)  Allowance For Loan Losses

       Activity in the allowance for loan losses is summarized as follows:



                              Six months ended         Three months ended
                                  March 31,                March 31,
                              -----------------        -------------------
                              1998        1997         1998         1997
                              ----        ----         ----         ----
                                            (In thousands)
Beginning Balance........      $6,202       $5,217       $6,034       $5,060
Charge-offs:
  Real estate - mortgage...         -            -            -            -
  Commercial real estate...         -            -            -            -
  Commercial loans.........         -            -            -            -
  Home equity loans........         -            -            -            -
  Consumer.................      (437)      (1,219)         (63)        (746)
                              -------       ------       ------       ------
Total charge-offs........        (437)      (1,219)         (63)        (746)
                              -------       ------       ------       ------
Recoveries:
  Real estate - mortgage...         -            -            -            -
  Commercial real estate...         -            -            -            -
  Commercial loans.........         -            -            -            -
  Home equity loans........         -            -            -            -
  Consumer.................        17           74           11           19
                              -------       ------       ------       ------
Total recoveries.........          17           74           11           19
                              -------       ------       ------       ------
Net charge-offs..........        (420)      (1,145)         (52)        (727)
                              -------       ------       ------       ------
Acquired bank's allowance           -        1,678            -        1,678
Provision................       1,700          372        1,500          111
                              -------       ------       ------       ------
Ending balance...........      $7,482       $6,122       $7,482       $6,122
                               ======       ======       ======       ======

(7) Earnings Per Share

     Basic earnings per share of common stock for the six and three months ended March 31, 1998 and 1997, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the six and three months ended March 31, 1998 and 1997, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Book value per share of common stock at March 31, 1998 and September 30, 1997 have been determined by dividing total shareholders' equity by the number of shares of common stock and common stock equivalents considered outstanding at the respective dates. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Total shares outstanding for earnings per share calculation purposes have been reduced by the ESOP shares that have not been committed to be released.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued



     The computation of earnings per common share is as follows:


                                               Six months ended                  Three months ended
                                                  March 31,                           March 31,
                                           ---------------------------     -------------------------------
                                                1998         1997                 1998         1997
                                            ------------   ------------      -------------  --------------
Net income for the period................   $  7,381,000   $  6,133,000      $  3,583,000   $  2,976,000
                                            ============   ============      ============   ============
Common shares issued.....................      7,289,620      7,289,620         7,289,620      7,289,620
Net Treasury shares......................      2,045,096      1,906,013         2,036,879      1,921,795
Unallocated ESOP shares..................        292,668        332,245           287,947        326,160
                                              ----------     ----------        ----------     ----------
Weighted average common shares
  outstanding during the period............    4,951,856      5,051,362         4,964,794      5,041,665
Common stock equivalents based on the
  treasury stock method....................      314,310        288,707           298,022        293,368
                                              ----------     ----------        ----------     ----------
Total weighted average common shares and
  equivalents outstanding..................    5,266,166      5,340,069         5,262,816      5,335,033
                                            ============   ============      ============   ============
Basic earnings per share.................          $1.49          $1.21             $0.72          $0.59
Diluted earnings per share...............          $1.40          $1.15             $0.68          $0.56

     The computation of book value per common share is as follows:



                                                                           March 31,        September 30,
                                                                             1998               1997
                                                                          -----------       -------------
Common shares outstanding at the end
  of the period..........................................                     4,925,736          4,918,891
Incremental shares relating to dilutive stock
  options outstanding at the end of the period...........                       297,679            319,567
                                                                           ------------       ------------
                                                                              5,223,415          5,238,458
                                                                           ============       ============
Total shareholders' equity at the end of
  the period.............................................                  $131,881,000       $128,530,000
Book value per common share..............................                  $      25.25       $      24.54

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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
Item 2: Management's Discussion and Analysis of Finanical Condition and Results of Operations



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


FINANCIAL CONDITION

The Company's total assets decreased $13.0 million or 0.8% to $1.648 billion at March 31, 1998 from $1.661 billion at September 30, 1997. The primary reason for the decrease was a decline in mortgage-backed and related securities available for sale of $43.3 million to $577.4 million. Partially offsetting the decrease in mortgage-backed securities was an increase of $43.1 million in loans receivable to $756.0 million. The Company's ratio of shareholders' equity to total assets was 8.00% at March 31, 1998, compared to 7.74% at September 30, 1997. The Company's book value per share was $25.25 at March 31, 1998, compared to $24.54 at September 30, 1997.

Loans receivable, including mortgage loans held for sale, increased $40.2 million to $777.7 million at March 31, 1998 from $737.5 million at September 30, 1997. The increase was due primarily to the increase in loans originated for retention in the Company's loan portfolio. Long-term 15- and 30- year fixed-rate loans are generally originated to be sold in the secondary market as are five and seven year balloon loans. Shorter-term ARM loans are originated both for sale in the secondary market and for the Company's loan portfolio. Additionally, the Company has increased its emphasis on commercial, commercial real estate and consumer loans, which are primarily retained in the Company's loan portfolio. For the six months ended March 31, 1998, the Company originated approximately $297.3 million in loans, compared to $156.0 million for the same period in the prior year. Of the $297.3 million in loans originated, $46.2 million were in commercial loans, $91.9 million were in consumer and interim financing loans and $159.2 million were in first mortgage loans. Loan repayments and sales of mortgage loans partially offset the increases in loan originations. Consumer and commercial lending represent a different level of risk than mortgage lending which is primarily collateral based lending. Consumer and commercial loans are primarily based on the assessment of cash flow and repayment ability of the customer or business to which funds have been lent.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued

Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, decreased $44.0 million to $643.6 million at March 31, 1998 from $687.6 million at September 30, 1997. This decrease is due primarily to the sale of mortgage-backed and related securities of $142.7 million as well as repayments of $98.5 million, partially offset by purchases of $197.2 million during the six months ended March 31, 1998. At March 31, 1998, private-issue mortgage-backed and related securities totaled $468.9 million compared to $441.4 million at September 30, 1997. Private-issue mortgage-backed and related securities represent a significant portion of the Company's portfolio due to the Company's view of the benefit of higher interest rates generally available on private-issue mortgage-backed and related securities outweighing the additional credit risk associated with such securities in comparison with agency securities. Mortgage-backed securities issued by government sponsored enterprises generally increase the quality of the Company's assets by virtue of the guarantees that back them. When the intermediary is a private entity, neither the principal or interest on such securities is guaranteed. In addition, loans that back private mortgage-backed securities generally are non-conforming loans and consequently have a greater amount of credit risk and generally will have a higher yield. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of their lower level of interest rate risk and low credit risk in relation to the interest earned on such securities.

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

During the six months ended March 31, 1998, the Company sold securities totaling $180.2 million at a net gain of $341,000. The net gain consisted of gross gains of $2.2 million and gross losses of $1.9 million. However, the Company does not consider gains on the sales of securities as a predictable source of earnings as such sales are primarily based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income, interest rate risk or credit risk than the security sold. Included in the sale of securities for the six months ended March 31, 1998 is the sale of one issue of the mortgage-backed securities which were determined to be impaired at September 30, 1997. The security sold had an adjusted cost basis of $7.2 million and a $151,000 gain was recorded on the sale. At March 31, 1998, the cost basis and market value of impaired securities is $798,000 and $1.2 million, respectively, compared to $9.1 million and $9.1 million, respectively, at September 30, 1997.

Deposits increased $2.2 million to $1.089 billion at March 31, 1998 from $1.087 billion at September 30, 1997. The increase in deposits was primarily due to increases of $10.0 million in brokered certificates of deposit and $17.2 million in money market demand deposits. However, slight decreases in other types of deposit products have partially offset the increases. The Company has continued to offer new deposit products in an effort to attract new deposits and maintain current relationships with customers. At March 31, 1998, the Company had approximately $138.9 million in brokered certificates of deposit compared with $140.8 million at September 30, 1997. The brokered deposits generally are of terms from three months to eight years in maturity with interest rates that approximate the Company's retail certificate rates. At March 31, 1998, $114.9 million of the brokered deposits having longer maturities were callable within one to two years. There can be no assurance that there will be an increase in deposits in the future, nor can there be any assurance the Company will retain the deposits it now has.*

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued

The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to branch location or other intangible reasons.

Advances and other borrowings decreased by $9.5 million to $410.7 million at March 31, 1998 from $420.2 million at September 30, 1997. The decrease is due to repayments of Federal Home Loan Bank advances which were funded by the proceeds of the sales of mortgage-backed and related securities. Short term borrowings increased $65.2 million to $194.6 million at March 31, 1998, compared to $129.4 million at September 30, 1997. Long term borrowings decreased $74.7 million to $216.1 million at March 31, 1998, compared to $290.8 million at September 30, 1997. The change in short term and long term borrowings is due to adjustable rate borrowings moving from the greater than one year maturity to the less than one year maturity category. At March 31, 1998, the Company had a borrowing capacity of $169.2 million available from the FHLB; however, additional securities may have to be pledged as collateral.

At March 31, 1998, the Company had $188.0 million in interest rate swaps outstanding compared with $163.0 million at September 30, 1997. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed pay-floating receive swaps totaled $55.0 million at March 31, 1998 and were entered into to hedge interest rates on borrowings from the FHLB used to fund purchases of fixed rate securities. Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. Fixed receive-floating pay swaps totaled $133.0 million at March 31, 1998 and were entered into to hedge interest rates on brokered deposits used to fund the purchase of floating rate securities. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the six months ended March 31, 1998, the Company recorded a net reduction of interest expense of $933,000 as a result of the Company's interest rate swap agreements.

At March 31, 1998, the Company had $40.0 million in interest rate corridors outstanding compared with $30.0 million at September 30, 1997. The Company uses interest rate corridors to help protect its net interest margin in various interest rate environments. $30.0 million of the interest rate corridors pay the Company the range difference or a full 1.0% when the three-month Libor rate is in the corridor strike rates. There are no payments due to the Company when three-month Libor rates are outside of the corridor strike rates. $10.0 million of the interest rate corridors pay the Company the difference between the three-month Libor and the low limit of the corridor strike rate up to the full amount of the corridor strike rate. There are no payments due to the Company when three-month Libor rates are below the corridor strike rate. When rates are above the corridor strike rate, the corridor pays the Company the full corridor range of 1.0%.

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

Advances and changes in available technology can significantly impact the business and operations of the Company. The Company is in the process of conducting a review of its computer systems and its third-party systems to identify those that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs or programs of third-party providers that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, Year 2000 issues could result in a major system failure or miscalculations and material costs to the Company. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The Company expects to incur costs associated with the Year 2000 issue of approximately $200,000 to $500,000 on an annual basis in each of its fiscal years ending September 30, 1998, 1999 and 2000. *


RESULTS OF OPERATIONS

NET INCOME. Net income for the six months ended March 31, 1998 was $7.4 million compared to $6.1 million for the six months ended March 31, 1997. Net income for the three months ended March 31, 1998 was $3.6 million compared to $3.0 million for the three months ended March 31, 1997. The increase for the six month period was primarily the result of a $1.9 million increase in net interest income, a $4.3 million increase in other operating income and a $992,000 decrease in income tax expense, partially offset by a $1.3 million increase in provision for loan losses and a $4.6 million increase in general and administrative expenses. The increase for the three month period was primarily the result of a $2.5 million increase in other operating income and a $1.2 million decrease in income tax expense, partially offset by a $1.4 million increase in provision for loan losses and a $2.1 million increase in general and administrative expenses.

The following table shows the return on average assets and return on average equity ratios for each period:


                                         Six months ended  Three months ended
                                             March 31,          March 31,
                                         ----------------  ------------------
                                          1998      1997    1998        1997
                                         ------    ------  ------      ------
Return on average assets..............    0.91%     0.85%    0.90%      0.83%

Return on average equity..............   11.22%     9.73%   10.96%      9.46%

NET INTEREST INCOME. Net interest income before provision for loan losses increased $1.9 million or 10.3% and $377,000 or 4.0% for the six and three months ended March 31, 1998, respectively, compared to the same periods in the prior year. The increase was due primarily to an increase of $151.0 million and $104.9 million in average earning assets for the six and three months ended March 31, 1998, respectively. In addition, the net interest margin was 2.71% and 2.73% for the six months ended March 31, 1998 and 1997, respectively, and 2.69% and 2.79% for the three months ended March 31, 1998 and 1997, respectively. Over the last several years, the margin has been affected by decreasing interest rate spreads that the Company has been experiencing in its asset and liability base and a changing asset mix which includes a higher level of non-interest earning assets. Over the last year, the net interest margin has been relatively constant, fluctuating by only a few basis points between each quarter. The

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued

Company increased its investment in affordable housing units to $52.0 million at March 31, 1998 compared with $41.4 million at March 31, 1997. At March 31, 1998, the Company has not committed to any additional equity investments. This investment strategy provides returns primarily through income tax credits but is not an interest earning asset and thus has the effect of decreasing the Company's net interest margin.

Total interest income increased $6.6 million or 13.1% to $57.1 million for the six months ended March 31, 1998, compared to $50.5 million for the six months ended March 31, 1997, and increased $2.0 million or 7.7% to $27.7 million for the three months ended March 31, 1998, compared to $25.7 million for the three months ended March 31, 1997. The increase in interest income was primarily the result of increases in interest on loans and securities. The increase in interest on loans was primarily the result of an increase in the average balance of loans to $761.2 million from $645.8 million for the six months ended March 31, 1998 and 1997, respectively, and an increase in the average yield on loans to 8.52% from 8.35% for the same period in the prior year. The increase in net interest income on loans for the three months ended March 31, 1998 compared with the three months ended March 31, 1997 was the result of an increase in the average balance of loans to $771.9 million from $654.9 million, and an increase in the average yield on loans to 8.58% from 8.45% for the same period in the prior year. The increase in the average balance of loans and average yield on loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and home equity lending in addition to the Kilbourn State Bank acquisition. However, such loans, while potentially resulting ultimately in higher yields for the Company, may result in a higher level of credit risk than conventional mortgage loans. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $635.6 million from $584.1 million for the six months ended March 31, 1998 and 1997, respectively, partially offset by decreases in the average yield on such securities to 6.89% from 6.92% for the same periods. The slight decrease in interest income on mortgage-backed and related securities for the three months ended March 31, 1998 compared with the three months ended March 31, 1997 was due to decreases in the average yield on such securities to 6.63% from 7.07%, partially offset by an increase in the average balance of such securities to $622.8 million from $588.2 million, for the same periods. The Company has been active during the past quarter repositioning its available for sale mortgage-backed and related securities portfolio by selling significant amounts of securities and replacing them with securities with more favorable maturity positions and characteristics which reflect the Company's overall asset/liability management strategies.

Total interest expense increased $4.7 million or 14.7% to $36.9 million for the six months ended March 31, 1998, compared to $32.2 million for the six months ended March 31, 1997. For the three months ended March 31, 1998, total interest expense increased $1.6 million, or 9.9%, to $17.9 million compared to $16.3 million for the three months ended March 31, 1997. The increase in interest expense was the result of increases in the average balances and costs of deposits and advances and other borrowings. The average balances of deposits were $1.03 billion and $1.01 billion for the six and three months ended March 31, 1998, respectively, as compared to $874.0 million and $889.2 million for the same periods in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products, the use of brokers to sell certificates of deposit and the Kilbourn State Bank acquisition. The average cost of deposits increased slightly to 5.00% and decreased to 4.96% for the six and three months ended March 31, 1998, respectively, from 4.99% and 5.01% for the same periods in the prior year. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The average balance of advances and other borrowings were $397.6 million and $396.4 million for the six and three months ended March 31, 1998, respectively, as compared to $383.3 million and $396.0 million for the same periods in the prior year. The average cost of advances and other borrowings increased to 5.70% for the six and three months ended March 31, 1998, respectively, from 5.46% and 5.45% for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances which have repriced to reflect the slight increase in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the six and three month periods ended March 31, 1998 and 1997, respectively.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued

                                                                                    SIX MONTHS ENDED MARCH 31,
                                                            ----------------------------------------------------------------------
                                                                           1998                                1997
                                                            ----------------------------------------------------------------------
                                                                                    AVERAGE                              AVERAGE
                                                              AVERAGE                YIELD/        AVERAGE                YIELD/
                                                              BALANCE     INTEREST    COST         BALANCE      INTEREST   COST
                                                            ----------------------------------------------------------------------
                                                                                  (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits.................  $   22,614     $   617    5.47 %      $   24,601     $   644    5.25 %
Trading account securities................................       1,098          38    6.94             3,530         123    6.99
Debt and equity securities................................      56,251       1,580    5.63            69,013       2,013    5.85
Mortgage-backed and related securities....................     635,629      21,840    6.89           584,071      20,148    6.92
Loans:
 First mortgage...........................................     447,764      18,384    8.23           416,981      16,755    8.06
 Home equity..............................................     125,393       5,710    9.13            95,525       4,450    9.34
 Consumer.................................................     111,426       4,922    8.86           100,442       4,429    8.84
 Commercial and agricultural..............................      76,602       3,328    8.71            32,827       1,268    7.75
                                                            ----------------------                ----------------------
  Total loans.............................................     761,185      32,344    8.52           645,775      26,902    8.35
Federal Home Loan Bank stock..............................      20,843         721    6.94            19,658         695    7.09
                                                            ----------------------                ----------------------
  Total earning assets....................................   1,497,620      57,140    7.65         1,346,648      50,525    7.52
                                                                           -------                               -------
Valuation allowances......................................     (6,834)                                (7,222)
Cash and due from banks...................................      29,204                                18,403
Other assets..............................................     112,634                                80,899
                                                            ----------                            ----------
  Total assets............................................  $1,632,624                            $1,438,728
                                                            ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts.............................................  $   62,069         438    1.42        $   45,541         365    1.61
 Money market demand accounts.............................     265,287       6,566    4.96           196,617       4,535    4.63
 Passbook.................................................     121,218       1,960    3.24            80,253       1,135    2.84
 Certificates of deposit..................................     578,839      16,644    5.77           551,621      15,714    5.71
                                                            ----------------------                ----------------------
Total interest-bearing deposits...........................   1,027,413      25,608    5.00           874,032      21,749    4.99
Advances and other borrowings.............................     397,567      11,306    5.70           383,254      10,433    5.46
Advances from borrowers for taxes and insurance...........       5,021          12    0.48             5,304          14    0.53
                                                            ----------------------                ----------------------
  Total interest-bearing liabilities......................   1,430,001      36,926    5.18         1,262,590      32,196    5.11
Non interest-bearing deposits.............................      56,416                                35,575
Other liabilities.........................................      14,266                                14,171
Shareholders' equity......................................     131,941                               126,392
                                                            ----------                            ----------
Total liabilities and shareholders' equity................  $1,632,624                            $1,438,728
                                                            ==========                            ==========
Net interest income.......................................                 $20,214                               $18,329
                                                                           =======                               =======
Net yield on interest-earning assets......................                            2.71                                  2.73
Interest rate spread......................................                            2.47                                  2.41
Ratio of earning assets to interest-bearing liabilities...                          104.73                                106.66



                                                                                    THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------------------------------------------------
                                                                           1998                                1997
                                                            ----------------------------------------------------------------------
                                                                                    AVERAGE                              AVERAGE
                                                              AVERAGE                YIELD/        AVERAGE                YIELD/
                                                              BALANCE     INTEREST    COST         BALANCE      INTEREST   COST
                                                            ----------------------------------------------------------------------
                                                                                  (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits.................  $   10,133     $   157    6.28 %      $   28,743     $   385    5.43 %
Trading account securities................................         545           9    6.70             2,691          53    7.99
Debt and equity securities................................      42,799         632    5.99            69,613       1,004    5.85
Mortgage-backed and related securities....................     622,849      10,184    6.63           588,201      10,247    7.07
Loans:
 First mortgage...........................................     448,581       9,169    8.29           416,581       8,407    8.18
 Home equity..............................................     129,528       2,888    9.04            97,974       2,321    9.61
 Consumer.................................................     112,204       2,518    9.10            99,945       2,242    9.10
 Commercial and agricultural..............................      81,581       1,755    8.72            40,380         667    6.70
                                                            ----------------------                ----------------------
  Total loans.............................................     771,894      16,330    8.58           654,880      13,637    8.45
Federal Home Loan Bank stock..............................      20,843         368    7.16            20,057         365    7.38
                                                            ----------------------                ----------------------
  Total earning assets....................................   1,469,063      27,680    7.64         1,364,185      25,691    7.64
                                                                           -------                               -------
Valuation allowances......................................     (5,862)                               (7,522)
Cash and due from banks...................................      29,796                                20,368
Other assets..............................................     115,087                                83,614
                                                            ----------                            ----------
  Total assets............................................  $1,608,084                            $1,460,645
                                                            ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts.............................................  $   62,553         199    1.29        $   47,583         209    1.78
 Money market demand accounts.............................     267,732       3,280    4.97           206,044       2,361    4.65
 Passbook.................................................     126,664       1,043    3.34            83,469         582    2.83
 Certificates of deposit..................................     553,682       7,832    5.74           552,107       7,838    5.76
                                                            ----------------------                ----------------------
Total interest-bearing deposits...........................   1,010,631      12,354    4.96           889,203      10,990    5.01
Advances and other borrowings.............................     396,383       5,568    5.70           395,968       5,320    5.45
Advances from borrowers for taxes and insurance...........       1,934           2    0.42             2,130           2    0.38
                                                            ----------------------                ----------------------
  Total interest-bearing liabilities......................   1,408,948      17,924    5.16         1,287,301      16,312    5.14
Non interest-bearing deposits.............................      53,815                                35,422
Other liabilities.........................................      12,751                                10,281
Shareholders' equity......................................     132,570                               127,641
                                                            ----------                            ----------
Total liabilities and shareholders' equity................  $1,608,084                            $1,460,645
                                                            ==========                            ==========
Net interest income.......................................                 $ 9,756                               $ 9,379
                                                                           =======                               =======
Net yield on interest-earning assets......................                            2.69                                  2.79
Interest rate spread......................................                            2.48                                  2.50
Ratio of earning assets to interest-bearing liabilities...                          104.27                                105.97

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                                    Six months ended           Three months ended
                                                        March 31,                  March 31,
                                                -----------------------       ---------------------
                                                 1998            1997          1998          1997
                                                -------         -------       -------       -------
                                                               (Dollars in thousands)
Beginning balance......................         $ 6,202         $ 5,217       $ 6,034       $ 5,060
Provision for loan losses..............           1,700             372         1,500           111
Recoveries.............................              17              74            11            19
Charge-offs............................            (437)         (1,219)          (63)         (746)
Acquired bank's allowance..............               -           1,678             -         1,678
                                                -------         -------       -------       -------
Ending balance.........................         $ 7,482         $ 6,122       $ 7,482       $ 6,122
                                                =======         =======       =======       =======

Ratio of allowance for loan losses to
  gross loans receivable at the end
  of the period........................            0.90%           0.84%         0.90%         0.84%

Ratio of allowance for loan losses to
  total non-performing loans at the
  end of the period....................          270.40%         156.77%       270.40%       156.77%

Ratio of net charge-offs to average
  gross loans (annualized).............            0.11%           0.36%         0.03%         0.45%

Management believes that the allowance for loan losses is adequate to provide for potential losses as of March 31, 1998, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. For the six months ended March 31, 1998, the provision for loan losses was $1.7 million compared to $372,000 for the same period in the prior year. Although non-performing assets have been trending downward, the Company's loan portfolio is significantly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios which are generally presumed to have more risk than standard single-family mortgage loans.* Loan types other than single-family loans constitute a larger percentage of total loans than in previous years and the trend is expected to continue.* Charge-offs for the six and three months ended March 31, 1998 were $437,000 and $63,000, respectively, compared to $1.2 million and $746,000 for the same periods in the prior year. Repossessed autos sold during the six and three months ended March 31, 1998 resulted in charge-offs of $317,000 and $10,000, respectively. The balance of the purchased auto loans was $275,000 as of March 31, 1998. While additional charge-offs may be incurred, it is expected they will happen at lower levels than in the previous year (See "Asset Quality").* The Company believes that the allowance for loan losses is adequate to provide for potential anticipated losses based upon current known conditions.

OTHER OPERATING INCOME. Other operating income increased by $4.3 million and $2.5 million for the six and three months ended March 31, 1998, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued



                                                        Six months ended             Three months ended
                                                            March 31,                     March 31,
                                                      ---------------------         --------------------
                                                       1998           1997            1998         1997
                                                      ------         ------          ------       ------
                                                                      (Dollars in thousands)
Other operating income......................          $9,590          $5,307        $5,173        $2,650

Percent of average assets (annualized)......            1.18%           0.74%         1.30%         0.74%

The increases were due primarily to increases in gains on sales of mortgage loans, increases in depository fees and service charges, increases in other income and income from the Company's affordable housing subsidiary. Gains on the sale of mortgage loans increased $2.0 million to $2.3 million, and $1.2 million to $1.3 million for the six and three months ended March 31, 1998, respectively, compared to gains of $370,000 and $143,000 for the same periods in the prior year. The Company's volume of mortgage loan sales was $103.0 million and $50.9 million for the six and three months ended March 31, 1998, respectively, compared to $51.8 million and $24.7 million for the same periods in the prior year. The decreasing interest rate environment has increased the level of the Company's fixed rate loan production which is sold into the secondary market. In addition to the increased loan production, the falling interest rates have led to a greater gain level on loans than in the prior year. For the six months ended March 31, 1998, securities gains totaled $341,000 compared with $627,000 in the prior year. For the three months ended March 31, 1998, the Company realized losses on the sale of securities of $186,000 compared with gains of $151,000 for the three months ended March 31,1997. The Company does not consider gains on the sale of securities as a predictable source of earnings as such sales are based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income, interest rate risk or credit risk than the security sold. Income from depository fees and service charges increased to $1.6 million from $846,000, and $758,000 from $443,000, for the six and
three months ended March 31, 1998 and 1997, respectively.    The results for
the three and six months ended March 31, 1998 included the refund of state income taxes related to a prior year's tax audit. The interest portion of the refund ($795,000) is included in other income while the portion that is a refund of previous taxes paid ($780,000) reduces income tax expense. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $2.4 million from $1.5 million, and $1.4 million from $940,000 for the six and three months ended March 31, 1998 and 1997, respectively. The Company currently has 25 properties fully in operation compared to 19 in the prior year.


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $4.6 million or 29.1% and $2.1 million or 20.1% for the six and three months ended March 31, 1998, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                                     Six months ended            Three months ended
                                                         March 31,                    March 31,
                                                   ----------------------        --------------------
                                                     1998           1997          1998          1997
                                                   --------       -------        ------        ------
                                                                  (Dollars in thousands)
General and administrative expenses.........        $20,333        $15,749      $10,366        $8,287

Percent of average assets (annualized)......           2.50%          2.20%        2.61%         2.30%

The current three and six month period include the expenses of Kilbourn State Bank which was purchased in February, 1997, and thus is only partially included in the prior period numbers, and also includes increased levels

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued


of compensation and other costs associated with new branches and other activity connected with the Company's higher level of earning assets. In addition, the affordable housing subsidiary had an increase in operating expenses of $890,000 and $331,000 for the six and three months ended March 31, 1998, compared to the same period in the prior year, primarily as a result of the Company currently having 25 properties fully in operation compared to 19 in the prior year.

INCOME TAX EXPENSE. Income tax expense decreased to $390,000 and a benefit of $520,000 for the six and three months ended March 31, 1998, from $1.4 million
and $655,000 for the six and three months ended March 31, 1997.    The
effective tax rate for the six and three months ended March 31, 1998 was 5.02% and negative 16.98%, respectively, compared with 18.39% and 18.04% for the six and three months ended March 31, 1997. The decrease in effective tax rates is due to the aforementioned refund of state income taxes of $780,000 related to a prior year's tax audit as well as the effect of the tax credits earned by the Company's affordable housing subsidiary. Income tax credits increased to $2.0 million and $1.1 million for the six and three months ended March 31, 1998, compared to $1.4 million and $719,000 for the same periods in the prior year.

ASSET QUALITY

Total non-performing assets were $3.4 million or 0.20% of total assets at March 31, 1998 compared with $3.4 million or 0.21% of total assets at September 30, 1997. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets as of March 31, 1998 included $275,000 of purchased auto loans which are past due or in default. These auto loans were purchased in 1995 and 1996 under a warehouse financing arrangement the Company had with the originator of the sub-prime automobile loans. The intent of the financing was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans and sell to institutional investors. At that time, the loans would be sold back to the originator. The loans were serviced by an independent third party servicer and the loans had various levels of insurance and in addition were guaranteed as to principal and interest payments by the originator of the loans. The maximum amount that the Company had outstanding at any point in time was a balance of $14.6 million during February, 1996. The Company has not funded any loans since that time and as of March 31, 1998, the balance of the sub-prime auto loans was $275,000 compared to $1.1 million at September 30, 1997. The decrease in the loan balance since September 30, 1997 is due to cash payments received of $468,000 and charge-offs of $317,000. Actions have been taken to repossess the collateral on the delinquent loans and to enforce the guarantee of the originator of these loans; however, it is anticipated that some portion of these loans will ultimately result in a charge-off due to the possible inability of the originator to perform under its guaranty.* In addition, the level of insurance collected on policies paying for credit losses on the loans has been lower than anticipated. Non-performing assets also includes a single $843,000 commercial real estate loan on a shopping center.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued


Non-performing assets are summarized as follows:


                                                      March 31,   September 30,
                                                        1998         1997
                                                     ----------   -------------
                                                       (Dollars in thousands)
Non-performing loans........................         $    2,767       $   2,995
Foreclosed properties.......................                591             416
                                                     ----------   -------------
Non-performing assets.......................         $    3,358       $   3,411
                                                     ==========   =============
Non-performing loans to gross loans.........               0.33%           0.38%

Non-performing assets to gross assets.......               0.20%           0.21%

There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

Impaired loans totaled $1.1 million at March 31, 1998 compared to $1.9 million at September 30, 1997. These loans had associated impairment reserves of $448,000 and $782,000 at March 31, 1998 and September 30, 1997, respectively. The average balance of impaired loans was $1.5 million and $4.1 million at March 31, 1998 and September 30, 1997, respectively. Interest income on impaired loans for the six months ended March 31, 1998 was $26,000, compared to zero at September 30, 1997.


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

At March 31, 1998, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 12.60% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of March 31, 1998 was a negative 7.76% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income.* Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued


The following table summarizes the Company's gap position as of March 31, 1998.


                                                                                 More than   More than
                                                     Within        Four to       One Year      Three
                                                      Three         Twelve       to Three     Years to     Over Five
                                                     Months         Months        Years      Five Years      Years        Total
                                                   -------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
   Fixed......................................     $   34,263      $  25,420     $  45,072     $ 37,206     $ 55,051    $  197,012
   Variable...................................        103,037         88,663        41,232       52,987       23,841       309,760
Consumer loans (2)............................        120,046         61,882        13,881       19,476       33,941       249,226
Mortgage-backed and related securities........          2,896          8,690        36,324       10,488        7,742        66,140
Assets available for sale:
   Mortgage loans.............................         21,677              -             -            -            -        21,677
   Fixed rate mortgagE related................         16,509         49,258       104,059       29,027        6,123       204,976
   Variable rate mortgage related.............        249,098        123,332             -            -            -       372,430
   Other......................................         15,875         14,993        12,016       10,024            -        52,908
Trading account securities....................              -              -             -            -            -             -
Investment securities and other assets........         29,661              -             -            -          811        30,472
                                                   -------------------------------------------------------------------------------
   Total......................................     $  593,062      $ 372,238     $ 252,584     $159,208     $127,509    $1,504,601
                                                   ===============================================================================
INTEREST-BEARING LIABILITIES:
Deposits: (3)
   NOW accounts...............................     $    5,628      $  16,884     $  23,118     $  9,175     $  6,039    $   60,844
   Passbook savings accounts..................          3,840         11,619        23,239       16,071       35,588        90,357
   Money market deposit accounts..............         72,210        216,632        25,701        6,425        2,142       323,110
   Certificates of deposit....................        241,727        154,207       138,487       25,801            -       560,222
Borrowings....................................        405,267          5,000         2,181            -            -       412,448
Impact of interest rate swap (4)..............         63,000        (23,000)      (40,000)           -            -             -
                                                   -------------------------------------------------------------------------------
   Total......................................     $  791,672      $ 381,342     $ 172,726     $ 57,472     $ 43,769    $1,446,981
                                                   ===============================================================================
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities......     $ (198,610)     $  (9,104)    $  79,858     $101,736     $ 83,740    $   57,618
                                                   ===============================================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities...........................       (198,610)      (207,714)     (127,856)     (26,120)      57,620
                                                   =================================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
assets........................................         (12.05%)       (12.60%)       (7.76%)      (1.59%)       3.50%
                                                   =================================================================

--------------------------------------------------------------------------------

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $50.8 million at March 31, 1998.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $355.2 million or 21.6% of total assets.

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

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $31.0 million and $42.9 million as of March 31, 1998 and September 30, 1997, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At March 31, 1998, the Company had a borrowing capacity available of $169.2 million from the FHLB; however, additional securities may have to be pledged as collateral.

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

The following table summarizes the Bank's capital ratios at the dates indicated:


                            March 31, 1998    September 30, 1997
                           ----------------   ------------------
                               Capital             Capital
                           ----------------   ------------------
  Capital Standard         Amount   Percent   Amount     Percent
---------------------      ------   -------   ------     -------
                                   (Dollars in thousands)
Tangible capital           118,362    7.25%    117,337      7.14%
Core capital               118,362    7.25%    117,337      7.14%
Risk-based capital         125,727   12.15%    122,856     12.21%

As evidenced by the foregoing, the capital of the Company's financial institution subsidiary exceeded all capital requirements as mandated by the requirements of the OTS.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
      Item 3: Quantitative and Qualitiative Disclosures About Market Risk


The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998.

                                                               More than          More than             More than
                                            Within              One Year          Two Years             Three Years
                                           One Year           to Two Years      to Three Years         to Four Years
                                     -----------------------------------------------------------------------------------
Interest Earning Assets                                                                         (Dollars in millions)

Mortgage and
commercial loans:
  Fixed rate                         $ 49.2       8.12%      27.6     8.06%     $ 15.8      8.08%     $14.8      8.08%
  Adjustable rate                      89.8       8.20%      46.5     8.27%       40.3      8.23%      31.0      8.20%

Consumer loans:
  Fixed rate                           10.5       8.75%      17.6     8.68%       10.5      8.67%      14.1      9.12%
  Adjustable rate                      29.0       9.50%      21.1     9.48%       48.8      9.28%      25.1      9.13%

Mortgage-backed
 Securities:
  fixed rate                           77.4       7.12       70.2     6.99%       70.2      6.99%      19.7      7.06%
  adjustable rate                      58.8       7.01%      49.0     7.03%       36.8      7.03%      32.0      7.06%

Debt and equity
 securities                            30.9       6.41%      12.0     6.40%       10.0      6.40%         -         -

Other                                  29.7       5.85%         -        -           -         -          -         -

Total interest                       ------       ----     ------     ----      ------      ----     ------      ----
 earning assets                      $375.3       7.56%    $244.0     7.66%     $232.4      7.54%    $136.7      8.02%
                                     ======       ====     ======     ====      ======      ====     ======      ====

Interest Bearing Liabilities

Deposits:
  NOW accounts                       $ 22.5       1.42%    $ 11.6     1.42%     $ 11.5      1.42%    $  4.6      1.42%
  Passbooks                            15.4       1.80%      11.7     1.80%       11.7      1.80%       8.0      1.80%
  Money market                        288.8       4.58%      12.9     4.58%       12.9      4.58%       3.2      4.58%
  Certificates                        395.9       6.00%     127.0     6.00%       11.4      5.94%      12.9      5.81%

Borrowings
  fixed rate                           61.8       5.10%         -        -         0.1      6.94%         -         -
  adjustable rate                     156.7       5.46%     188.9     5.72%          -         -        5.0      5.72%
                                     ------       ----     ------     ----      ------      ----     ------      ----
Total interest bearing liabilities   $941.1       5.24%    $352.1     5.51%     $ 47.6      3.46%    $ 33.7      4.13%
                                     ======       ====     ======     ====      ======      ====     ======      ====

                                                      More than                                                    Fair
                                                     Four Years            Over                                   Market
                                                    to Five Years       Five Years               Total            Value
                                                 ---------------------------------------------------------------------------
Interest Earning Assets

Mortgage and
commercial loans:
  Fixed rate                                     $  9.9     8.05%      $ 79.8    8.20%     $  197.1     8.13%     $  198.2
  Adjustable rate                                  21.7     8.10%       102.2    8.19%        331.5     8.20%        339.6

Consumer loans:
  Fixed rate                                       15.2     9.15%        49.3    9.00%        117.2     8.93%        117.8
  Adjustable rate                                   7.9    10.37%           -       -         131.9     9.40%        133.2

Mortgage-backed
 Securities:
  fixed rate                                       19.7     7.11%        13.9    6.73%        271.1     7.03%        271.6
  adjustable rate                                  28.5     7.07%       167.3    6.93%        372.4     6.99%        372.9

Debt and equity
 securities                                           -        -            -       -          52.9     6.40%         53.0

Other                                                 -        -          0.8    5.15%         30.5     5.83%         32.0
                                                 ------    -----       ------    ----      --------     ----      --------
Total interest earning assets                    $102.9     7.95%      $413.2    7.70%     $1,504.6     7.68%     $1,518.3
                                                 ======    =====       ======    ====      ========     ====      ========

Interest Bearing Liabilities

Deposits:
  NOW accounts                                   $  4.6     1.42%      $  6.0    1.42%     $   60.8     1.42%     $   60.8
  Passbooks                                         8.0     1.80%        35.6    1.80%         90.4     1.80%         90.4
  Money market                                      3.2     4.58%         2.1    4.58%        323.1     4.58%        323.1
  Certificates                                     12.9     6.14%         0.1    8.45%        560.2     6.00%        560.8

Borrowings
  fixed rate                                          -        -            -       -          61.9     5.10%         61.9
  adjustable rate                                     -        -            -       -         350.6     5.60%        350.7
                                                 ------    -----       ------    ----      --------     ----      --------
Total interest bearing liabilities               $ 28.7     4.00%      $ 43.8    1.90%     $1,447.0     5.09%     $1,447.7
                                                 ======    =====       ======    ====      ========     ====      ========

                          PART II OTHER INFORMATION

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders was held on January 28, 1998. Only shareholders of record at the close of business on December 1, 1997 (the "Voting Record Date") were entitled to vote at the annual meeting. On the Voting Record Date, there were 5,251,011 shares of Common Stock outstanding, and 4,111,421 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the matters voted upon at the meeting.

                                                      NUMBER OF VOTES
                                                                           BROKER
                                           FOR     WITHHELD  ABSTENTIONS  NON-VOTES
                                        ---------  --------  -----------  ---------
        NOMINEES FOR DIRECTOR FOR
        THREE-YEAR TERM EXPIRING IN
        2001
          Edward W. Mentzer             4,093,772    17,649            -          -
          Julia H. Taylor               4,091,597    19,824            -          -

        RATIFICATION OF APPOINTMENT OF
        KPMG PEAT MARWICK LLP AS
        AUDITORS                        4,094,352     5,787       11,282          -

        The following directors' terms of office continued after the Annual
        Meeting: Messrs. David J. Drury, Rudolph T. Hoppe, Thomas R. Perz, Jeffrey A. Reigle, John C. Schlosser and Edmund O. Templeton.

ITEM 5. OTHER INFORMATION

        On April 24, 1998, the Company announced the declaration of a dividend of $0.14 per share on the Company's common stock for the quarter ended March 31, 1998. The dividend is payable on May 22, 1998 to shareholders of record as of May 11, 1998. This will be the eleventh cash dividend payment since the Company became a publicly-held company in June 1993.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            11.1 Statement Regarding Computation of Earnings Per Share
                 (See Footnote 7 in Notes to Unaudited Consolidated Financial Statements) 27.1 Financial Data Schedule

            27.1 Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ST. FRANCIS CAPITAL CORPORATION


Dated:  May 15, 1998                  By:  /s/ Jon D. Sorenson
      ---------------------              ---------------------------
                                         Jon D. Sorenson
                                         Chief Financial Officer