Form 10-Q
period 1998-06-30
ST FRANCIS CAPITAL CORP
filed 1998-08-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

                         Commission File Number 0-21298

                         ST. FRANCIS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


          WISCONSIN                                         39-1747461
------------------------------                         ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


13400 BISHOPS LANE, SUITE 350
BROOKFIELD, WISCONSIN                                      53005-6203
---------------------------------------                    ----------
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

                                  (1) Yes   x  No
                                          ----    ------
                                  (2) Yes   x  No
                                          ----    ------

The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 5,105,683 at July 31, 1998.



                              Page 1 of 35 pages

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


ITEM 2.   Management's Discussion and Analysis.......................... 18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.... 32

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings............................................. 33

ITEM 2.   Changes In Securities and Use of Proceeds..................... 33

ITEM 3.   Defaults Upon Senior Securities............................... 33

ITEM 4.   Submission of Matters to a Vote of Security Holders........... 33

ITEM 5.   Other Information............................................. 33

ITEM 6.   Exhibits and Reports on Form 8-K.............................. 34

SIGNATURES.............................................................. 35

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
               Consolidated Statements of Financial Condition


----------------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,                September 30,
                                                                                       1998                      1997
                                                                                 -----------------         -----------------
                                                                                               (In thousands)
ASSETS
Cash and due from banks.......................................................    $        22,228           $        22,899
Federal funds sold and overnight deposits.....................................             28,287                    19,959
                                                                                  ---------------           ---------------
Cash and cash equivalents.....................................................             50,515                    42,858
                                                                                  ---------------           ---------------
Trading account securities, at fair value.....................................                 --                        --
Assets available for sale, at fair value:
    Debt and equity securities................................................             87,475                    56,247
    Mortgage-backed and related securities....................................            569,156                   620,716
Mortgage loans held for sale, at lower of cost or market......................             19,923                    24,630
Securities held to maturity, at amortized cost:
    Debt securities (market values of $1,882 and $3,908,
    respectively).............................................................              1,821                     3,833
    Mortgage-backed and related securities (market values of $65,440
    and $66,219, respectively)................................................             65,274                    66,849
Loans receivable, net.........................................................            809,436                   712,875
Federal Home Loan Bank stock, at cost.........................................             22,353                    20,843
Accrued interest receivable...................................................              9,871                     9,250
Foreclosed properties.........................................................                130                       416
Real estate held for investment...............................................             51,429                    51,476
Premises and equipment, net...................................................             30,479                    24,711
Other assets..................................................................             36,941                    25,945
                                                                                  ---------------           ---------------
Total assets..................................................................    $     1,754,803           $     1,660,649
                                                                                  ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits......................................................................    $     1,129,445           $     1,087,136
Short term borrowings.........................................................            385,111                   129,381
Long term borrowings..........................................................             92,009                   290,847
Advances from borrowers for taxes and insurance...............................              5,942                     9,563
Accrued interest payable and other liabilities................................             11,330                    15,192
                                                                                  ---------------           ---------------
Total liabilities.............................................................          1,623,837                 1,532,119
                                                                                  ---------------           ---------------

Commitments and contingencies.................................................                 --                        --

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued...............................................................                 --                        --
Common stock $.01 par value:  Authorized 12,000,000 shares;
    Issued, 7,289,620 shares;
    Outstanding, 5,110,683 and 5,226,998 shares, respectively.................                 73                        73
Additional paid-in-capital....................................................             75,046                    73,541
Unrealized gain on securities available for sale, net of tax..................                693                     1,046
Unearned ESOP compensation....................................................            (2,781)                   (3,088)
Treasury stock at cost (2,178,937 and 2,062,622 shares, respectively).........           (51,276)                  (44,511)
Retained earnings, substantially restricted...................................            109,211                   101,469
                                                                                  ---------------           ---------------
Total shareholders' equity....................................................            130,966                   128,530
                                                                                  ---------------           ---------------
Total liabilities and shareholders' equity....................................    $     1,754,803           $     1,660,649
                                                                                  ===============           ===============


          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income



----------------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended                 Three Months Ended
                                                                       June 30,                          June 30,
                                                            ------------------------------    ------------------------------
                                                                1998             1997             1998             1997
                                                            -------------    -------------    -------------     ------------
                                                                        (In thousands, except per share data)
 INTEREST AND DIVIDEND INCOME:
     Loans.................................................    $  49,551       $   41,945        $  17,207       $   15,043
     Mortgage-backed and related securities................       32,451           31,592           10,611           11,444
     Debt and equity securities............................        2,754            3,226            1,174            1,213
     Federal funds sold and overnight deposits ............          847              872              230              228
     Federal Home Loan Bank stock .........................        1,049            1,024              328              329
     Trading account securities............................           57              170               19               47
                                                               ---------       ----------        ---------       ----------
 Total interest and dividend income........................       86,709           78,829           29,569           28,304
                                                               ---------       ----------        ---------       ----------
 INTEREST EXPENSE:
     Deposits..............................................       38,584           34,149           12,976           12,400
     Advances and other borrowings.........................       17,323           16,105            6,005            5,658
                                                               ---------       ----------        ---------       ----------
 Total interest expense....................................       55,907           50,254           18,981           18,058
                                                               ---------       ----------        ---------       ----------
 Net interest income before provision for loan losses......       30,802           28,575           10,588           10,246
 Provision for loan losses.................................        2,000              501              300              129
                                                               ---------       ----------        ---------       ----------
 Net interest income.......................................       28,802           28,074           10,288           10,117
                                                               ---------       ----------        ---------       ----------
 OTHER OPERATING INCOME (EXPENSE), NET:
     Loan servicing and loan related fees..................        1,564            1,421              450              452
     Depository fees and service charges...................        2,564            1,397              997              551
     Trading securities gains (losses) and commitment
           fees, net.......................................         (152)             607             (303)             100
     Impairment loss on mortgage-backed securities                     -           (2,050)               -           (2,050)
     Gain on debt and equity and mortgage-backed
        and related securities, net........................        1,108            1,038              767              411
     Gain on sales of mortgage loans held for sale, net....        3,238              834              894              464
     Insurance and annuity commissions.....................          917              299              386               81
     Gain (loss) on foreclosed properties..................            2               (1)              23                6
     Income from affordable housing........................        3,743            2,454            1,308              964
     Other income..........................................        1,287              447              159              160
                                                               ---------       ----------        ---------       ----------
 Total other operating income, net.........................       14,271            6,446            4,681            1,139
                                                               ---------       ----------        ---------       ----------
 GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits....................       14,569           11,324            4,998            4,005
     Office building, including depreciation...............        2,348            1,876              818              695
     Furniture and equipment, including depreciation ......        2,357            1,704              840              599
     Federal deposit insurance premiums....................          479              601              163              138
     Real estate held for investment.......................        4,009            2,870            1,288            1,039
     Other general and administrative expenses.............        7,314            6,214            2,636            2,364
                                                               ---------       ----------        ---------       ----------
 Total general and administrative expenses.................       31,076           24,589           10,743            8,840
                                                               ---------       ----------        ---------       ----------
 Income before income tax expense..........................       11,997            9,931            4,226            2,416
 Income tax expense........................................        1,062            1,322              672              (60)
                                                               ---------       ----------        ---------       ----------
 Net income................................................    $  10,935       $    8,609        $   3,554       $    2,476
                                                               =========       ==========        =========       ==========
 Basic earnings per share..................................    $    2.22       $     1.71        $    0.72       $     0.49
                                                               =========       ==========        =========       ==========
 Diluted earnings per share................................    $    2.09       $     1.61        $    0.69       $     0.46
                                                               =========       ==========        =========       ==========


           See accompying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity

------------------------------------------------------------------------------------------------------

                                                                                           Unrealized
                                                Shares of                                  Losses on
                                                 Common                      Additional    Securities
                                                  Stock          Common       Paid-In      Available
                                               Outstanding       Stock        Capital       For Sale
                                              --------------------------------------------------------
                                             (In thousands, except shares of common stock outstanding)
Nine months ended June 30, 1997
------------------------------
Balance at September 30, 1996...............      5,475,509           73      $ 72,243     $  (1,765)

Net income..................................              -            -             -             -
Cash dividend - $0.36 per share.............              -            -             -             -

Purchase of treasury stock..................       (255,622)           -             -             -

Exercise of stock options...................         88,090            -           380             -

Amortization of unearned compensation.......              -            -           719             -
Unrealized gain on securities available

     for sale, net of tax...................              -            -             -          2,131
                                                  ---------     --------      --------     ----------

Balance at June 30, 1997....................      5,307,977     $     73      $ 73,342     $      366
                                                  =========     ========      ========     ==========

Nine months ended June 30, 1998

Balance at September 30, 1997...............      5,226,998     $     73      $ 73,541     $    1,046

Net income..................................              -            -             -              -
Cash dividend - $0.42 per share.............              -            -             -              -

Purchase of treasury stock..................       (199,988)            -            -              -

Exercise of stock options...................         83,673            -           296              -

Amortization of unearned compensation.......              -            -         1,209              -
Unrealized loss on securities available

     for sale, net of tax...................              -            -             -           (353)
                                                  ---------     --------      --------     ----------

Balance at June 30, 1998....................      5,110,683     $     73      $ 75,046     $      693
                                                  =========     ========      ========     ==========


                                               Unearned
                                                  ESOP      Treasury       Retained
                                             Compensation     Stock        Earnings          Total
                                            -----------------------------------------------------------
                                            (In thousands, except shares of common stock outstanding)
Nine months ended June 30, 1997
------------------------------
Balance at September 30, 1996...............    $ (3,488)    $ (35,529)       $ 93,645        $ 125,179

Net income..................................           -             -           8,609            8,609
Cash dividend - $0.36 per share.............           -             -          (1,809)          (1,809)

Purchase of treasury stock..................           -        (7,270)              -           (7,270)

Exercise of stock options...................           -         1,779            (897)           1,262

Amortization of unearned compensation.......         293             -               -            1,012
Unrealized gain on securities available

     for sale, net of tax...................           -             -               -            2,131
                                                --------     ---------        --------        ---------

Balance at June 30, 1997....................    $ (3,195)    $ (41,020)       $ 99,548        $ 129,114
                                                ========     =========        ========        =========

Nine months ended June 30, 1998

Balance at September 30, 1997...............    $ (3,088)     $(44,511)       $101,469        $ 128,530

Net income..................................           -             -          10,935           10,935
Cash dividend - $0.42 per share.............           -             -          (2,201)          (2,201)

Purchase of treasury stock..................           -        (8,533)              -           (8,533)

Exercise of stock options...................           -         1,768            (992)           1,072

Amortization of unearned compensation.......         307             -               -            1,516
Unrealized loss on securities available

     for sale, net of tax...................           -             -               -             (353)
                                                --------     ---------        --------        ---------

Balance at June 30, 1998....................    $ (2,781)    $ (51,276)       $109,211        $ 130,966
                                                ========     =========        ========        =========

          See accompaying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow

----------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months ended
                                                                                                    June 30,
                                                                                     ---------------------------------------
                                                                                           1998                  1997
                                                                                     -----------------     -----------------
                                                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................................      $     10,935           $     8,609
Adjustments to reconcile net income to net cash provided by
operating activities:
      Provision for loan losses....................................................            2,000                   501
      Depreciation, accretion and amortization.....................................            3,853                 2,308
      Deferred income taxes........................................................           (3,021)                1,062
      Gain on debt and equity, mortgage-backed and related
         securities and trading account securities, net............................             (956)               (1,645)
      Gains on the sales of mortgage loans held for sale, net......................           (3,238)                 (834)
      Stock-based compensation expense.............................................            1,516                 1,012
      Impairment loss on mortgage-backed securities................................                -                 2,050
      (Increase) decrease in loans held for sale...................................            4,707                (3,502)
      Other, net...................................................................          (12,152)                8,746
                                                                                        ------------           -----------

Total adjustments.................................................................            (7,291)                9,698
                                                                                        ------------           -----------

Net cash provided by operating activities.........................................             3,644                18,307
                                                                                        ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity....................           2,012                 2,011
    Purchases of debt securities held to maturity...................................               -                  (459)
    Principal repayments on mortgage-backed and related securities
        held to maturity............................................................           1,575                 1,051
    Purchases of mortgage-backed securities available for sale......................        (388,209)             (262,720)
    Proceeds from sales of mortgage-backed securities available
      for sale.....................................................................          187,304               105,549
    Principal repayments on mortgage-backed securities available
      for sale.....................................................................          252,465                57,949
    Purchase of debt and equity securities available for sale.......................         (82,326)              (42,199)
    Proceeds from sales of debt and equity securities available for sale............          38,511                24,899
    Principal repayments on debt and equity securities available for sale...........          12,587                13,112
    Net cash used for acquisitions..................................................               -                (7,118)
    Purchases of Federal Home Loan Bank stock.......................................          (3,350)               (2,580)
    Redemption of Federal Home Loan Bank stock......................................           1,840                     -
    Purchase of loans...............................................................         (50,993)              (13,687)
    (Increase) in loans, net of loans held for sale.................................         (45,568)              (10,324)
    (Increase) decrease in real estate held for investment..........................              47                (7,659)
    Purchases of premises and equipment, net........................................          (7,800)               (8,578)
                                                                                        ------------           -----------

Net cash (used in) investing activities...........................................           (81,905)             (150,753)
                                                                                        ------------           -----------

          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Cash Flow, cont.
--------------------------------------------------------------------------------

                                                                                                 Nine months ended
                                                                                                      June 30,
                                                                                        ------------------------------------
                                                                                              1998                  1997
                                                                                        ----------------    ----------------
                                                                                                   (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits........................................................           42,309               109,118
    Proceeds from advances and other borrowings.....................................          427,066               143,720
    Repayments on advances and other borrowings.....................................         (370,174)              (85,451)
    Decrease in advances from borrowers for taxes and insurance.....................           (3,621)               (4,578)
    Dividends paid..................................................................           (2,201)               (1,809)
    Stock option transactions.......................................................            1,072                 1,262
    Purchase of treasury stock......................................................           (8,533)               (7,270)
                                                                                        -------------       ---------------

Net cash provided by financing activities...........................................           85,918               154,992
                                                                                        -------------       ---------------

Increase in cash and cash equivalents...............................................            7,657                22,546

Cash and cash equivalents:
      Beginning of period...........................................................           42,858                22,459
                                                                                        -------------       ---------------

      End of period.................................................................    $      50,515       $        45,005
                                                                                        =============       ===============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest......................................................................    $      57,002       $        50,706
      Income taxes..................................................................            3,207                   127

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Mortgage loans secured as mortgage-backed securities..........................    $      14,634       $        44,945
      Transfer from loans to foreclosed properties..................................              470                     -
      Transfer of mortgage loans to mortgage loans held for sale....................           50,928                28,433
      Acquisitions:
          Assets acquired...........................................................                -                93,044

          Cash paid for purchase of stock...........................................                -               (25,283)
          Cash acquired.............................................................                -                18,165
                                                                                        =============       ===============
          Net cash used for acquisitions............................................                -       $        (7,118)
                                                                                        =============       ===============

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

 (2)  Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month and nine-month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1998. The September 30, 1997 Consolidated Statement of Financial Condition presented with the interim financial statements was audited and the auditors' report thereon was unqualified.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         The contractual or notional amounts of off-balance sheet financial instruments are as follows:


                                                                              Contractual or Notional Amount(s)
                                                                            June 30,                 September 30,
                                                                              1998                        1997
                                                                        -----------------          ------------------
                                                                                       (In thousands)
             Commitments to extend credit:
                 Fixed-rate loans.....................................    $       10,652               $      10,890
                 Variable-rate loans..................................            30,724                      16,792
             Mortgage loans sold with recourse........................            34,087                      39,763
             Guarantees under letters of credit.......................            18,301                      11,220
             Interest rate swap agreements (notional amount)..........           205,000                     163,000
             Interest rate corridors (notional amount)................            10,000                      30,000
             Commitments to:
               Purchase mortgage-backed securities....................            29,390                       1,930
               Sell mortgage-backed securities........................             5,580                       1,930
             Unused and open-ended lines of credit:
               Consumer...............................................           159,719                     122,970
               Commercial.............................................            22,686                      14,075
             Open option contracts written:
               Short-put options......................................                 -                           -
               Short-call options.....................................            47,500                       2,000
               Long-put options.......................................            25,000                           -
             Commitments to fund equity investments...................                 -                       2,903

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of June 30, 1998 have interest rates ranging from 6.88% to 7.88%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

         Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily FNMA, with the servicing of these loans being retained by the Company. The Company's exposure on loans sold with recourse is the same as if the loans remained in the Company's loan portfolio. The Company receives a larger servicing spread on those loans being serviced than it would if the loans had been sold without recourse.

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential losses on the letters of credit are the notional amount of the guarantees less the value of the real estate collateral. At June 30, 1998, appraised values of the real estate collateral exceeded the amount of the guarantees.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued


         Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments but does not expect any counterparty to fail to meet their obligations. The fixed pay-floating receive agreements were entered into as hedges of the interest rates on Federal Home Loan Bank (the "FHLB") advances. The fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate certificates. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing liabilities.

         The agreements at June 30, 1998 consist of the following:



           Notional
            Amount                                         Maturity             Call              Fixed        Variable
            (000s)                   Type                    Date               Date              Rate           Rate
          ------------------------------------------------------------------------------------------------------------------
            $ 10,000      Fixed Pay-Floating Receive         1998          not applicable         5.04%          5.69%
              10,000      Fixed Pay-Floating Receive         1998          not applicable         4.93%          5.70%
              15,000      Fixed Pay-Floating Receive         1998          not applicable         5.25%          5.69%
              10,000      Fixed Pay-Floating Receive         1998          not applicable         5.23%          5.70%
              10,000      Fixed Pay-Floating Receive         1998          not applicable         5.43%          5.69%
              10,000      Fixed Receive-Floating Pay         1998          not applicable         6.10%          5.69%
              15,000      Fixed Receive-Floating Pay         2003               1999              6.00%          5.51%
              15,000      Fixed Receive-Floating Pay         2005               1999              6.10%          5.52%
              15,000      Fixed Receive-Floating Pay         2005               1999              6.25%          5.55%
              10,000      Fixed Receive-Floating Pay         2003               1999              6.58%          5.69%
               5,000      Fixed Receive-Floating Pay         2003               1999              6.47%          5.69%
              10,000      Fixed Receive-Floating Pay         2003               1999              6.53%          5.69%
               5,000      Fixed Receive-Floating Pay         2003               1999              6.49%          5.69%
              10,000      Fixed Receive-Floating Pay         2007               1998              6.90%          5.50%
              15,000      Fixed Receive-Floating Pay         2007               1999              7.15%          5.54%
              15,000      Fixed Receive-Floating Pay         2007               1999              7.05%          5.54%
              10,000      Fixed Receive-Floating Pay         2007               1999              7.13%          5.54%
              15,000      Fixed Receive-Floating Pay         2007               1999              6.90%          5.54%

         The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore, at June 30, 1998, the gross unrealized gains and losses of $1.4 million and $547,000, respectively, equals the fair value of the interest rate swaps of $898,000.

         The Company uses interest rate corridors to help protect its net interest margin in various interest rate environments. The corridors pay the Company a percent per annum of the notional amount over its life only when the three-month LIBOR rate is between the corridor strike rates (inclusive of the strike rate). There are no payments due to the Company when the three-month LIBOR rate is outside the corridor strike rates.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued

         The interest rate corridors consist of the following:

           Notional
            Amount                                                                     Maturity
            (000s)                            Payment Type                               Date            Strike Rates
          ------------------------------------------------------------------------------------------------------------------
               5,000           1.0% when three-month LIBOR within corridor               2000           7.00% - 8.00%
               5,000           1.0% when three-month LIBOR within corridor               2000           7.50% - 8.50%


         These instruments do not qualify as hedges and are accounted for in the trading portfolio, and therefore, are valued at fair value. The fair value of the interest rate corridors is $5,000 at June 30, 1998.

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

         The open option contracts purchased and sold represent the notional amounts to buy or sell mortgage-backed securities or futures on U.S. treasury securities. The Company receives a premium/fee for sold put and call options which give the purchaser the right, but not the obligation to buy or sell these securities or futures respectively, within a specified time period for a contracted price. The Company pays a premium/fee for purchased put and call options which gives the Company the right, but not the obligation to sell or buy these securities or futures respectively, within a specified time period for a contracted price. The Company has been utilizing these options to manage the interest rate and market value risk relating to mortgage-backed securities that result from the MBS loan swap program, mortgage pipeline, and for the securities portfolios.

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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued



   (4)    Securities

   The Company's securities available for sale and held to maturity at June 30, 1998 were as follows:


                                                                               SECURITIES AVAILABLE FOR SALE
                                                            ----------------------------------------------------------
                                                                              Gross         Gross         Estimated
                                                             Carrying      Unrealized     Unrealized        Market
                                                               Value          Gains         Losses          Value
                                                            ------------   ------------  -------------   -------------
                                                                                     (In thousands)
           DEBT AND EQUITY SECURITIES:
            U. S. Treasury obligations and obligations of
                U.S. Government Agencies................      $  69,021     $      133    $        83    $     69,071
            Corporate notes and bonds...................          1,000              8              -           1,008
            Marketable equity securities................         17,396              -              -          17,396
                                                              ---------     ----------    -----------    ------------

           TOTAL DEBT AND EQUITY SECURITIES.............      $  87,417     $      141    $        83    $     87,475
                                                              =========     ==========    ===========    ============

           MORTGAGE-BACKED & RELATED SECURITIES:
            Participation certificates:
              FHLMC.....................................      $   2,533     $      136    $         -    $      2,669
              FNMA......................................          5,317              -             78           5,239
              Private issue.............................        137,366            937          1,647         136,656
            REMICs:
              FHLMC.....................................         49,629            425            230          49,824
              FNMA......................................         38,009            146             43          38,112
              GNMA......................................          3,458             14              -           3,472
              Private issue.............................        331,810          1,535            312         333,033
            CMO residual................................             36            115              -             151
                                                              ---------     ----------    -----------    ------------
           TOTAL MORTGAGE-BACKED AND RELATED

                 SECURITIES.............................      $ 568,158     $    3,308    $     2,310    $    569,156
                                                              =========     ==========    ===========    ============




                                                                             SECURITIES HELD TO MATURITY
                                                            ----------------------------------------------------------
                                                                              Gross         Gross         Estimated
                                                             Carrying      Unrealized     Unrealized        Market
                                                               Value          Gains         Losses          Value
                                                            ------------   ------------  -------------   -------------
                                                                                        (In thousands)
           DEBT SECURITIES:
            U. S. Treasury obligations and obligations of
                U.S. Government Agencies................      $   1,011     $       17    $         -    $      1,028
            State and municipal obligations.............            810             44              -             854
                                                              ---------     ----------    -----------    ------------
            TOTAL DEBT SECURITIES.......................      $   1,821     $       61    $         -    $      1,882
                                                              =========     ==========    ===========    ============

           MORTGAGE-BACKED & RELATED SECURITIES:
            REMICs:
              FHLMC.....................................      $   1,084     $        9    $         -    $      1,093
              FNMA......................................          1,981              6              4           1,983
              Private issue.............................         62,209            230             75          62,364
                                                              ---------     ----------    -----------    ------------
            TOTAL MORTGAGE-BACKED AND RELATED
                 SECURITIES.............................      $  65,274     $      245    $        79    $     65,440
                                                              =========     ==========    ===========    ============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued


         During the nine months ended June 30, 1998 and 1997, gross proceeds from the sale of securities available for sale totaled approximately $225.8 million and $130.4 million, respectively. The gross realized gains on such sales totaled approximately $3.2 million and $1.1 million for the nine months ended June 30, 1998 and 1997, respectively. The gross realized losses on such sales totaled approximately $2.1 million and $37,000 for the nine months ended June 30, 1998 and 1997, respectively. During the three months ended June 30, 1998 and 1997, gross proceeds from the sale of securities available for sale totaled approximately $56.6 million and $54.1 million, respectively. The gross realized gains on such sales totaled approximately $952,000 and $414,000 for the three months ended June 30, 1998 and 1997, respectively. The gross realized losses on such sales totaled approximately $185,000 and $3,000 for the three months ended June 30, 1998 and 1997, respectively.

         During the year ended September 30, 1997, the Company recorded an impairment loss of $3.4 million to reflect other than temporary impairment of the carrying value of certain private issue mortgage-backed securities. The securities, carried at $12.5 million prior to the writedown, were adjusted to fair value of $9.1 million at September 30, 1997. The cost basis of impaired securities is $601,000 at June 30, 1998. The decline in the cost basis during the year is due to repayments and the sale of one issue of the mortgage-backed securities which was determined to be impaired at September 30, 1997. The security sold had an adjusted cost basis of $7.2 million and a $151,000 gain was recorded on the sale.

         At June 30, 1998 and 1997, $280.4 million and $279.6 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

(5)  Loans

         Loans receivable are summarized as follows:




                                                                                      June 30,        September 30,
            (In thousands)                                                              1998              1997
           ----------------------------------------------------------------------------------------------------------
            First mortgage - one- to four-family................................    $     245,754       $    240,522
            First mortgage - residential construction...........................           63,606             46,340
            First mortgage - multi-family.......................................           98,424            101,289
            Commercial real estate..............................................          129,575             87,950
            Home equity.........................................................          140,798            115,293
            Commercial and agriculture..........................................           90,990             72,144
            Consumer secured by real estate.....................................           83,086             89,627
            Interim financing and consumer loans................................           13,719             15,255
            Indirect auto.......................................................           27,357             15,423
            Education...........................................................            1,975                948
                                                                                    -------------       ------------
               Total gross loans................................................          895,284            784,791
                                                                                    -------------       ------------
            Less:

               Loans in process.................................................           56,600             38,200
               Unearned insurance premiums......................................              361                552
               Deferred loan and guarantee fees.................................              888              1,290
               Purchased loan discount..........................................              698              1,042
               Allowance for loan losses........................................            7,378              6,202
                                                                                    -------------       ------------
               Total deductions.................................................           65,925             47,286
                                                                                    -------------       ------------
            Total loans receivable..............................................          829,359            737,505
            Less:  First mortgage loans held for sale...........................           19,923             24,630
                                                                                    -------------       ------------
            Loans receivable, net...............................................    $     809,436       $    712,875
                                                                                    =============       ============

                                       13

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued


 (6)  Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:



                                                                      Nine months ended             Three months ended
                                                                          June 30,                       June 30,
                                                                -----------------------------  -----------------------------
                                                                    1998            1997           1998            1997
                                                                -------------  --------------  -------------  --------------
                                                                                       (In thousands)
           Beginning Balance..................................    $    6,202     $     5,217    $     7,482     $     6,122
           Charge-offs:
             Real estate - mortgage...........................          (175)            (15)          (175)            (15)
             Commercial real estate...........................             -               -              -               -
             Commercial loans.................................           (12)              -            (12)              -
             Home equity loans................................           (23)              -              -               -

             Consumer.........................................          (638)         (1,680)          (224)           (461)
                                                                  ----------     -----------    -----------     -----------
           Total charge-offs..................................          (848)         (1,695)          (411)           (476)
                                                                  ----------     -----------    -----------     -----------
           Recoveries:
             Real estate - mortgage...........................             -               -              -               -
             Commercial real estate...........................             -               -              -               -
             Commercial loans.................................             -               -              -               -
             Home equity loans................................             -               -              -               -

             Consumer.........................................            24              77              7               3
                                                                  ----------     -----------    -----------     -----------
           Total recoveries...................................            24              77              7               3
                                                                  ----------     -----------    -----------     -----------
           Net charge-offs....................................          (824)         (1,618)          (404)           (473)
                                                                  ----------     -----------    -----------     -----------

           Acquired bank's allowance..........................             -           1,678              -               -
           Provision..........................................         2,000             501            300             129
                                                                  ----------     -----------    -----------     -----------
           Ending balance.....................................    $    7,378     $     5,778    $     7,378     $     5,778
                                                                  ==========     ===========    ===========     ===========


 (7)  Earnings Per Share

         Basic earnings per share of common stock for the nine and three months ended June 30, 1998 and 1997, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the nine and three months ended June 30, 1998 and 1997, have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Book value per share of common stock at June 30, 1998 and September 30, 1997 have been determined by dividing total shareholders' equity by the number of shares of common stock and common stock equivalents considered outstanding at the respective dates. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Total shares outstanding for earnings per share calculation purposes have been reduced by the ESOP shares that have not been committed to be released.

                ST.FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Notes to Unaudited Consolidated Financial Statements, continued


         The computation of earnings per common share is as follows:




                                                                      Nine months ended               Three months ended
                                                                           June 30,                        June 30,
                                                                ------------------------------  ------------------------------
                                                                     1998            1997           1998            1997
                                                                --------------   -------------  -------------  ---------------
            Net income for the period.........................   $ 10,935,000    $  8,609,000   $  3,554,000   $    2,476,000
                                                                 ============    ============   ============   ==============

            Common shares issued..............................      7,289,620       7,289,620      7,289,620        7,289,620
            Net Treasury shares...............................      2,065,545       1,917,871      2,106,442        1,941,588
            Unallocated ESOP shares...........................        287,677         326,321        277,697          314,472
                                                                 ------------    ------------   ------------   --------------



            Weighted average common shares
                outstanding during the period.................      4,936,398       5,045,428      4,905,481        5,033,560
            Common stock equivalents based on the
                treasury stock method.........................        303,391         302,367        271,588          305,829
                                                                 ------------    ------------   ------------   --------------
            Total weighted average common shares and
                equivalents outstanding.......................      5,239,789       5,347,795      5,177,069        5,339,389
                                                                 ============    ============   ============   ==============

            Basic earnings per share..........................   $      2.22     $      1.71    $      0.72    $         0.49
            Diluted earnings per share........................   $      2.09     $      1.61    $      0.69    $         0.46


         The computation of book value per common share is as follows:

                                                                                June 30,                September 30,
                                                                                 1998                       1997
                                                                             --------------             --------------
           Common shares outstanding at the end
             of the period...........................................            4,832,987                  4,918,891
           Incremental shares relating to dilutive stock
             options outstanding at the end of the period............              246,387                    319,567
                                                                             -------------              -------------
                                                                                 5,079,374                  5,238,458
                                                                             =============              =============
           Total shareholders' equity at the end of
             the period..............................................        $ 130,966,000              $ 128,530,000
           Book value per common share...............................        $       25.78              $       24.54



 (8) Stock Option Plans

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

         At June 30, 1998, 84,607 shares were reserved for future grants. Further information concerning the options is as follows:

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
               Notes to Unaudited Financial Statements, continued




                                                                                  Nine months ended June 30,
                                                                --------------------------------------------------------------
                                                                              1998                            1997
                                                                --------------------------------------------------------------
                                                                                   Average                        Average
                                                                                   Exercise                       Exercise
                                                                   Options          Price         Options          Price
                                                                --------------------------------------------------------------
            Outstanding at beginning of period................        656,566        $  19.37        476,402         $  10.12
            Granted...........................................         36,667           38.38        336,200            28.49
            Canceled..........................................        (24,750)          28.23         (2,246)           26.53
            Exercised.........................................        (86,673)          10.15        (88,090)           10.00
                                                                     --------                       --------
            Outstanding at end of period......................        581,810        $  22.34        722,266         $  18.91
                                                                     ========                       ========

            Options exercisable...............................        293,767                        377,566
                                                                     ========                       ========



 (9) Income Taxes

         Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

           -----------------------------------------------------------------------------------------------------
                                                                                    Nine months ended June 30,
           (In thousands)                                                             1998           1997
           -----------------------------------------------------------------------------------------------------
           Federal income tax expense at statutory rate of 35%..................   $     4,199      $   3,476
           State income taxes, net of Federal income tax benefit................          (305)            20
           Tax exempt interest..................................................          (101)          (108)
           Non-deductible compensation..........................................           332             97
           Acquisition intangible amortization..................................           185            105
           Affordable housing credits...........................................        (3,117)        (2,123)
           Other, net...........................................................          (131)          (145)
                                                                                   -----------      ---------
                                                                                   $     1,062      $   1,322
                                                                                   ===========      =========

         Included in other assets is a deferred tax asset of $3.1 million and $2.6 million at June 30, 1998 and September 30, 1997.


 (10)  Acquisitions

         On June 30, 1998, the Company announced the proposed acquisition of Reliance Bancshares, Inc. of Milwaukee. The transaction will be a stock and cash transaction which, based on the Company's stock price on that day, valued Reliance at $10.00 per share. The actual price will depend on the Company's stock price during a pricing period prior to the closing of the transaction. The proposed acquisition, which will be treated as a purchase transaction for accounting purposes, is expected to be completed in the last quarter of 1998, subject to Reliance shareholder and regulatory approvals. Reliance has approximately $45 million in assets and operates with one office in Milwaukee, WI.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued


 (11)  Changes in Accounting Policy

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

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for years beginning after June 15, 1999, although earlier adoption is permitted. This standard establishes new rules for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value, although the timing of recognition in earnings will depend on the classification of the hedge according to criteria established by SFAS 133. Changes in the fair value of derivatives that do not meet these criteria are required to be included in earnings in the period of the change. The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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


FINANCIAL CONDITION

The Company's total assets increased $94.2 million or 5.7% to $1.755 billion at June 30, 1998 from $1.661 billion at September 30, 1997. The primary area of growth was an increase of $91.9 million in loans receivable, including loans held for sale. Mortgage-backed and related securities available for sale declined by $51.6 million for the year to $569.2 million. Debt and equity securities available for sale increased $31.2 million to $87.5 million at June 30, 1998. The Company invested some funds that had been in mortgage-backed securities in shorter and medium term investment assets. Funding the increase in assets were increases in deposits of $42.3 million and increases in borrowings of $56.9 million. The Company's ratio of shareholders' equity to total assets was 7.46% at June 30, 1998, compared to 7.74% at September 30, 1997. The Company's book value per share was $25.78 at June 30, 1998, compared to $24.54 at September 30, 1997.

Loans receivable, including mortgage loans held for sale, increased $91.9 million to $829.4 million at June 30, 1998 from $737.5 million at September 30, 1997. The increase was due primarily to the increase in loans originated for retention in the Company's loan portfolio, including commercial, consumer and multi-family lending. The Company's traditional mortgage lending includes loans originated to be retained in the Company's loan portfolio and loans sold in the secondary market. This type of lending occurs during low interest rate environments. Additionally, the Company has increased its emphasis on commercial and consumer lending, which are primarily retained in the Company's loan portfolio. Commercial real estate loans have increased to $129.6 million at June 30, 1998 from $88.0 million at September 30, 1997. For the nine months ended June 30, 1998, the Company originated approximately $479.3 million in loans, as compared to $264.5 million for the same period in the prior year. Of the $479.3 million in loans originated, $65.8 million were in commercial loans, $150.1 million were in consumer and interim financing loans and $263.4 million were in first mortgage loans. Loan repayments and sales of mortgage loans partially offset the increases in loan originations. Consumer and

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

commercial lending represent a different level of risk than mortgage lending which is primarily collateral based lending. Consumer and commercial loans are primarily based on the assessment of the cash flow and repayment ability of the customer or business to which funds have been lent.

Mortgage-backed and related securities, including mortgage-backed and related securities available for sale, decreased $53.1 million to $634.4 million at June 30, 1998 from $687.6 million at September 30, 1997. This decrease is due primarily to the sale of mortgage-backed and related securities of $187.3 million as well as repayments of $254.0 million, partially offset by purchases of $388.2 million during the nine months ended June 30, 1998. At June 30, 1998, private-issue mortgage-backed and related securities totaled $531.9 million compared to $441.4 million at September 30, 1997. Private-issue mortgage-backed and related securities represent a significant portion of the Company's portfolio due to the Company's view of the benefit of higher interest rates generally available on private-issue mortgage-backed and related securities outweighing the additional credit risk associated with such securities in comparison with agency securities. Mortgage-backed securities issued by government sponsored enterprises generally increase the quality of the Company's assets by virtue of the guarantees that back them. When the intermediary is a private entity, neither the principal or interest on such securities is guaranteed. In addition, loans that back private mortgage-backed securities generally are non-conforming loans and consequently have a greater amount of credit risk and generally will have a higher yield. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of their lower level of interest rate risk and low credit risk in relation to the interest earned on such securities.

During 1997, the Company recorded declines in fair value judged to be other than temporary on four of its private issue mortgage-backed securities. The Company believed that these four securities, two of which were rated "A" and the other two of which were rated "BBB", were impaired at June 30, 1997. Therefore, in accordance with generally accepted accounting principles, these securities were written down to fair value and the impairment loss was recorded in the Company's income statement. Prior to the adjustment, the Company's cost basis in these securities was $12.5 million. The impairment loss resulted in a new cost basis of $9.1 million for these four issues. The four issues under impairment were private issue mortgage-backed securities backed by single-family loans relating to properties located primarily in California. The underlying loans have experienced significant delinquencies and foreclosures and the Company learned that recoveries on these loans were less than previously realized and that the various subordinate and cash positions within the mortgage-backed structures may no longer protect the Company's position in the securities. The Company wrote these securities down to fair value which is a level where the remaining cash flows should provide a return at a market rate of interest income on the remaining cost basis.

During the nine months ended June 30, 1998, the Company sold securities totaling $225.8 million at a net gain of $1.1 million. The net gain consisted of gross gains of $3.2 million and gross losses of $2.1 million. However, the Company does not consider gains on the sales of securities as a predictable source of earnings as such sales are primarily based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income, interest rate risk or credit risk than the security sold. Included in the sale of securities for the nine months ended June 30, 1998 is the sale of one issue of the mortgage-backed securities which were determined to be impaired at June 30, 1997. The security sold had an adjusted cost basis of $7.2 million and a $151,000 gain was recorded on the sale. At June 30, 1998, the cost basis and market value of the remaining impaired securities is $601,000 and $706,000, respectively, compared to $9.1 million and $9.1 million, respectively, at September 30, 1997.

Deposits increased $42.3 million to $1.129 billion at June 30, 1998 from $1.087 billion at September 30, 1997. The increase in deposits was primarily due to increases of $14.2 million in brokered certificates of deposit and $31.5 million in money market demand deposits. However, slight decreases in other types of deposit products have partially offset the increases. The Company has continued to offer new deposit

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


products in an effort to attract new deposits and maintain current relationships with customers. At June 30, 1998, the Company had approximately $155.0 million in brokered certificates of deposit compared with $140.8 million at September 30, 1997. The brokered deposits generally are of terms from three months to eight years in maturity with interest rates that approximate the Company's retail certificate rates. At June 30, 1998, $109.9 million of the brokered deposits having longer maturities are callable within one year. The Company cannot assure that there will be an increase in deposits in the future, nor can there be any assurance the Company will retain the deposits it now has.* The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to branch location or other intangible reasons.

Advances and other borrowings increased by $56.9 million to $477.1 million at June 30, 1998 from $420.2 million at September 30, 1997. The increase is primarily due to borrowings from the Federal Home Loan Bank. Short term borrowings increased $255.7 million to $385.1 million at June 30, 1998, compared to $129.4 million at September 30, 1997. Long term borrowings decreased $198.8 million to $92.0 million at June 30, 1998, compared to $290.8 million at September 30, 1997. The change in short term and long term borrowings is due to adjustable rate borrowings moving from the greater than one year maturity to the less than one year maturity category. At June 30, 1998, $75.0 million of the short term borrowings are callable FHLB advances with maturities from seven to ten years and are callable by the FHLB after three to six months. At June 30, 1998, the Company had a borrowing capacity available of $140.4 million from the FHLB; however, additional securities may have to be pledged as collateral.

At June 30, 1998, the Company had $205.0 million in interest rate swaps outstanding compared with $163.0 million at September 30, 1997. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed pay-floating receive swaps totaled
$55.0 million at June 30, 1998 and were entered into to hedge   interest rates
on borrowings from the FHLB used to fund purchases of fixed rate securities. Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. Fixed receive-floating pay swaps totaled $150.0 million at June 30, 1998 and were entered into to hedge interest rates on brokered deposits used to fund the purchase of floating rate securities. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the nine months ended June 30, 1998, the Company recorded a net reduction of interest expense of $1.4 million as a result of the Company's interest rate swap agreements.

At June 30, 1998, the Company had $10.0 million in interest rate corridors outstanding compared with $30.0 million at September 30, 1997. The Company uses interest rate corridors to help protect its net interest margin in various interest rate environments. The interest rate corridors pay the Company the range difference or a full 1.0% when the three-month Libor rate is in the corridor strike rates. There are no payments due to the Company when three-month Libor rates are outside of the corridor strike rates.

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

Advances and changes in available technology can significantly impact the business and operations of the Company. The Company is in the process of conducting a review of its computer systems and its third-party systems to identify those that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company anticipates substantially completing their review of Year 2000 issues and making any modifications, if necessary, by the end of December 1998.* The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs or programs of third-party providers that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, Year 2000 issues could result in a major system failure or miscalculations and material costs to the Company. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The Company expects to incur costs associated with the Year 2000 issue of approximately $200,000 to $500,000 on an annual basis in each of its fiscal years ending September 30, 1998, 1999 and 2000.*


RESULTS OF OPERATIONS

NET INCOME. Net income for the nine months ended June 30, 1998 was $10.9 million compared to $8.6 million for the nine months ended June 30, 1997. Net income for the three months ended June 30, 1998 was $3.6 million compared to $2.5 million for the three months ended June 30, 1997. The increase for the nine month period was primarily the result of a $728,000 increase in net interest income and a $7.8 million increase in other operating income, partially offset by a $6.5 million increase in general and administrative expenses. The increase for the three month period was primarily the result of a $3.5 million increase in other operating income, partially offset by a $1.9 million increase in general and administrative expenses and a $732,000 increase in income tax expense.

The following table shows the return on average assets and return on average equity ratios for each period:


                                                       Nine months ended                  Three months ended
                                                            June 30,                           June 30,
                                              -------------------------------     -----------------------------
                                                     1998              1997             1998             1997
                                              -------------     -------------     ------------     ------------

      Return on average assets.............         0.88%             0.78%            0.83%            0.64%

      Return on average equity.............        11.07%             9.05%            10.78%           7.76%


                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, Continued


NET INTEREST INCOME. Net interest income before provision for loan losses increased $2.2 million or 7.8% and $342,000 or 3.3% for the nine and three months ended June 30, 1998, respectively, compared to the same periods in the prior year. The increase was due primarily to an increase of $142.9 million and $126.8 million in average earning assets for the nine and three months ended June 30, 1998, respectively. In addition, the net interest margin was 2.70% and 2.77% for the nine months ended June 30, 1998 and 1997, respectively, and 2.69% and 2.84% for the three months ended June 30, 1998 and 1997, respectively. Over the last several years, the margin has been affected by decreasing interest rate spreads that the Company has been experiencing in its asset and liability base and a changing asset mix which includes a higher level of non-interest earning assets. Over the last year, the net interest margin has been relatively constant, fluctuating by only a few basis points between each quarter. The Company increased its investment in affordable housing units to $51.4 million at June 30, 1998 compared with $44.5 million at June 30, 1997. At June 30, 1998, the Company has not committed to any additional equity investments. This investment strategy provides returns primarily through income tax credits but is not an interest earning asset and thus has the effect of decreasing the Company's net interest margin.

Total interest income increased $7.9 million or 10.0% to $86.7 million for the nine months ended June 30, 1998, compared to $78.8 million for the nine months ended June 30, 1997, and increased $1.3 million or 4.5% to $29.6 million for the three months ended June 30, 1998, compared to $28.3 million for the three months ended June 30, 1997. The increase in interest income was primarily the result of increases in interest on loans and securities for the nine month period and increases in interest on loans for the three month period. The increase in interest on loans was primarily the result of an increase in the average balance of loans to $779.8 million from $658.4 million for the nine months ended June 30, 1998 and 1997, respectively, partially offset by a slight decrease in the average yield on loans to 8.50% from 8.52% for the same period in the prior year. The increase in net interest income on loans for the three months ended June 30, 1998 compared with the three months ended June 30, 1997 was the result of an increase in the average balance of loans to $817.2 million from $683.7 million, partially offset by decreases in the average yield on loans to 8.45% from 8.82% for the same period in the prior year. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and home equity lending. However, such loans, while potentially resulting ultimately in higher yields for the Company, may result in a higher level of credit risk than conventional mortgage loans. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $638.2 million from $607.6 million for the nine months ended June 30, 1998 and 1997, respectively, partially offset by decreases in the average yield on such securities to 6.80% from 6.95% for the same periods. The decrease in interest income on mortgage-backed and related securities for the three months ended June 30, 1998 compared with the three months ended June 30, 1997 was due to a decrease in the average balance of such securities to $643.3 million from $654.7 million, and due to decreases in the average yield on such securities to 6.62% from 7.01% for the same periods. The Company has been active during the past quarter repositioning its available for sale mortgage-backed and related securities portfolio by selling significant amounts of securities and replacing them with securities with more favorable maturity positions and characteristics which reflect the Company's overall asset/liability management strategies.

Total interest expense increased $5.7 million or 11.3% to $55.9 million for the nine months ended June 30, 1998, compared to $50.2 million for the nine months ended June 30, 1997. For the three months ended June 30, 1997, total interest expense increased $923,000, or 5.1%, to $19.0 million compared to $18.1 million for the three months ended June 30, 1997. The increase in interest expense was the result of increases in the average balances of deposits and advances and other borrowings. The average balances of deposits were $1.04 billion and $1.07 billion for the nine and three months ended June 30, 1998, respectively, as compared to $900.6 million and $953.8 million for the same periods in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products and the use of brokers to sell certificates of deposit. The average cost of deposits decreased to 4.96% and 4.88% for the nine and three months ended June 30, 1998, respectively, from 5.07% and 5.21% for the same periods in the prior year. As

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, Continued

part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The average balance of advances and other borrowings were $412.6 million and $442.6 million for the nine and three months ended June 30, 1998, respectively, as compared to $394.7 million and $417.6 million for the same periods in the prior year. The average cost of advances and other borrowings increased to 5.61% and 5.44% for the nine and three months ended June 30, 1998, respectively, from 5.45% and 5.43% for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the nine and three month periods ended June 30, 1998 and 1997, respectively.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, Continued


                                                                NINE MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------------
                                                          1998                             1997
                                           -------------------------------------------------------------------
                                                                   AVERAGE                          AVERAGE
                                              AVERAGE             YIELD/       AVERAGE              YIELD/
                                              BALANCE   INTEREST   COST        BALANCE   INTEREST    COST
                                           -------------------------------------------------------------------
                                                                (Dollars in thousands)
 ASSETS
 Federal funds sold and overnight deposits  $    20,774  $   847     5.45%    $   21,044  $   872      5.54%
 Trading account securities..............         1,110       57     6.87          3,252      170      6.99
 Debt and equity securities..............        63,053    2,754     5.84         70,628    3,226      6.11
 Mortgage-backed and related securities..       638,191   32,451     6.80        607,606   31,592      6.95
 Loans:
   First mortgage.......................        455,120   27,944     8.21        418,640   25,648      8.19
   Home equity...........................       129,328    8,736     9.03         99,833    7,115      9.53
   Consumer .............................       114,608    7,642     8.92        102,120    7,147      9.36
   Commercial and agricultural...........        80,785    5,229     8.65         37,838    2,035      7.19
                                            --------------------              -------------------
       Total loans.......................       779,841   49,551     8.50        658,431   41,945      8.52
 Federal Home Loan Bank stock............        20,852    1,049     6.73         19,940    1,024      6.87
                                            --------------------              -------------------
       Total earning assets..............     1,523,821   86,709     7.61      1,380,901   78,829      7.63
                                                          ------                         --------
 Valuation allowances....................        (7,490)                          (7,755)
 Cash and due from banks.................        29,270                           20,920
 Other assets............................       116,389                           83,436
                                            -----------                       ----------
       Total assets......................   $ 1,661,990                        1,477,502
                                            ===========                       ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .........................   $    63,371      648     1.37     $   47,791      602      1.68
   Money market demand accounts..........       272,975   10,067     4.93        206,925    7,337      4.74
   Passbook..............................       125,972    3,075     3.26         84,699    1,857      2.93
   Certificates of deposit..............        578,485   24,794     5.73        561,219   24,353      5.80
                                            --------------------              -------------------
Total interest-bearing deposits..........     1,040,803   38,584     4.96        900,634   34,149      5.07
Advances and other borrowings............       412,585   17,305     5.61        394,703   16,084      5.45
Advances from borrowers for taxes and
insurance................................         4,935       18     0.49          5,239       21      0.54
                                            ---------------------             -------------------
       Total interest-bearing liabilities     1,458,323   55,907     5.13      1,300,576   50,254      5.16
Non interest-bearing deposits............        58,111                           38,845
Other liabilities........................        13,530                           11,278
Shareholders' equity.....................       132,026                          126,803
                                            -----------                       ----------
Total liabilities and shareholders' equity  $ 1,661,990                       $1,477,502
                                            ===========                       ==========

Net interest income......................                 $30,802                         $28,575
                                                          =======                         =======

Net yield on interest-earning assets.....                            2.70                              2.77
Interest rate spread.....................                            2.48                              2.47
Ratio of earning assets to
interest-bearing liabilities                                       104.49                            106.18

                                                                 THREE MONTHS ENDED JUNE 30,
                                           ----------------------------------------------------------------------
                                                            1998                               1997
                                           ----------------------------------------------------------------------
                                                                     AVERAGE                            AVERAGE
                                                AVERAGE              YIELD/       AVERAGE                YIELD/
                                                BALANCE   INTEREST    COST        BALANCE     INTEREST    COST
                                           ----------------------------------  ----------------------------------
 ASSETS
 Federal funds sold and overnight deposits    $    17,094  $   230      5.40%   $     13,930   $    228     6.57%
 Trading account securities..............           1,134       19      6.72           2,696         47     6.99
 Debt and equity securities..............          76,657    1,174      6.14          73,858      1,213     6.59
 Mortgage-backed and related securities..         643,315   10,611      6.62         654,676     11,444     7.01
 Loans:
   First mortgage.......................          469,832    9,560      8.16         421,958      8,893     8.45
   Home equity...........................         137,198    3,026      8.85         108,449      2,665     9.86
   Consumer .............................         120,972    2,720      9.02         105,476      2,718    10.34
   Commercial and agricultural...........          89,151    1,901      8.55          47,860        767     6.43
                                              --------------------              -----------------------
       Total loans.......................         817,153   17,207      8.45         683,743     15,043     8.82
 Federal Home Loan Bank stock............          20,870      328      6.30          20,504        329     6.44
                                              --------------------              -----------------------
       Total earning assets..............       1,576,223   29,569      7.52       1,449,407     28,304     7.83
                                                            ------                               ------
 Valuation allowances....................          (8,802)                            (8,821)
 Cash and due from banks.................          29,402                             25,954
 Other assets............................         123,899                             88,510
                                              -----------                       ------------
       Total assets......................     $ 1,720,722                       $  1,555,050
                                              ===========                       ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .........................     $    65,975      210      1.28    $     52,291        237     1.82
   Money market demand accounts..........         288,351    3,501      4.87         227,541      2,802     4.94
   Passbook..............................         135,480    1,115      3.30          93,591        722     3.09
   Certificates of deposit..............          577,777    8,150      5.66         580,415      8,639     5.97
                                              --------------------              -----------------------
Total interest-bearing deposits..........       1,067,583   12,976      4.88         953,838     12,400     5.21
Advances and other borrowings............         442,621    5,999      5.44         417,601      5,651     5.43
Advances from borrowers for taxes and
insurance................................           4,763        6      0.51           5,109          7     0.55
                                              --------------------              -----------------------
       Total interest-bearing liabilities       1,514,967   18,981      5.03       1,376,548     18,058     5.26
Non interest-bearing deposits............          61,501                             45,385
Other liabilities........................          12,058                              5,492
Shareholders' equity.....................         132,196                            127,625
                                              -----------                       ------------
Total liabilities and shareholders' equity    $ 1,720,722                       $  1,555,050
                                              ===========                       ============

Net interest income......................                  $10,588                           $   10,246
                                                           =======                           ==========
Net yield on interest-earning assets.....                               2.69                                2.84
Interest rate spread.....................                               2.50                                2.57
Ratio of earning assets to
interest-bearing liabilities                                          104.04                              105.29


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:




                                                     Nine months ended                 Three months ended
                                                         June 30,                           June 30,
                                              -------------------------------     -----------------------------
                                                  1998              1997              1998             1997
                                              -------------     -------------     ------------     ------------
                                                                   (Dollars in thousands)
 Beginning balance.........................   $      6,202      $      5,217      $     7,482      $     6,122

 Provision for loan losses.................          2,000               501              300              129
 Recoveries................................             24                77                7                3

 Charge-offs...............................          (848)           (1,695)            (411)            (476)

 Acquired bank's allowance.................              -             1,678                -                -
                                              ------------      ------------      -----------      -----------
 Ending balance............................   $      7,378      $      5,778      $     7,378      $     5,778
                                              ============      ============      ===========      ===========

 Ratio of allowance for loan losses to
      gross loans receivable at the end
      of the period........................          0.82%             0.76%            0.82%            0.76%

 Ratio of allowance for loan losses to
      total non-performing loans at the
      end of the period....................        243.10%           236.32%          243.10%          236.32%

 Ratio of net charge-offs to average
      gross loans (annualized).............          0.16%             0.33%            0.20%            0.20%


Management believes that the allowance for loan losses is adequate to provide for potential losses as of June 30, 1998, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. For the nine months ended June 30, 1998, the provision for loan losses was $2.0 million compared to $501,000 for the same period in the prior year. Although non-performing assets have been trending downward, the Company's loan portfolio is significantly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios which are generally presumed to have more risk than standard single-family mortgage loans.* Loan types other than single-family loans constitute a larger percentage of total loans than in previous years and the trend is expected to continue.* Charge-offs for the nine and three months ended June 30, 1998 were $848,000 and $411,000, respectively, compared to $1.7 million and $476,000 for the same periods in the prior year. The current year amounts included $230,000 of charge-offs related to a lawsuit brought in connection with a contractor that went out of business before completing home improvement work on which the Bank was the lender. Repossessed autos sold during the nine and three months ended June 30, 1998 resulted in charge-offs of $317,000 and zero, respectively, compared to $1.5 million and $432,000 for the same periods in the prior year. The balance of the repossessed auto loans was $143,000 as of June 30, 1998. While additional charge-offs may be incurred, it is expected they will happen at lower levels than in the previous year (See "Asset Quality").* The Company believes that the allowance for loan losses is adequate to provide for potential anticipated losses based upon current known conditions.

OTHER OPERATING INCOME. Other operating income increased by $7.8 million and $3.5 million for the nine and three months ended June 30, 1998, compared to the same periods in the prior year. The prior year-to-date and quarterly results include the effect of an impairment loss of $2.1 million on four private issue mortgage-backed

                 ST.FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued

securities. The underlying loans had experienced significant delinquencies and foreclosures and the various subordinate and cash positions were not adequate to protect the Company's position in the securities. The securities were then written down to fair value as of that time. The following table shows the percentage of other operating income to average assets for each period:



                                                     Nine months ended                 Three months ended
                                                         June 30,                           June 30,
                                              -------------------------------     -----------------------------
                                                  1998              1997              1998             1997
                                              -------------     -------------     ------------     ------------
                                                                   (Dollars in thousands)

 Other operating income....................     $   14,271         $   6,446        $   4,681        $   1,139

 Percent of average assets (annualized)....           1.15%             0.58%            1.09%            0.29%

The increases were due primarily to increases in gains on sales of mortgage loans, increases in depository fees and service charges, increases in other income and income from the Company's affordable housing subsidiary. Gains on the sale of mortgage loans increased $2.4 million to $3.2 million, and $430,000 to $894,000 for the nine and three months ended June 30, 1998, respectively, compared to gains of $834,000 and $464,000 for the same periods in the prior year. The Company's volume of mortgage loan sales was $160.4 million and $57.4 million for the nine and three months ended June 30, 1998, respectively, compared to $78.9 million and $27.1 million for the same periods in the prior year. The decreasing interest rate environment has increased the level of the Company's fixed rate loan production which is sold into the secondary market. In addition to the increased loan production, the falling interest rates have led to a greater gain level on loans than in the prior year. For the nine months ended June 30, 1998, securities gains totaled $1.1 million compared to $1.0 million in the prior year. During the three months ended June 30, 1998, the Company realized gains on the sale of securities of $767,000 compared with gains of $411,000 for the three months ended June 30, 1997. The Company does not consider gains on the sale of securities as a predictable source of earnings as such sales are based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income, interest rate risk or credit risk than the security sold. Income from depository fees and service charges increased to $2.6 million from $1.4 million, and $997,000 from $551,000, for the nine and three months ended June 30, 1998 and 1997, respectively. The results for the nine months ended June 30, 1998 included the refund of state income taxes related to a prior year's tax audit. The interest portion of the refund ($795,000) is included in other income while the portion that is a refund of previous taxes paid ($780,000) reduces income tax expense. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $3.7 million from $2.4 million, and $1.3 million from $964,000 for the nine and three months ended June 30, 1998 and 1997, respectively. The Company currently has 25 properties fully in operation compared to 20 in the prior year.


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $6.5 million or 26.4% and $1.9 million or 21.5% for the nine and three months ended June 30, 1998, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                 ST.FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued



                                                     Nine months ended                 Three months ended
                                                         June 30,                           June 30,
                                              -------------------------------     -----------------------------
                                                  1998              1997              1998             1997
                                              -------------     -------------     ------------     ------------
                                                                   (Dollars in thousands)
 General and administrative expenses.......    $    31,076       $    24,589      $    10,743       $    8,840

 Percent of average assets (annualized)....           2.50%             2.23%            2.50%            2.28%

The current three and nine month periods include the expenses of Kilbourn State Bank which was purchased in February, 1997, and thus is only partially included in the prior nine month period and also includes increased levels of compensation and other costs associated with the opening of new branches and other activity connected with the Company's higher level of earning assets. In addition, the affordable housing subsidiary showed an increase in operating expenses of $1.1 million and $249,000 for the nine and three months ended June 30, 1998, as compared to the same period in the prior year, primarily as a result of the Company currently having 25 properties fully in operation compared to 20 in the prior year. Included in other general and administrative expenses for the three and nine months ended June 30, 1998 is the effect of a settlement reached on July 9, 1998 regarding a lawsuit brought in connection with a contractor that went out of business before completing home improvement work on which the Bank was the lender. The settlement resulted in an expense of $630,000 and $480,000 during the nine and three months ended June 30, 1998, respectively.

INCOME TAX EXPENSE. Income tax expense decreased to $1.1 million from $1.4 million for the nine months ended June 30, 1998 and 1997, respectively. Income tax expense increased to $672,000 from a benefit of $60,000 for the three months ended June 30, 1998 and 1997, respectively. The effective tax rate for the nine and three months ended June 30, 1998 was 8.85% and 15.90%, respectively, compared to 13.31% and negative 2.48% for the nine and three months ended June 30, 1997. The decrease in the effective tax rate for the nine month period is due to the aforementioned refund of state income taxes of $780,000 related to a prior year's tax audit as well as the effect of the tax credits earned by the Company's affordable housing subsidiary. Income tax credits increased to $3.1 million and $1.1 million for the nine and three months ended June 30, 1998, compared to $2.1 million and $730,000 for the nine and three months ended June 30, 1997.

ASSET QUALITY

Total non-performing assets were $3.2 million or 0.18% of total assets at June 30, 1998 compared with $3.4 million or 0.21% of total assets at September 30, 1997. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets as of June 30, 1998 included $143,000 of purchased auto loans which are past due or in default. These auto loans were purchased in 1995 and 1996 under a warehouse financing arrangement the Company had with the originator of the sub-prime automobile loans. The intent of the financing was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans and sell to institutional investors. At that time, the loans would be sold back to the originator. The loans were serviced by an independent third party servicer and the loans had various levels of insurance and in addition were guaranteed as to principal and interest payments by the originator of the loans. The maximum amount that the Company had outstanding at any point in time was a balance of $14.6 million during February, 1996. The Company has not funded any loans since that time and as of June 30, 1998, the balance of the sub-prime auto loans was $143,000 compared to $1.1 million at September 30, 1997. The decrease in the loan balance since September 30, 1997 is due to cash payments received of $601,000 and charge-offs of $317,000. Actions have been taken to repossess

                 ST.FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


the collateral on the delinquent loans and to enforce the guarantee of the originator of these loans; however, it is anticipated that some portion of these loans will ultimately result in a charge-off due to the possible inability of the originator to perform under its guaranty.* In addition, the level of insurance collected on policies paying for credit losses on the loans has been lower than anticipated. Non-performing assets also includes a single $837,000 commercial real estate loan on a shopping center.

Non-performing assets are summarized as follows:



                                                           June 30,        September 30,
                                                            1998               1997
                                                      ------------------  ----------------
                                                             (Dollars in thousands)
 Non-performing loans..............................      $        3,035      $      2,995

 Foreclosed properties.............................                 130               416
                                                         --------------      ------------
 Non-performing assets.............................      $        3,165      $      3,411
                                                         ==============      ============

 Non-performing loans to gross loans...............                0.34%             0.38%

 Non-performing assets to gross assets.............                0.18%             0.21%

There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

Impaired loans totaled $980,000 at June 30, 1998 compared to $1.9 million at September 30, 1997. These loans had associated impairment reserves of $433,000 and $782,000 at June 30, 1998 and September 30, 1997, respectively. The average balance of impaired loans was $1.5 million and $4.1 million at June 30, 1998 and September 30, 1997, respectively. Interest income on impaired loans for the three months ended June 30, 1998 was $47,000, compared to zero at September 30, 1997.


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

At June 30, 1998, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 14.99% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of June 30, 1998 was a negative 9.38% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income.* Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience

                 ST.FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued

substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued



The following table  summarizes the Company's gap position as of June 30, 1998.

                                                                          More than     More than
                                                 Within       Four to      One Year       Three
                                                  Three       Twelve       to Three      Years to     Over Five
                                                 Months       Months        Years       Five Years      Years         Total
                                              ----------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Fixed...........................          $   23,550    $  26,106  $     45,398    $   34,520     $  67,219  $    196,793
      Variable........................             110,162       82,693        61,180        69,022        22,650       345,707
 Consumer loans (2)...................             128,916       66,600        12,232        24,443        34,745       266,936

 Mortgage-backed and related securities              8,003       24,015        24,851         6,876         1,529        65,274
 Assets available for sale:
      Mortgage loans..................              19,923            -             -             -             -        19,923
      Fixed rate mortgage related.....              39,793      117,881        92,026        38,214         7,885       295,799
      Variable rate mortgage related..             161,479      111,878             -             -             -       273,357
      Other...........................              51,650            -             -             -           811        52,461
 Trading account securities...........                   -            -             -             -             -             -

 Investment securities and other assets             56,457       25,968         5,050             -             -        87,475
                                                -------------------------------------------------------------------------------
      Total...........................          $  599,933    $ 455,141  $    240,737    $  173,075     $ 134,839  $  1,603,725
                                                ===============================================================================

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts....................          $    5,311    $  17,067  $     23,368    $    9,275     $   6,104  $     35,758
      Passbook savings accounts.......               3,937       11,809        23,917        16,477        36,486        92,626
      Money market deposit accounts...              76,451      229,353        24,907         6,227         2,076       339,014
      Certificates of deposit.........             171,973      290,587       104,511         8,148            35       575,254
 Borrowings (4).......................             446,604       25,000         5,516             -             -       477,120
 Impact of interest rate swap ........              95,000      (55,000)      (40,000)            -             -             -
                                                -------------------------------------------------------------------------------
      Total...........................          $  799,276    $ 518,816  $    142,219    $   40,127     $  44,701  $  1,545,139
                                                ===============================================================================

Excess (deficiency) of
 interest-earning assets over interest
 -bearing liabilities.................          $ (199,343)   $(63,675)  $     98,518    $  132,948     $  90,138  $     58,586
                                                ===============================================================================

Cumulative excess (deficiency) of
 interest-earning assets over
 interest- bearing liabilities........          $ (199,343)   $(263,018)  $ (164,500)    $ (31,552)     $  58,586
                                                =================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest- bearing liabilities as a
 percent of total assets..............             (11.36%)     (14.99%)      (9.38%)       (1.80%)        3.34%
                                                =================================================================

----------------------------------------------------------------------------------------------------------------------------

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $65.9 million at June 30, 1998.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $411.9 million or 23.5% of total assets.

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

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $50.5 million and $42.9 million as of June 30, 1998 and September 30, 1997, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At June 30, 1998, the Company had a borrowing capacity available of $140.4 million from the FHLB; however, additional securities may have to be pledged as collateral.

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

The following table summarizes the Bank's capital ratios at the dates indicated:




                                                                  June 30, 1998          September 30, 1997
                                                             ------------------------  ------------------------
                                                                     Capital                   Capital
                                                             ------------------------  ------------------------
         Capital Standard                                      Amount      Percent       Amount      Percent
------------------------------------                         -----------  -----------  -----------  -----------
                                                                            (Dollars in thousands)
Tangible capital                                                118,893        6.84%      117,337        7.14%
Core capital                                                    118,893        6.84%      117,337        7.14%
Risk-based capital                                              126,171       12.21%      122,856       12.21%

As evidenced by the foregoing, the capital of the Company's financial institution subsidiary exceeded all capital requirements as mandated by the requirements of the OTS.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Item 3: Quantitative and Qualitative Disclosures About Market Risk


The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998.



                                                   More than          More than          More than           More than
                                  Within            One Year          Two Years         Three Years         Four Years
                                 One Year         to Two Years     to Three Years      To Four Years       to Five Years
                             ------------------ ----------------- ------------------ ------------------- ------------------
Interest Earning Assets                                         (Dollars in millions)
Mortgage and
 commercial loans:
    Fixed rate              $   49.7     8.12% $   22.7    8.06%  $   22.7    8.08% $    17.3    8.08% $    17.3    8.05%
    Adjustable rate             93.3     8.20%     48.4    8.27%      41.5    8.23%      31.1    8.20%      22.5    8.10%

Consumer loans:
    Fixed rate                  11.4     8.30%     18.9    8.50%      11.4    8.51%      15.1    8.51%      16.3    8.50%
    Adjustable rate             31.0     8.63%     22.5    8.70%      52.1    8.73%      26.8    8.80%       8.5    9.00%

Mortgage-backed
  Securities:
    fixed rate                 189.7     6.44%     58.4    6.53%      58.4    6.69%      22.5    6.60%      22.5    6.81%
    adjustable rate             52.8     6.40%     41.4    6.40%      37.3    6.59%      31.8    6.70%      28.3    6.80%

Debt and equity
  securities                    82.4     5.95%      5.1    6.90%         -        -         -        -         -        -

Other                           51.6     5.45%        -        -         -        -         -        -         -        -

Total interest
                            --------           --------           --------          ---------          ---------
  earning assets            $  561.9     6.87% $  217.4    7.46%  $  223.4    7.67% $   144.6    7.75% $   115.4    7.64%
                            ========           ========           ========          =========          =========
Interest Bearing Liabilities

Deposits:
    NOW accounts                22.4     1.42%     11.7    1.42%      11.7    1.42%       4.6    1.42%       4.6    1.42%
    Passbooks                   15.7     1.89%     12.0    1.89%      12.0    1.89%       8.2    1.89%       8.2    1.89%
    Money market               306.0     4.57%     12.5    4.57%      12.5    4.57%       3.1    4.57%       3.1    4.57%
    Certificates               462.6     5.87%     52.2    5.87%      52.3    5.79%       4.1    5.88%       4.1    6.65%

Borrowings
    fixed rate                 101.3     5.01%      0.1    6.95%         -        -         -        -         -        -
    adjustable rate            307.3     5.55%     68.4    5.68%         -        -         -        -         -        -

Total interest
                            --------           --------           --------          ---------          ---------
  bearing liabilities       $1,215.3     5.25% $  156.9    5.05%  $   88.5    4.51% $    20.0    3.01% $    20.0    3.16%
                            ========           ========           ========          =========          =========



                                                                    Fair
                                  Over                             Market
                               Five Years            Total         Value
                            ------------------ ------------------ ---------
Interest Earning Assets

Mortgage and
 commercial loans:
    Fixed rate              $   67.1     8.20% $  196.8    8.13%  $  203.4
    Adjustable rate            128.8     8.19%    365.6    8.20%     372.3

Consumer loans:
    Fixed rate                  53.0     8.50%    126.1    8.48%     129.4
    Adjustable rate               -         -     140.8    8.73%     145.4

Mortgage-backed
  Securities:
    fixed rate                 9.5       6.83%    361.0    6.54%     361.3
    adjustable rate           81.8       6.90%    273.4    6.65%     273.9

Debt and equity
  securities                     -          -      87.5    6.00%      87.4

Other                          0.8       5.15%     52.5    5.45%      52.5
Total interest
                            ------             --------           --------
  earning assets            $341.0       7.89% $1,603.7    7.41%  $1,625.6
                            ======             ========           ========
Interest Bearing Liabili

Deposits:
    NOW accounts            $  6.1       1.42%     61.1    1.42%      61.1
    Passbooks                 36.5       1.89%     92.6    1.89%      92.6
    Money market               1.8       4.57%    339.0    4.57%     339.2
    Certificates                 -          -     575.3    5.87%     625.5

Borrowings
    fixed rate                   -          -     101.4    5.01%     101.4
    adjustable rate              -          -     375.7    5.57%     366.8

Total interest
                            ------             --------           --------
  bearing liabilities       $ 44.4       1.94% $1,545.1    5.04%  $1,586.6
                            ======             ========           ========

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Neither the Registrant nor the Bank is involved in any pending legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant and the Bank.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              On July 24, 1998, the Company announced the declaration of a dividend of $0.14 per share on the Company's common stock for the quarter ended June 30, 1998. The dividend is payable on August 21, 1998 to shareholders of record as of August 10, 1998. This will be the twelfth cash dividend payment since the Company became a publicly-held company in June 1993.

              Shareholder Proposals

              Proposals of shareholders intended to be presented at the Company's 1999 annual meeting of shareholders must be received at the Company's principal executive offices at 13400 Bishops Lane, Suite 350, Brookfield, Wisconsin 53005-6203, Attention: William R. Hotz, Secretary, no later than August 18, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Such proposals also must comply with all of the requirements of Rule 14a-8 of the Rules and Regulations under the Securities and Exchange Act of 1934, as amended (the "Exchange Act").

              Effective June 29, 1998, the Securities and Exchange Commission amended Rule 14a-4(c) under the Exchange Act which governs a company's use of discretionary proxy voting authority with respect to shareholder proposals that are not being included in a company's proxy solicitation materials pursuant to Rule 14a-8 of the Exchange Act. New Rule 14a-4(c)(1) provides that if a shareholder fails to notify the Company of such proposal at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies named in the form of proxy distributed in connection with the Company's proxy statement would be allowed to use their discretionary voting authority to address the proposal submitted by the shareholder, without discussion of the proposal in the proxy statement. Accordingly, if a shareholder who intends to present a proposal at the 1999 annual meeting of shareholders does not notify the Company of such proposal on or prior to November 14, 1998, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

                         PART II.  OTHER INFORMATION


              Pursuant to the Company's articles of incorporation, proposals of shareholders intended to be presented at the Company's 1999 annual meeting of shareholders must be received by the Secretary of the Company not later than the close of business on the tenth day following the day on which notice of the 1999 annual meeting was mailed to shareholders; provided, however, as stated above, the proposal must be received no later than August 18, 1998 in order to be included in the proxy statement relating to the 1999 annual meeting. The Company currently believes that the 1999 annual meeting of shareholders will be held during the fourth full week in January 1999.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  2.1 Agreement and Plan of Reorganization Between St. Francis Capital Corporation and Reliance Bancshares, Inc. dated as of June 30, 1998.

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


           ST. FRANCIS CAPITAL CORPORATION




Dated:   August 13, 1998                      By:   /s/ Jon D. Sorenson
       ------------------------                   ---------------------
                                                    Jon D. Sorenson
                                                    Chief Financial Officer