Form 10-K405
period 1998-09-30
ST FRANCIS CAPITAL CORP
filed 1998-12-07
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

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

        13400 BISHOPS LANE, SUITE 350, BROOKFIELD, WISCONSIN 53005-6203
        ---------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (414) 486-8700
                                 --------------
              (Registrant's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of November 30, 1998, there were issued and outstanding 4,635,265 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of November 30, 1998, was $194.8 million. Soley for the purposes of this calculation, all executive officers and directors of the Registrant are assumed to be affiliates; also included as "affilliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of Form 10-K - Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                          FORM 10-K TABLE OF CONTENTS



                                                                                               PAGE
PART I
                   ITEM 1  - BUSINESS .........................................................   3

                   ITEM 2  - PROPERTIES .......................................................  36

                   ITEM 3  - LEGAL PROCEEDINGS ................................................  36

                   ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  36

PART II

                   ITEM 5  - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                             STOCKHOLDER MATTERS ..............................................  37

                   ITEM 6  - SELECTED FINANCIAL DATA ..........................................  39

                   ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS ............................................  41

                   ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  61

                   ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................  62

                   ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE .............................................  96

PART III

                   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............  97

                   ITEM 11 - EXECUTIVE COMPENSATION ...........................................  97

                   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...  97

                   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................  97

PART IV

                   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..  97

                   SIGNATURES ................................................................. 100

                                     PART I

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions and various other statements indicated herein with an asterisk ("*") after such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

GENERAL

St. Francis Capital Corporation (the "Company") is a holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiary, St. Francis Bank, F.S.B. (the "Bank"), a federally-chartered stock savings bank. In June 1993, the Bank converted from a federally-chartered mutual savings institution to a stock savings institution. As part of the conversion, the Company acquired all of the outstanding common stock of the Bank. In November 1994, the Company completed the acquisition of the stock of Valley Bank East Central in Kewaskum, Wisconsin as well as the deposits and certain assets of the Hartford, Wisconsin branch of Valley Bank Milwaukee. The acquired bank offices were combined as a commercial state-chartered bank named Bank Wisconsin ("Bank Wisconsin"). In February 1997, the Company completed the acquisition of Kilbourn State Bank in Milwaukee, Wisconsin. Kilbourn State Bank was merged into Bank Wisconsin after the acquisition was completed. In September 1997, Bank Wisconsin was merged into the Bank, with the Bank being the surviving entity. The Company has reached a definitive agreement to acquire Reliance Bancshares, Inc., headquartered in Milwaukee, Wisconsin. The acquisition is currently expected to be completed in the first quarter of 1999.

The Bank is headquartered in Milwaukee, Wisconsin. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"). Originally chartered in 1923, the Bank serves southeastern Wisconsin with a network of 21 full-service, two limited service and two loan production offices.

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, primarily to originate mortgage, consumer and other loans within its primary market areas and to invest in mortgage-backed and related securities. Primary areas of lending include single-family and multi-family residential mortgages, home equity lines of credit, second mortgages, commercial real estate and commercial loans. The Company also purchases single-family mortgage loans, either by directly purchasing individual loans from other local mortgage lenders or by purchasing pools of single-family mortgage loans originated by other non-local lenders and secured by properties located outside the State of Wisconsin. The Company also invests a significant portion of its assets in mortgage-backed and related securities, and to a lesser extent, invests in debt and equity securities, including U.S. Government and federal agency securities, short-term liquid assets and other marketable securities. The Company also invests in affordable housing projects throughout the State of Wisconsin. The Company's revenues are derived principally from interest on its loan portfolio, interest on mortgage-backed and related securities, and interest and dividends on its debt and equity securities. The affordable housing projects do not provide a significant source of income before taxes, but rather provide income in the form of income tax credits which reduce the Company's income tax liability. The Company's principal sources of funds are from deposits, including brokered deposits, repayments on loans and mortgage-backed and related securities, and advances from the Federal Home Loan Bank - Chicago ("FHLB").

MARKET AREA AND COMPETITION
The Company offers a variety of deposit products, services and consumer, commercial and mortgage loan offerings primarily within the metropolitan Milwaukee area. The Company's main office is located at 13400 Bishops Lane, Suite 350, Brookfield, Wisconsin. The Company's primary market area consists of Milwaukee and Waukesha counties, and portions of Ozaukee, Washington, Walworth and Kenosha counties. With the exception of the downtown Milwaukee branch office, all full service branches of the Bank are located in areas that generally are characterized as residential neighborhoods, containing predominantly one- and two-family residences.

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

LENDING ACTIVITIES

GENERAL
The Company's largest component of the gross loan portfolio, which totaled $971.7 million at September 30, 1998, was first mortgage loans secured by owner-occupied one- to four-family residences. At September 30, 1998, one- to four-family mortgage loans totaled $254.0 million or 26.1% of gross loans. Of the total one- to four-family mortgage loans, $191.2 million or 75.3% were ARMs. Of the remaining loans held at September 30, 1998, 13.8% were in consumer loans, 14.7% were home equity loans, 10.8% were in multi-family mortgage loans, 17.6% were in commercial real estate, 9.7% were in commercial and agricultural and 7.3% were in residential construction. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans or fixed rate loans which have shorter maturities for its own loan portfolio. However, the Company also offers longer term fixed rate mortgage loans, many of which are sold in the secondary market.

The Company has been actively growing its loan portfolio which in addition to its traditional one- to four-family lending, includes consumer, commercial, multi-family and commercial real estate lending. One of the Company's strategies will be to attempt to diversify its loan portfolio through lending efforts in all of the above categories.* The acquisitions of Bank Wisconsin and Kilbourn State Bank have led to the establishment of a commercial lending function at the Company. In addition, the Bank has been actively growing its consumer and home equity loan portfolios in recent years. Areas of lending other than one- to four-family lending generally have higher levels of credit risk and higher yields than one- to four-family lending. In addition, the Company may purchase loans in the above categories in addition to originating the loans on its own. Purchased loans involve different types of underwriting than loans originated directly by the Company and as such represent a different level of risk.

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

                                                                                September 30,
                                                       ----------------------------------------------------------------
                                                             1998                  1997                  1996
                                                       --------------------  --------------------  --------------------
                                                                   Percent               Percent               Percent
                                                         Amount    Of Total    Amount    Of Total    Amount    Of Total
                                                       ----------  --------  ----------  --------  ----------  --------
                                                                                (In thousands)
Mortgage loans:
  One- to four-family.......................           $  254,047   26.1%    $  240,522   30.7%    $  270,614   40.5%
  Residential construction..................               71,092    7.3%        46,340    5.9%        32,249    4.8%
  Multi-family..............................              105,380   10.8%       101,289   12.9%       103,262   15.4%
  Commercial real estate....................              170,562   17.6%        87,950   11.2%        46,391    6.9%
  Home equity...............................              142,993   14.7%       115,293   14.7%        90,579   13.5%
                                                       ----------  -------   ----------  -------   ----------  -------
                                                          744,074   76.5%       591,394   75.4%       543,095   81.1%
Consumer loans:
  Interim financing and installment.........              131,143   13.5%       120,305   15.3%        88,236   13.2%
  Education.................................                2,529    0.3%           948    0.1%        12,142    1.8%
                                                       ----------  -------   ----------  -------   ----------  -------
                                                          133,672   13.8%       121,253   15.4%       100,378   15.0%
                                                       ----------  -------   ----------  -------   ----------  -------
Commercial and agriculture                                 93,927    9.7%        72,144    9.2%        25,177    3.9%
                                                       ----------  -------   ----------  -------   ----------  -------
   Gross loans receivable...................              971,673   100.0%      784,791   100.0%      668,650   100.0%
                                                                   =======               =======               =======
Less:
  Mortgage loans held for sale..............               23,864                24,630                20,582
  Loans in process..........................               83,436                38,200                29,631
  Unearned discounts and
    deferred loan fees......................                1,419                 2,332                 1,874
  Allowance for loan losses.................                7,530                 6,202                 5,217
  Other.....................................                  292                   552                   647
                                                       ----------            ----------            ----------
Loans receivable, net.......................             $855,132              $712,875              $610,699
                                                       ==========            ==========            ==========
                                                                     September 30,
                                                       ------------------------------------------
                                                             1995                  1994
                                                       --------------------  --------------------
                                                                   Percent               Percent
                                                         Amount    Of Total    Amount    Of Total
                                                       ----------  --------  ----------  --------
                                                                     (In thousands)
Mortgage loans:
  One- to four-family.......................             $209,140   39.3%      $178,700   38.6%
  Residential construction..................               25,277    4.8%        60,048   13.0%
  Multi-family..............................               93,756   17.6%        95,019   20.5%
  Commercial real estate....................               28,277    5.3%        18,347    4.0%
  Home equity...............................               80,159   15.1%        66,031   14.2%
                                                       ----------  -------   ----------  -------
                                                          436,609   82.1%       418,145   90.3%
Consumer loans:
  Interim financing and installment.........               69,038   13.0%        34,554    7.5%
  Education.................................               12,833    2.4%        10,113    2.2%
                                                       ----------  -------   ----------  -------
                                                           81,871   15.4%        44,667    9.7%
                                                       ----------  -------   ----------  -------
Commercial and agriculture                                 13,608    2.5%             -     -
                                                       ----------  -------   ----------  -------
   Gross loans receivable. .................              532,088   100.0%      462,812   100.0%
                                                                   =======               =======
Less:
  Mortgage loans held for sale..............                1,138                 2,978
  Loans in process..........................               10,903                26,015
  Unearned discounts and
    deferred loan fees..... ................                2,081                 2,351
  Allowance for loan losses.................                4,076                 3,435
  Other.....................................                  582                   280
                                                       ----------            ----------
Loans receivable, net.......................             $513,308              $427,753
                                                       ==========            ==========

The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the years indicated. Mortgage loans held for sale are included in the totals.



                                                                                                Year Ended September 30,
                                                                                        -----------------------------------------
                                                                                            1998           1997          1996
                                                                                        -------------  ------------  ------------
                                                                                                     (In thousands)
Mortgage loans (gross):
At beginning of period...............................................................   $    591,394   $   543,095   $   436,609
  Mortgage loans originated:
   One- to four-family...............................................................        165,829       104,009        97,565
   Residential construction..........................................................         90,911        59,566        31,320
   Multi-family......................................................................         39,808        22,959        29,310
   Commercial real estate............................................................        103,363        36,643        14,935
   Home equity.......................................................................        105,938        86,995        65,104
                                                                                        ------------   -----------   -----------
     Total mortgage loans originated.................................................        505,849       310,172       238,234
  Mortgage loans purchased:
   One- to four-family...............................................................         65,446        21,480        56,230
   Commercial real estate............................................................          2,000         3,220             -
                                                                                        ------------   -----------   -----------
     Total mortgage loans purchased..................................................         67,446        24,700        56,230
                                                                                        ------------   -----------   -----------
     Total mortgage loans originated and purchased...................................        573,295       334,872       294,464
   Transfer of mortgage loans to foreclosed properties...............................           (560)         (496)         (103)
   Principal repayments..............................................................       (209,647)     (169,235)     (125,315)
  Sales of mortgage loans:
   Exchanged for mortgage-backed securities..........................................        (19,373)      (57,337)            -
   Cash sales........................................................................       (191,035)      (59,505)      (62,560)
                                                                                        ------------   -----------   -----------
     Total sales of loans............................................................       (210,408)     (116,842)      (62,560)
                                                                                        ------------   -----------   -----------
At end of period.....................................................................   $    744,074   $   591,394   $   543,095
                                                                                        ============   ===========   ===========
Consumer loans (gross):
At beginning of period...............................................................   $    121,253   $   100,378   $    81,871
   Loans originated..................................................................         93,700        57,157        61,378
   Loans purchased...................................................................              -           888        12,786
   Repossessions and foreclosures....................................................           (230)         (229)          (23)
   Loans charged-off.................................................................           (783)       (2,028)         (167)
   Principal repayments..............................................................        (80,268)      (22,745)      (40,365)
   Loans sold........................................................................              -       (12,168)      (15,102)
                                                                                        ------------   -----------   -----------
At end of period.....................................................................   $    133,672   $   121,253   $   100,378
                                                                                        ============   ===========   ===========
Commercial and agricultural loans (gross):
At beginning of period...............................................................   $     72,144   $    25,177   $    13,608
   Loans originated..................................................................         84,549        33,358        14,034
   Loans purchased...................................................................              -        30,182         3,736
   Loans sold........................................................................           (273)            -             -
   Principal repayments..............................................................        (62,493)      (16,573)       (6,201)
                                                                                        ------------   -----------   -----------
At end of period.....................................................................   $     93,927   $    72,144   $    25,177
                                                                                        ============   ===========   ===========

LOAN MATURITY AND REPRICING
The following table shows the maturity of the Company's loan portfolio at September 30, 1998. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $209.6 million, $169.2 million and $125.3 million for the years ended September 30, 1998, 1997 and 1996.




                                                                      At September 30, 1998
                                   -------------------------------------------------------------------------------------------
                                    One- to                                                           Commercial      Gross
                                     Four-        Multi-     Commercial       Home                       and          Loans
                                   Family (1)   Family (1)   Real Estate     Equity      Consumer    Agriculture   Receivable
                                   ----------  ------------  -----------  ------------  -----------  ------------  -----------
                                                                         (In thousands)
Amounts due:
 Within one year..................   $187,092     $ 46,241     $ 59,200       $129,161     $ 11,310       $39,922    $472,926
 After one year:
  One to three years..............     44,563       14,430       59,538         13,492       25,258        26,269     183,550
  Three to five years.............     39,235       17,218       38,875            298       44,762        20,702     161,090
  Over five years.................     54,249       27,491       12,949             42       52,342         7,034     154,107
                                     --------    ---------     --------       --------     --------       -------    --------
 Total due after one year.........    138,047       59,139      111,362         13,832      122,362        54,005     498,747
                                     --------    ---------     --------       --------     --------       -------    --------
 Total amounts due................    325,139      105,380      170,562        142,993      133,672        93,927     971,673

Less:
  Mortgage loans held for sale....    (23,864)           -            -              -            -             -     (23,864)
  Loans in process................    (42,852)     (15,794)     (24,790)             -            -             -     (83,436)
  Unearned discounts, premiums
   and deferred loan fees, net....        (34)        (825)        (469)             -         (292)          (91)     (1,711)
  Allowance for loan losses.......     (1,186)        (765)      (2,035)          (746)      (1,074)       (1,724)     (7,530)
                                     --------     --------     --------       --------     --------       -------    --------
Loans receivable, net.............   $257,203     $ 87,996     $143,268       $142,247     $132,306       $92,112    $855,132
                                     ========     ========     ========       ========     ========       =======    ========


(1)  Includes some residential construction lending.


The following table sets forth at September 30, 1998 the dollar amount of all loans and mortgage-backed and related securities due after September 30, 1999, and whether such loans have fixed interest rates or adjustable interest rates.


                                                              Due after September 30, 1999
                                                       -----------------------------------------
                                                           Fixed       Adjustable       Total
                                                       -------------  ------------  ------------
                                                                     (In thousands)
Mortgage loans:
  One- to four-family (1)..........................     $  63,573     $  74,474     $  138,047
  Multi-family (1).................................        27,595        31,544         59,139
  Commercial real estate...........................        28,801        82,561        111,362
  Home equity......................................        13,832             -         13,832
Consumer loans.....................................       113,982         8,380        122,362
Commercial and agriculture.........................        51,530         2,475         54,005
                                                        ---------     ---------     ----------
  Gross loans receivable...........................       299,313       199,434        498,747
Mortgage-backed and related securities.............       324,658       372,842        697,500
                                                        ---------     ---------     ----------
  Gross loans receivable and mortgage-
    backed and related securities..................     $ 623,971     $ 572,276     $1,196,247
                                                        =========     =========     ==========


(1)  Includes some residential construction lending.

ONE- TO FOUR-FAMILY MORTGAGE LENDING
A significant portion of the Company's lending activity is the origination of first mortgage loans secured by one- to four-family, owner occupied residences within the Company's primary market area. Long-term 15- and 30- year fixed-rate loans are generally originated to be sold in the secondary market, as are five and seven year balloon loans. Shorter-term ARM loans are originated both for sale in the secondary market and for the Company's loan portfolio. In addition, loans made under special loan terms or programs, principally originated within the purposes of the Community Reinvestment Act of 1977, as amended ("CRA"), are retained for the Company's own loan portfolio. The Company follows Federal National Mortgage Association ("FNMA") underwriting guidelines for most one- to four-family mortgage loans.

The lending policy of the Company generally allows for mortgage loans to be made in amounts of up to 100% of the appraised value of the real estate to be mortgaged to the Company. Loans that are made at 80% or less of appraised value under underwriting guidelines of the major mortgage secondary market makers can be sold in the secondary market. Loans not sold in the secondary market are retained in the Company's portfolio and can include loans made at levels of up to 100% of appraised value, which may have private mortgage insurance. With respect to those loans made at levels of up to 100% of appraised value, other underwriting criteria, such as debt service ability and credit history are given greater emphasis than lending involving lower loan to value ratios. In addition, loans with higher loan to value ratios may have a higher level of risk of default and are accordingly made at higher interest rates than other loans.

The Company makes loans under various governmental programs including the Federal Housing Authority ("FHA"), the federal and state Veterans
Administration ("VA"), the Wisconsin Housing and Economic Development Authority ("WHEDA") and other City of Milwaukee-sponsored mortgage loan programs, and sells these loans. See "-Loan Sales and Purchases," below.

ARM loans are included in mortgage loans held by the Company as part of its loan portfolio. During the adjustment period, ARM loans typically can adjust by a maximum of two percentage points per year with a lifetime cap approximating six percentage points above the interest rate established at the origination date of the ARM loan. Monthly payments of principal and interest are adjusted when the interest rate adjusts, in order to maintain full amortization of the mortgage loan within a maximum 30-year term. The initial rates offered on ARM loans fluctuate with general interest rate changes, and are determined by secondary market pricing, competitive conditions and the Company's yield requirements. Currently, the Company primarily utilizes the one-year Constant Maturity Treasury rate in order to determine the interest rate payable upon the adjustment date of its ARM loans outstanding. Most of the ARM loans are granted with conversion capabilities which provide terms under which the borrower may convert the mortgage loan to a fixed rate mortgage loan for a limited period during the early term of the ARM loan. The terms at which the ARM may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing the Company to immediately sell the ARM loan at the date of conversion.

The Company offers balloon loan programs under which the interest rate and monthly payments are fixed for the first five to seven years of the mortgage loan and, thereafter, provided certain conditions are met, the loan would adjust to then current rates at the end of the fifth to seventh year, at which time the loan balance is then amortized for the full remaining term of the loan, based upon interest rates and appropriate principal and interest payments then in effect.

At September 30, 1998, the Company had $254.0 million in one- to four-family mortgage loans or 26.1% of the gross loan portfolio compared with $240.5 million or 30.7% of the portfolio at September 30, 1997. The decline in the percent of one- to four-family loans to total loans also was due to the increasing levels of other types of lending at the Bank. The increase in the dollar amount of the portfolio was largely the result of the lower interest rate environment in effect during the course of the year. The volume of one- to four-family mortgage loan origination is highly dependent on the relative levels of interest rates. During periods of lower interest rates, many of the Company's loan customers prefer loans with fixed rates which the Company originates and sells in the secondary market in connection with interest rate risk management. In such environments, the Company's level of gains on mortgage loans may be higher due to the increased percentage of loans being originated which are subsequently sold in lieu of being retained in the Company's portfolio. The Company has been expanding its one- to four-family lending capacity and anticipates that as a result total originations will continue to increase assuming continuing interest rate levels.* Conversely, one- to four-family lending is subject to numerous competitors which can result in lower origination totals if the competitors are willing to make loans at lower rates than the Company.

RESIDENTIAL CONSTRUCTION LENDING
Residential construction loans are made to individuals who have signed construction contracts with a home builder. Loan proceeds are disbursed in increments as construction of the residence progresses. These loans have loan to value ratios up to 95%. When the loan to value ratio exceeds 80%, private mortgage insurance, which insures payment of the principal balance, is generally required and reduces the Company's exposure to 75% of the loan value or less. Single family residential construction loans are structured to allow the borrower to pay interest only on the funds advanced during the first nine months of the loan. Thereafter, the borrower is required to begin making principal and interest payments based on an amortization schedule of 351 months or less. Single family residential construction loan programs typically offered by the Company are one- or three-year ARM loans or certain balloon loans amortized over a 351-month period after the nine month interest only period.

From time to time, the Company engages in multi-family residential construction lending. The loan to value ratios on these loans do not exceed 80%. Multi-family construction loans typically offered by the Company are ARM loans amortized over 348 months after allowing for interest only payments during a twelve month construction period. Loan proceeds are advanced in increments as construction of the project progresses.

At September 30, 1998, the Company had $71.1 million in residential construction mortgage loans, or 7.3% of the gross loan portfolio, compared with $46.3 million or 5.9% of the portfolio at September 30, 1997. A significant portion of the Company's construction lending results in permanent mortgage loans that are either retained in the mortgage loan portfolio or sold in the secondary market.

MULTI-FAMILY LENDING
The Company originates multi-family loans which it holds in its loan portfolio. Over the last five years, the Company has increased its emphasis in multi-family lending and has offered both adjustable- and fixed-rate loans. Multi-family loans generally have shorter maturities than one- to four-family mortgage loans, though the Company will make multi-family loans with terms of up to 30 years. The rates charged on the Company's fixed rate and ARM multi-family loans are typically higher than on one- to four-family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Company's other ARM loans, although generally at slightly higher
rates.   Multi-family loans generally are underwritten in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property.

At September 30, 1998, the largest aggregate amount of loans outstanding to any one borrower consisted of a loan on a multi-family project in Madison, Wisconsin, of $4.2 million. This loan does not exceed the regulatory "loans to one borrower" limitation at September 30, 1998 of $19.1 million. See "-Regulation," below. Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family loans and carry larger loan balances. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees which may increase the level of collateral supporting the loan. Despite the risks inherent in multi-family lending, the Company's percentage of delinquent multi-family loans to gross multi-family loans has been minimal

At September 30, 1998, the Company had $105.4 million in multi-family mortgage loans or 10.8% of the gross loan portfolio compared with $101.3 million or 12.9% of the portfolio at September 30, 1997. The Company is continuing its efforts to increase the amount of the multi-family loans in the loan portfolio. These loans generally offer a greater yield than single-family loans, which, the Company believes, justifies the increased credit risk.

COMMERCIAL REAL ESTATE LENDING
The current lending policy of the Company includes originating or purchasing non-residential mortgage loans on a variety of commercial properties, including small office buildings, warehouses, small industrial/manufacturing buildings, motel properties and other improved non-residential properties. In recent years, commercial real estate lending has been identified as a growth area for the Company with the allocation of additional Company resources.
Due to the low interest rate environment in effect throughout the year, owners of commercial real estate tend to refinance their loans to improve cash flows. The Company was positioned to take advantage of this market and was able to originate a significant amount of commercial real estate loans within its normal credit risk guidelines. The Company originated 95 loans for $105.4 million during the current fiscal year, for an average loan size of $1.1 million. At September 30, 1998, the Company had $170.6 million in commercial real estate mortgage loans or 17.6% of the gross loan portfolio, compared with $88.0 million or 11.2% of the portfolio at September 30, 1997.

As of September 30, 1998, the largest commercial real estate loan outstanding to any one borrower consisted of $11.3 million secured by a retail office building in Germantown, Wisconsin. The Company's lending area now includes northern Illinois as well the State of Wisconsin. During the current year, the Company originated $15 million in commercial real estate loans in northern Illinois. Commercial real estate loans generally are underwritten in amounts up to 75% of the lesser of the appraised value or purchase price of the underlying property. Loans secured by commercial real estate properties still involve a greater degree of credit risk than residential mortgage loans and generally carry large loan balances. Payments on loans secured by commercial real estate are often susceptible to adverse conditions in the real estate market or the economy. Despite the risks inherent in commercial real estate lending, the Company's percentage of delinquent commercial real estate loans to gross commercial real estate loans has been minimal. The Company is continuing its efforts to increase the amount of commercial real estate loans in the loan portfolio as these loans generally offer a better interest rate than single-family loans, which, the Company believes, justifies the increased credit risk.

HOME EQUITY LENDING
The Company has increased its emphasis in originating home equity loans secured by one- to four-family residences within its primary market area. These loans currently are originated with an interest rate indexed to the prime rate and adjustable monthly. Home equity loans are revolving lines of credit, which are granted for a five-year term, renewable at the sole discretion of the Company for additional five-year periods. The minimum monthly principal amortization to repay home equity loans is based on 1.5% of the outstanding balance. Typically, an origination fee is charged upon the origination of the loan and an annual service fee is charged thereafter. Home equity lines of credit may be made at up to a 100% loan-to-value level, including any outstanding prior liens against the property which serves as collateral for the line of credit. For loans over 80% loan-to-value, the Company may obtain private mortgage insurance. The Company is usually in a second lien position on home equity loans. At September 30, 1998, the Company held $143.0 million in home equity loans or 14.7% of the gross loan portfolio, compared with $115.3 million or 14.7% of the portfolio at September 30, 1997. Home equity loans offer the Company an asset that adjusts with current rates of interest and are part of the Company's management of its interest rate risk.

CONSUMER LENDING
The Company originates a variety of secured consumer loans, including home improvement loans, automobile loans, educational loans, fixed term installment loans and interim financing loans, as well as loans secured by savings accounts and unsecured loans. Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower. The Company has been expanding its consumer lending portfolio because higher yields can be obtained. The Company believes there is strong consumer demand for such loan products, and the Company historically has experienced relatively low delinquency and few losses on such products except for losses on sub-prime auto loans described further herein. Management also believes that offering consumer loan products helps expand and create stronger customer relationships.

At September 30, 1998, consumer loans totaled $133.7 million or 13.8% of gross loans compared to $121.3 million or 15.4% of gross loans at September 30, 1997. The increase in the portfolio has been primarily in the area of indirect auto lending through dealers located in the Company's primary market area and fixed term installment loans the Company makes that are secured by second mortgages in residential properties. The indirect auto lending is underwritten by the Company and does not include any "subprime" lending.

During fiscal 1995 and through January 1996, the Company purchased sub-prime automobile loans originated throughout the United States under a warehouse financing agreement. The intent was to warehouse the loans until the originator could originate sufficient quantities to securitize the loans to sell to institutional investors. The loans were serviced by an independent third party servicer and had various levels of insurance and also guarantees from the originator. The level of delinquencies and defaults on these loans increased significantly during fiscal 1996 and the Company ceased purchasing such loans. The Company currently has no intent to enter into any similar arrangement but does intend to continue to originate or purchase automobile loans in its primary market areas. The carrying amount of the purchased automobile loans was $172,000 at September 30, 1998.

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

COMMERCIAL AND AGRICULTURE LENDING
The Company originates a variety of commercial and agriculture loans, including inventory and receivable financing, equipment loans, agriculture production loans and interim financing loans, as well as loans secured by corporate or
farm assets and unsecured loans.   Commercial and agriculture loans involve a
greater degree of risk than most other types of loans, and payments are often susceptible to adverse employment and economic conditions. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation and the eventual cash flows of the business. The Company anticipates commercial and agriculture lending to continue to increase as management believes this type of lending is an important component of a balanced loan portfolio. Typically, the Company targets smaller businesses with which to establish commercial banking relationships. These relationships may include secured or partially secured real estate, business or cash flow loans and inventory lending. Collateral can take many forms, such as real estate, inventory, and equipment or may include personal guarantees of business owners or personal or other collateral of the business owner. The Company takes into account all cash flows attributable to the business plus collateral when making lending decisions. Despite the risks inherent in commercial lending, the Company's percentage of delinquent commercial loans to gross commercial loans has been minimal.

At September 30, 1998, the Company had $93.9 million in commercial loans or 9.7% of the gross loan portfolio compared with $72.1 million or 9.2% of the portfolio at September 30, 1997. $18.7 million in commercial loans were purchased as part of the Kilbourn State Bank acquisition in 1997. At September 30, 1998, the largest commercial loan facilities outstanding were a $5.9 million line to finance a leasing operation and a $9.0 million credit facility to a manufacturing entity. The Company intends to continue to increase its involvement in commercial lending and expects that this portfolio will grow as a percentage of the total loan portfolio.*

CREDIT ENHANCEMENT PROGRAMS
The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment of an industrial revenue bond issue ("IRB"). The IRB's were issued by municipalities to finance real estate owned by third parties. The Company has not pledged any collateral for purposes of these agreements. At September 30, 1998, the amount of the IRB's for which the Company has guaranteed payment was $18.3 million.

LOAN SALES AND PURCHASES

SALE OF MORTGAGE LOANS
The Company makes loans under various governmental programs including FHA, VA, WHEDA and other City of Milwaukee-sponsored mortgage loan programs. All loans made under the various governmental agency programs are underwritten to and must meet all requirements of the appropriate city, state or federal agency. Most of the Company's loans granted under governmental agency programs are sold on a non-recourse basis either to secondary market purchasers of such loans or, in the case of WHEDA loans, sold directly to WHEDA. Except for loans sold to WHEDA, servicing of the loans is typically released to the purchaser of such loans. For the year ended September 30, 1998, the Company originated $9.0 million of loans under these various governmental programs.

In recent years, the Company has sold a significant amount of its originated residential mortgage loans to secondary marketing agencies, principally FNMA, primarily on a non-recourse basis. All mortgage loans, upon commitment, are immediately categorized as either held for investment or held for sale. Mortgage loans originated and sold to the secondary market totaled $210.4 million with gains of $4.4 million for the year ended September 30, 1998, and totaled $116.8 million with gains of $1.6 million for the year ended September 30, 1997. The level of mortgage loan sales is dependent on the amount of sellable loans being originated by the Company. Depending on factors such as interest rates, levels of refinancings and competitive factors in the Company's primary market area, the amount of mortgage loan originations ultimately sold can vary significantly. The Company is subject to interest rate risk on fixed rate loans in its pipeline from the point in time that the rate is locked with the borrower until the loan is sold. The Company utilizes various financial techniques to mitigate such interest rate risk, including short call/put option strategies, long put options and forward sales commitments. Any one or all of these strategies may be used depending upon management's determination of interest rate volatility, the amount of loans currently in the pipeline and current market conditions for mortgage-backed securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management."

Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. Because of the frequency of both the issuance of commitments and the scheduled closing dates of the loans, the amount of loan commitments outstanding will vary. At September 30, 1998, the Company had outstanding mortgage commitments totaling $17.2 million.

The Company retains servicing of the majority of mortgage loans sold, receiving a servicing fee, which represents the difference between the mortgage rate on the loans sold and the yield at which such loans are sold. The servicing yield earned by the Company on such transactions is typically between .25% and .375% of the total balance of the loan serviced. The origination of a high volume of mortgage loans and the related sales of the loans with servicing retained provides the Company with additional sources of non-interest income through loan servicing income and gains on the sales of loans. At September 30, 1998 the Company has recognized $3.3 million in mortgage servicing rights as compared to $1.8 million at September 30, 1997. Correspondingly, mortgage loans serviced for others included in the mortgage servicing rights calculation increased from $165.1 million at September 30, 1997 to $302.2 million at September 30, 1998. Total mortgage loans serviced for others equaled $413.7 million at September 30, 1998.


PURCHASE OF MORTGAGE LOANS
The Company, as a regular part of its mortgage lending activities, purchases single-family mortgage loans originated in its primary market area by other lenders, primarily mortgage bankers and brokers. The types of loans purchased are generally newly originated loans with the same characteristics as the loans normally originated by the Company in its regular lending operations. This includes both fixed and adjustable rate mortgage loans which may or may not be sold in the secondary market. The Company pays a fee to the originating mortgage banker or broker which is amortized over the life of the loan for loans retained in the portfolio or which becomes an adjustment to the gain or loss recognized on loans sold in the secondary market. The Company maintains the same underwriting standards on these loans as it does on the loans it originates directly. During the fiscal year ended September 30, 1998, the Company purchased $65.4 million of loans from other originators compared to $21.5 million of loans purchased during the fiscal year ended September 30, 1997. As part of the Company's plans to diversify its single-family loan production, it is expected that purchases of loans from other originators will continue in future years.*

The Company also has purchased pools of single-family loans originated by other lenders in other parts of the country. The loans purchased have generally been adjustable rate loans with interest rate adjustment features of one month to one year and are indexed to current indexes such as the one-year treasury or to lagging indexes such as the 11th district cost of funds. As part of its interest rate risk management, the Company attempts to identify loans originated in other parts of the country where adjustable rate lending is more prevalent, since the availability of similar loan products within its primary market area is limited and competition for that limited demand may force interest rates to levels considered too low compared to other available instruments. The Company generally does not make a significant amount of short-term adjustable rate loans in its home market. Of the $65.4 million one- to four-family mortgage loans purchased during the year ended September 30, 1998, $20.6 million were loans secured by properties located outside the state of Wisconsin. Purchased loans can result in a higher level of risk due to the Company not being involved in the original lending process. Efforts taken to mitigate the additional risk include underwriting efforts by the Company prior to purchase, review of the historical payment and credit history of the loans being purchased, and purchasing loans with additional yields for the risks taken.

LOAN ORIGINATION, SERVICING AND OTHER FEES
In addition to interest earned on loans, the Company receives income through fees in connection with loan originations, loan sales, loan modifications, late payments and for miscellaneous services related to its loans, including loan servicing. Income from these activities varies from period to period with the volume and type of loans originated.

In connection with the origination of mortgage loans, the Company typically charges fees for processing and closing in addition to requiring borrower reimbursement of out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. The Company also may charge points for the origination of loans in exchange for a lower interest rate on the loan itself. However, with the availability of zero point mortgage loans in recent years, most borrowers typically accept a slightly higher interest rate and pay zero points. A borrower pays commitment fees at the time of loan commitment, whereas the origination and discount fees are paid at time of closing. Commitment fees are periodically collected on commercial real estate or multi-family mortgage loans but are rarely collected as part of the origination of single-family mortgage loans.

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

NON-PERFORMING ASSETS
Loans are placed on nonaccrual status when, in the judgment of Company management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. The Company discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more. When a loan is placed on nonaccrual status, all of the accrued interest on it is reversed by way of a charge to interest income. Interest income is recorded on
nonaccrual loans when cash payments of interest are received.   The accrual of
interest on a nonaccrual loan is resumed when all contractually past due payments are current and when management believes the collection of the outstanding loan principal and contractually due interest is no longer in doubt.

Property acquired by the Company as a result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed property. Foreclosed property is recorded at the lower of the unpaid principal balance of the related loan or the fair market value of the real estate acquired less the estimated costs to sell the real estate. The amount by which the recorded loan balance exceeds the fair market value of the real estate acquired less the estimated costs to sell the real estate is charged against the allowance for loan losses at the date title is received. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At September 30, 1998, the Company had one one-to four-family loan classified as a foreclosed property with a carrying value of $63,000.

Non-performing loans include loans placed on nonaccrual status and troubled debt restructurings. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets:




                                                                        AT SEPTEMBER 30,
                                      ----------------------------------------------------------------------------------------
                                          1998              1997                1996              1995               1994
                                      -----------       -------------       ------------      ------------       -------------
                                                                            (IN THOUSANDS)
One-to four-family mortgage loans...  $       600        $        660        $        44       $       296        $        175
Multifamily mortgage loans..........            -                   -                  -                 -               7,446
Commercial real estate loans........          833                 850                  -                 -                   -
                                      -----------       -------------       ------------      ------------       -------------
  Total non-performing
    mortgage loans                          1,433               1,510                 44               296               7,621
Commercial loans....................          593                 100                  -                 -                   -
Consumer loans......................          835               1,385              3,846               136                  14
                                      -----------       -------------       ------------      ------------       -------------
  Total non-performing loans....            2,861               2,995              3,890               432               7,635
Foreclosed properties...............           63                 416                 80             5,833                  17
                                      -----------       -------------       ------------      ------------       -------------
  Total non-performing assets...      $     2,924        $      3,411        $     3,970       $     6,265        $      7,652
                                      ===========       =============       ============      ============       =============
Total non-performing loans to
 gross loans........................         0.29  %             0.38  %            0.58              0.08  %             1.65 %
Allowance for loan losses to
 total non-performing loans.........       263.19              207.08             134.11            943.52               44.99
Total non-performing assets to
 total assets.......................         0.16                0.21               0.28              0.53                0.75


Interest on non-performing loans
 on the accrual basis...............  $       388        $        647        $       296       $        34        $        596
Actual interest received on
 non-performing loans...............          161                 206                 11                26                 315
                                      -----------       -------------       ------------      ------------       -------------
Net reduction of interest income....  $       227        $        441        $       285       $         8        $        281
                                      ===========       =============       ============      ============       =============

Non-performing assets as of September 30, 1998 and 1997 included $172,000 and $1.1 million, respectively, of purchased auto loans, which are past due or in default or are expected to become past due. The auto loans were purchased in fiscal 1995 through January 1996 under a warehouse financing arrangement the Company had with an originator of sub-prime automobile loans. The Company has not funded any loans under this agreement subsequently. The Company recorded $1.0 million in net charge-offs in fiscal 1998, which included $372,000 due to the aforementioned auto loans. Also included in non-performing assets in 1998 is a single $833,000 commercial real estate loan on a shopping center that is current as to principal and interest but there is some uncertainty as to future contractual payments.

CLASSIFICATION OF ASSETS
Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions by regulatory authorities, regulatory examiners have authority to identify problem assets as "Substandard," "Doubtful" or "Loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the Company is not warranted. Assets classified as Substandard or Doubtful require the Company to establish prudent general allowances for loan losses. Assets classified as Loss must either be charged off or must have a specific allowance established for 100% of the asset classified as a Loss. At September 30, 1998, the Company had assets classified as Substandard of $3.1 million, $854,000 classified as Doubtful, and $245,000 classified as Loss. The Doubtful classification consists primarily of a commercial real estate loan on a shopping center.

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

ALLOWANCE FOR LOAN LOSSES
Under federal regulations, when an insured institution classifies problem assets as either Substandard or Doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Company may establish specific loss reserves against specific assets in which a loss may be realized. General allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Company's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the Company's regulators which can order the establishment of additional general or specific loss allowances.

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

A summary of activity in the allowance for losses on loans follows:


                                                                 Year Ended September 30,
                                                         1998     1997     1996     1995     1994
                                                        -------  -------  -------  -------  -------
                                                                      (In thousands)
Balance at beginning of year                            $6,202   $5,217   $4,076   $3,435   $3,204
Provision for loan losses.............................   2,300    1,280    1,300      240      240
Charge-Offs:
  Mortgage Loans:
    One- to four family...............................     176       24       15       42       52
    Multifamily.......................................       -        -        -      210        -
    Commercial real estate............................       -        -        -        -        -
    Home equity.......................................      71        -        6        -       13
  Consumer............................................     740    2,028      167       55       17
  Commercial and agricultural.........................      12        2        -        -        -
                                                        ------   ------   ------   ------   ------
      Total charge-offs                                    999    2,054      188      307       82


Recoveries:
  Mortgage Loans:
    One- to four family...............................       -        -        -        -        -
    Multifamily.......................................       -        -        -        -        -
    Commercial real estate............................       -        -        -        -        -
    Home equity.......................................       -        -       21        -        -
  Consumer............................................      27       80        8       12        2
  Commercial and agricultural.........................       -        1        -        2        -
                                                        ------   ------   ------   ------   ------
      Total recoveries................................      27       81       29       14        2
                                                        ------   ------   ------   ------   ------
Net charge-offs.......................................     972    1,973      159      293       80
Acquired bank's allowance.............................       -    1,678        -      694        -
Reclassified allowance................................       -        -        -        -       71
                                                        ------   ------   ------   ------   ------
Balance at end of period..............................  $7,530   $6,202   $5,217   $4,076   $3,435
                                                        ======   ======   ======   ======   ======
Ratio of allowance for loan losses to
gross loans receivable at end of period...............    0.77%    0.79%    0.78%    0.77%    0.74%

Ratio of allowance for loan losses to
non-performing loans at end of period.................     263%     207%     134%     944%      45%

Ratio of net charge-offs to average
gross loans during period.............................    0.12%    0.30%    0.03%    0.06%    0.02%

Management is aware of no material loans where serious doubts exist as to the ability of the borrower to comply with the loan terms, except for the single commercial real estate loan previously discussed. The 1998 increase in the allowance for loan losses supports the Company's targeted current year's growth in commercial and commercial real estate lending. Such loans may result in a higher level of future charge-offs than the Company's more traditional lending in one- to four-family mortgage loans. The 1997 increase in the amount of the allowance for loan losses supports the growth in the loan portfolio and is primarily attributable to the $1.7 million allowance of the acquired Kilbourn State Bank.

The following table shows the Company's total allowance for loan losses and the allocation to the various categories of loans at the dates indicated.



                                                                                      At September 30,
                                               -------------------------------------------------------------------------------------
                                                             1998                             1997                      1996
                                               ------------------------------  -------------------------------  --------------------
                                                                       % of                             % of
                                                             % of    Loans in                 % of    Loans in                % of
                                                            Total    Category                Total    Category               Total
                                                           Loans by  to Total               Loans by  to Total              Loans by
                                                 Amount    Category   Loans      Amount     Category   Loans      Amount    Category
                                               ----------  --------  --------  -----------  --------  --------  ----------  --------
                                                                                         (In thousands)
Breakdown of Allowance:
  Mortgage loans:
   One- to four-family......................    $   1,186   0.36%     33.4%     $      925   0.32%     36.6%    $      957   0.32%
   Multi-family.............................          765   0.73%     10.8%            670   0.66%     12.9%           840   0.81%
   Commercial real estate...................        2,035   1.19%     17.6%          1,281   1.46%     11.2%           593   1.28%
   Home equity..............................          746   0.52%     14.7%            629   0.55%     14.7%           449   0.50%
                                               ----------            ------     ----------            ------    ----------
  Total mortgage loans......................        4,732             76.5%          3,505             75.4%         2,839
  Consumer..................................        1,074   0.80%     13.8%            717   0.59%     15.4%         2,128   2.12%
  Commercial and agriculture................        1,724   1.84%      9.7%          1,980   2.74%      9.2%           250   0.99%
                                               ----------            ------     ----------            ------    ----------
    Total allowance for loan losses.........    $   7,530            100.0%     $    6,202            100.0%    $    5,217
                                               ==========            ======     ==========            ======    ==========



                                               ------------------------------
                                                           1996
                                               ------------------------------
                                                          % of
                                                        Loans in
                                                        Category
                                                        to Total
                                                         Loans
                                                        --------
                                                     (In Thousands)
Breakdown of Allowance:
  Mortgage loans:
   One- to four-family......................             45.3%
   Multi-family.............................             15.4%
   Commercial real estate...................              6.9%
   Home equity..............................             13.5%
                                                        ------
  Total mortgage loans......................             81.1%
  Consumer..................................             15.0%
  Commercial and agriculture................              3.9%
                                                        ------
    Total allowance for loan losses.........            100.0%
                                                        ======



                                                                      At September 30,
                                               ---------------------------------------------------------------
                                                             1995                             1994
                                               ------------------------------  -------------------------------
                                                                       % of                             % of
                                                             % of    Loans in                 % of    Loans in
                                                            Total    Category                Total    Category
                                                           Loans by  to Total               Loans by  to Total
                                                 Amount    Category   Loans      Amount     Category   Loans
                                               ----------  --------  --------  -----------  --------  --------
                                                                       (In thousands)
Breakdown of Allowance:
  Mortgage loans:
   One- to four-family......................    $   1,031   0.44%     44.1%    $       718   0.27%     51.6%
   Multi-family.............................          957   1.02%     17.6%          2,068   2.07%     20.5%
   Commercial real estate...................          619   2.19%      5.3%            163   0.89%      4.0%
   Home equity..............................          504   0.63%     15.1%            259   0.39%     14.2%
                                                ---------            ------    -----------            ------
  Total mortgage loans......................        3,111             82.1%          3,208             90.3%
  Consumer..................................          789   0.96%     15.4%            227   0.51%      9.7%
  Commercial and agriculture................          176   1.29%      2.5%              -     -         -
                                                ---------            ------    -----------            ------
    Total allowance for loan losses.........    $   4,076            100.0%    $     3,435            100.0%
                                                =========            ======    ===========            ======

The increase in the reserves allocated to commercial real estate over the last two years reflects the Company's increased lending volume and the aforementioned shopping center loan. The entire reserve that was part of the Kilbourn State Bank acquisition was initially allocated to commercial lending. Upon further review it was determined that the reserve was sufficient to support additional underwriting as a percentage of loans outstanding. The decrease in the allocated reserve on consumer loans was due to the decrease in non-performing subprime auto loans.

INVESTMENT ACTIVITIES

GENERAL
The investment policy of the Company is designed primarily to provide and maintain required liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement the Company's lending activities. The Company's investment policy permits investment in various types of liquid assets permissible under Office of Thrift Supervision ("OTS") regulations, which include U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances and the purchase of federal funds. The Company also invests in corporate debt, asset-backed securities, mortgage-backed securities ("MBS's") and collateralized repurchase agreements, municipal securities, mortgage mutual funds, collateralized mortgage obligations ("CMO's"), real estate mortgage investment conduits ("REMIC's"), interest-only stripped securities ("IO's"), principal-only stripped securities ("PO's") and CMO residuals. At the time of purchase, all of the Company's investments are investment grade as rated by at least one of the major rating agencies.

The Company determines the appropriate classification of securities at the time of purchase and reevaluates such designations as of each statement of condition date based on regulatory and accounting guidelines. The Company has incorporated the requirements of those guidelines into the Company's investment policy and has categorized its investments in three separate categories: (i) Held to Maturity: debt and mortgage-backed and related securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost; (ii) Available for Sale: debt and mortgage-back and related securities not classified as held to maturity, or trading and marketable equity securities not classified as trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity; and (iii) Trading: the Company maintains a separate portfolio of assets which are carried at market value and have been acquired for short term/trading purposes, to enhance the Company's financial results, with unrealized gains or losses recognized in current income.

The investment activities of the Company consist primarily of investments in mortgage-backed and related securities and other debt and equity securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof, and corporate obligations. Typical investments include federally sponsored agency mortgage pass-throughs, private issue and senior-subordinated pass-throughs and federally sponsored agency and private issue CMO's.

MORTGAGE-BACKED AND RELATED SECURITIES
Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgage loans, the principal and interest payments on which are passed from the mortgage loan originators through intermediaries that pool and repackage the participation interest in the form of securities for sale to investors such as the Company. Such intermediaries which guarantee the payment of principal and interest to investors can be government sponsored enterprises such as Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA and Government National Mortgage Association ("GNMA"), or private mortgage security conduits. Mortgage-backed securities issued by government sponsored enterprises generally increase the quality of the Company's assets by virtue of the guarantees that back them and generally are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

When purchased by the Company, these securities have credit ratings of A or better and meet the Federal Financial Institutions Examination Council definition of low-risk securities. At September 30, 1998, private-issue mortgage-backed securities, CMO's and REMIC's totaled $623.8 million, 89% of which had a credit rating of AAA, 10% of which had a credit rating of AA, and 1% of which had a credit rating of A. At September 30, 1997, private-issue mortgage-backed securities, CMO's and REMIC's totaled $667.2 million, 74% of which had a credit rating of AAA, 21% of which had a credit rating of AA, 4% of which had a credit rating of A, and 1% which had a credit rating of BBB. During the year ended September 30, 1997, the Company recorded declines in fair value judged to be other than temporary on four of its private issue mortgage-backed securities. The securities were written down to fair value and an impairment loss of $3.4 million was recorded in the Company's income statement. Prior to the adjustment, the Company's cost basis in these securities was $12.5 million. The impairment loss resulted in a new cost basis of $9.1 million for these four issues. The four issues under impairment were private issue mortgage-backed securities backed by single-family loans secured by properties located primarily in California. The underlying loans had experienced significant delinquencies and foreclosures. The Company learned that recoveries on these loans were less than previously realized and that the various subordinate and cash positions within the mortgage-backed structures no longer protected the Company's position in the securities. The Company wrote these securities down to fair value, which is a level where the remaining cash flows should provide a return at a market rate of interest income on the remaining cost basis. * During the year ended September 30, 1998, one of the impaired issues, with a cost basis of $7.2 million, was sold at a gain of $151,000. At September 30, 1998, the cost basis and market value of the three remaining impaired securities was $479,000 and $412,000, respectively, compared with $9.1 million and $9.1 million, respectively, at September 30, 1997.

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


At September 30, 1998, the aggregate securities of any single issuer (excluding securities of the U.S. government and U.S. government agencies and corporations) did not exceed 10% of the Company's shareholders' equity.

COMPOSITION OF THE COMPANY'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO

Held to Maturity. At September 30, 1998, the Company held $63.1 million in its mortgage-backed and related securities held to maturity portfolio. The estimated market value of those securities at that date was $63.5 million. Of this amount, at September 30, 1998, 100% were fixed rate REMIC securities. At September 30, 1998, the mortgage-backed and related securities held to maturity portfolio represented 3.4% of the Company's total assets compared to $66.8 million or 4.0% of total assets at September 30, 1997.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities held to maturity at September 30, 1998. (Note: all classes had a weighted term to maturity of over 10 years)

                     ----------------------------------------------
                                        Total
                     ----------------------------------------------
                      Average
                     Remaining                 Estimated   Weighted
                     Years to    Amortized       Fair      Average
                     Maturity       Cost         Value      Yield
                     ---------  ------------  -----------  --------
                                             (In thousands)
REMIC's:
FNMA..............     16.0      $     1,609   $    1,612   6.60%
FHLMC.............     18.3              999        1,003   8.04%
Private Issue.....     21.3           60,479       60,882   6.62%
                                ------------  -----------
                                 $    63,087   $   63,497
                                ============  ===========

Available for Sale. At September 30, 1998, the Company had mortgage-backed and related securities available for sale with a carrying value of $634.0 million and an estimated market value of $634.0 million which comprised 34.0% of total assets. Of these, $7.8 million were MBS's issued by various federal agencies, $115.3 million were private issue MBS's, $63.3 million were agency REMIC's, and $448.3 million were private issue REMIC's. At September 30, 1997, the Company's mortgage-backed and related securities held for sale were $620.7 million, representing 37.4% of total assets. Of these, $20.4 million were MBS's issued by various federal agencies, $224.9 million were private issue MBS's, $221.8 million were agency REMIC's, and $ 153.7 million were private issue REMIC's. The Company is utilizing its capital position to increase earning assets by increasing the level of mortgage-backed and related securities in its portfolio. During the past year, the emphasis has been on purchasing adjustable rate private issue mortgage-backed securities and adjustable rate REMIC's which the Company views as having favorable interest rate risk and pricing characteristics in comparison to other investment alternatives. Although there may be various subordination levels within the MBS or REMIC structure or levels of collateral underlying the securities that should protect the Company's position in the securities, private issue securities represent an additional level of credit risk when compared with agency issue securities. The Company takes its perception of that additional credit risk into consideration when making the determination of whether to buy the security at the price and yield offered.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities available for sale at September 30, 1998.


                             ------------------------------------------------------------------------------
                                     Over one year to         Over five years to
                                        five years                ten years            Over ten years
                             ----------------------------  ----------------------  ------------------------
                                                 Weighted               Weighted                 Weighted
                               Amortized         Average    Amortized    Average    Amortized     Average
                                  Cost            Yield       Cost        Yield       Cost         Yield
                             --------------     ---------  -----------  ---------  -----------  -----------
                                                               (In thousands)
Participation certificates:
FNMA..................                    -         -                -      -       $    4,999   6.58%
FHLMC.................        $       1,967       5.97%              -      -              860   3.01%
Private Issue.........                  211       8.45%     $    1,917    6.38%        113,190   7.11%

REMIC's:
GNMA..................                    -         -                -      -            3,175   6.35%
FNMA..................                  184       9.00%            426    7.63%         17,213   6.78%
FHLMC.................                    -         -           14,052    6.62%         28,231   6.90%
Private Issue.........                  207       6.50%          6,398    6.47%        441,641   6.51%
                             --------------                -----------             -----------
                              $       2,569                 $   22,793              $  609,309
                             ==============                ===========             ===========



                                  ----------------------------------------------------
                                                         Total
                                  ----------------------------------------------------
                                    Average
                                   Remaining                   Estimated     Weighted
                                    Years to       Amortized     Fair        Average
                                    Maturity         Cost        Value        Yield
                                  ------------     ----------  ----------  -----------
                                                        (In thousands)
Participation certificates:
FNMA...................              28.09              4,999      4,912     6.58%
FHLMC..................              10.37              2,827      2,828     5.05%
Private Issue..........              25.63            115,318    113,771     7.11%

REMIC's:
GNMA...................              23.56              3,175      3,213     6.35%
FNMA...................              25.36             17,823     17,929     6.83%
FHLMC..................              16.85             42,283     42,060     6.81%
Private Issue..........              29.05            448,246    449,290     6.50%
                                                  -----------  ---------
                                                   $  634,671   $634,003
                                                  ===========  =========

Held for Trading. At September 30, 1998 and 1997, the Company did not have any securities in its trading portfolio. The trading portfolio of the Company has typically carried various mortgage-backed or related securities that are purchased for short-term trading profits or securities that are required to be classified as such by regulatory definition. The Company may from time to time originate mortgage loans which are swapped for mortgage-backed securities backed by the original loans. Currently, these securities are required to be classified as trading securities. However beginning January 1, 1999, these securities will be classified as held to maturity, available for sale or trading based upon the ability and intent of the Company. The Company expects to continue to sell mortgage loans by this method in future years.*

OTHER SECURITIES
The Company invests in various types of liquid assets that are permissible investments for federally chartered savings associations or state-chartered commercial banks, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, federal funds and, from time to time, repurchase agreements. Subject to various restrictions applicable to all federally chartered savings associations or state-chartered commercial banks, the Company also invests its assets in commercial paper, investment grade corporate debt securities, municipal securities, asset-backed securities and mutual funds, the assets of which conform to the investments the Company is otherwise authorized to make directly. Debt and equity securities are classified as either available-for-sale or held-to-maturity at the time of purchase, and carried at market value if available-for-sale or at amortized cost if held-to-maturity. The Company's current investment policy permits purchases only of investments rated investment grade by a nationally recognized rating agency and does not permit purchases of securities of non-investment grade quality.

COMPOSITION OF THE COMPANY'S DEBT AND EQUITY SECURITIES PORTFOLIO

Held to Maturity. At September 30, 1998, the Company had debt securities with an amortized cost of $1.8 million and an estimated market value of $1.9 million. Of the total, $1.0 million were U.S. Treasury and agency obligations and $810,000 were state and municipal obligations. The Company purchases debt securities that are in the top three investment grades (A or better) at the time that the investment is made.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities held to maturity at September 30, 1998. The yields on the municipal securities represent their taxable-equivalent yield.

                                          -----------------------------------------------------------------------------
                                                                        Over one year to          Over five years to
                                            Less than one year             five years                  ten years
                                          -----------------------  ---------------------------  -----------------------
                                                        Weighted                    Weighted                  Weighted
                                           Amortized     Average     Amortized      Average      Amortized     Average
                                              Cost        Yield        Cost          Yield          Cost        Yield
                                          ------------  ---------  -------------  ------------  ------------  ---------
                                                                         (In thousands)
U.S. Treasury and agency obligations.      $     1,007    7.94                 -       -             -            -
State and municipal obligations......                -      -       $        510     9.17%       $       300    9.31%
                                          ------------             -------------                ------------
                                           $     1,007              $        510                 $       300
                                          ============             =============                ============


                                                                  ----------------------------------------------------
                                                                                         Total
                                                                  ----------------------------------------------------
                                                                     Average
                                                                    Remaining                   Estimated    Weighted
                                                                    Years to      Amortized        Fair       Average
                                                                    Maturity         Cost         Value        Yield
                                                                  -------------  ------------  ------------  ---------
                                                                        (In thousands)
U.S. Treasury and agency obligations.                                  0.4        $     1,007   $     1,020    7.94%
State and municipal obligations......                                  4.5                810           855    9.22%
                                                                                 ------------  ------------
                                                                                  $     1,817   $     1,875
                                                                                 ============  ============

Available for Sale. At September 30, 1998, the Company had securities available for sale with an amortized cost of $107.8 million and an estimated market value of $109.1 million. Of the total, $84.8 million were U.S. Treasury or agency obligations, $1.0 million were corporate notes and bonds, and $22.0 million were marketable equity securities, primarily shares of mutual funds invested in bank or thrift eligible securities.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 1998. The yields on the municipal securities represent their taxable-equivalent yield.


                              ----------------------------------------------------------------------------
                                                            Over one year to         Over five years to
                                 Less than one year            five years                 ten years
                              ------------------------  -------------------------  -----------------------
                                             Weighted                  Weighted                  Weighted
                                Amortized     Average    Amortized      Average     Amortized     Average
                                  Cost         Yield        Cost         Yield         Cost        Yield
                              -------------  ---------  ------------  -----------  ------------  ---------
                                                         (Dollars in thousands)
U.S. Treasury and agency
obligations.................        $ 7,016    5.84%         $58,494     5.64%         $ 18,273.   6.42%
Corporate notes and bonds...              -      -             1,000     6.31%                -      -
Marketable equity
securities..................         22,021    7.91%               -       -                  -      -
                              -------------             ------------               ------------
                                    $29,037                  $59,494                   $ 18,273
                              =============             ============               ============


                              ------------------------ --------------------------------------------------
                                   Over ten years                            Total
                              ------------------------ --------------------------------------------------
                                                         Average
                                             Weighted   Remaining                  Estimated    Weighted
                                Amortized     Average    Years to     Amortized       Fair       Average
                                  Cost         Yield     Maturity       Cost         Value        Yield
                              -------------  --------- ------------  -----------  ------------  ---------
                                                          (Dollars in thousands)
U.S. Treasury and agency
obligations.................        $ 1,008    7.00%       4.5          $ 84,791      $ 86,022    5.84%
Corporate notes and bonds...              -      -         1.8             1,000         1,018    6.31%
Marketable equity
securities.................               -      -          -             22,021        22,021    7.91%
                              -------------                          -----------  ------------
                                    $ 1,008                             $107,812      $109,061
                              =============                          ===========  ============

AFFORDABLE HOUSING ACTIVITIES

The Company, through the Bank's subsidiary St. Francis Equity Properties ("SFEP"), invests in affordable housing properties throughout the State of Wisconsin. The properties qualify for tax credits under Section 42 of the Internal Revenue Code ("Code"). The Code provides a per state volume cap on the amounts of low-income housing tax credits that may be taken in each state. In order to claim a tax credit, a credit allocation must be received from the appropriate state or local housing development authority, which in Wisconsin is WHEDA. Typically, SFEP will commit to the equity funding of a specific property that a developer has submitted to WHEDA for approval and received.
The developer then builds the property, generally with financing from the Bank, with final equity funding from SFEP coming at the completion of construction. Each property is structured as a limited liability partnership ("LLP") or limited liability corporation ("LLC"), with SFEP being a 98% or 99% partner or owner in each individual LLP or LLC.

The investment in the properties is treated as an equity investment for accounting purposes and the financial condition, results of operations and cash flows of each LLP or LLC is consolidated in the Company's financial statements. The operations of the properties are not expected to contribute significantly to the Company's net income before income taxes. However, the properties do contribute in the form of income tax credits, which lower the Company's effective tax rate. Once established, the credits on each property last for ten years and are passed through from the LLP or LLC to SFEP and reduce the consolidated federal tax liability of the Company. Gross revenues of SFEP were $5.1 million, $3.4 million and $1.9 million for the years ended September 30, 1998, 1997 and 1996 respectively. Gross expenses of SFEP were $5.3 million, $3.9 million and $2.2 million for each of the three years, respectively. The net operating loss of SFEP results in an income tax benefit which is then increased by the income tax credits which totaled $4.2 million, $2.9 million and $1.6 million for the years ended September 30, 1998, 1997 and 1996, respectively.

At September 30, 1998 the amount invested in affordable housing projects was $50.8 million compared with $51.5 million at September 30, 1997. At September 30, 1998 and 1997, SFEP was a equity partner in 25 projects. The Company did not invest in any new projects during the year ended September 30, 1998 due to the level of income tax credits being recognized on current projects. The amount of tax credits eligible to be taken on the Company's consolidated income tax return is limited by the alternative minimum tax rules. The Company does not anticipate investing in any significant new projects and may sell selected projects if its tax situation is such that significant amounts of tax credits will be subject to carryforward on the Company's consolidated federal tax return.* At September 30, 1998, the Company has a low income housing credit carryforward of $877,000.

The primary risk to the Company's results of operations from the affordable housing investments involves the maintenance of the tax credits. The Company has instituted several procedures which it believes will result in the maintenance of the tax credits.* Those procedures include an outside audit of the individual LLP or LLC, including tenant compliance records. An outside audit of the original development costs, review of the LLP or LLC and tenant compliance records by the Company's staff, and a review of audit and compliance records of the LLP or LLC performed by WHEDA. The Company believes that it has maintained compliance on all of its properties and that through September 30, 1998, no income tax credits are at risk.

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

SOURCES OF FUNDS

GENERAL
The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, including brokered deposits, proceeds from principal and interest payment on loans, mortgage-backed and related securities and debt and equity securities, FHLB advances, and to a lesser extent, reverse repurchase agreements. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels, or they also may be used on a longer-term basis to support expanded lending or investment activities.* The Company utilizes advances from the FHLB and reverse repurchase agreements as sources for its borrowings. The Company is currently utilizing its capital position to increase assets by investing in primarily mortgage-backed or REMIC securities with adjustable rates or short and medium terms, and financing the purchases with advances from the FHLB that generally match the expected maturity duration of the respective securities. At September 30, 1998 and 1997, the Company had advances from the FHLB of $452.1 million or 25.9% of total liabilities, and $385.1 million or 25.1% of total liabilities, respectively. At September 30, 1998 and 1997, the Company had reverse repurchase agreements outstanding of $30.6 million or 1.8% of total liabilities, and $22.5 million or 1.5% of total liabilities, respectively. Of the Company's outstanding FHLB advances at September 30, 1998, $367.0 million will mature before September 30, 1999.

DEPOSITS
The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of demand accounts (non-interest bearing checking, interest bearing checking, money market demand accounts ("MMDA") and passbook) and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas in which its branches are located, and the Company relies principally on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types of advertising and promotions to attract and retain deposit accounts also are used. Deposit promotions may involve the use of specific advertising for a type of deposit or it may include some form of pricing incentive: either a deposit product with a higher rate than currently offered by most competitors in the Company's market area, or a temporary pricing concession for a limited period of time. For several years, the Company also has used brokered deposits as a funding source for its business activities. The brokered deposits are used to fund both general operating activities of the Company and to fund the Company's leverage program. At September 30, 1998, the Company had $214.9 million of brokered deposits, representing 17.7% of total deposits, compared to $140.8 million or 12.9% of total deposits at September 30, 1997. Maturities of brokered certificates range from three months to longer term certificates and include certificates that are callable at the option of the Company. The Company has used brokered deposits to fund operational activities when such funds offer a better or quicker funding source than retail deposits or FHLB advances.

Management monitors the Company's certificate accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.* However, management believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts as compared to retail deposits which may be established due to branch location or other intangible reasons. Management considers Company profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors in deposit offerings and promotions. The Company has been competitive in the types of accounts and interest rates it has offered on its deposit products. The Company intends to continue its efforts to attract deposits as a primary source of funds for supporting its lending and investing activities.*

At September 30, 1998, the Company had outstanding $41.9 million in certificates of deposit in amounts of $100,000 or more maturing as follows:


                                                         Amount at
                                                     September 30,1998
                                                     -----------------
                                                      (In thousands)
         Three months or less.....................    $   5,472
         Over three through six months............       10,539
         Over six months through twelve months....       15,073
         Over twelve months.......................       10,830
                                                     ----------
                     Total........................    $  41,914
                                                     ==========

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


                                                           September 30,
                                 ------------------------------------------------------------------
                                                  1998                              1997
                                 --------------------------------  --------------------------------
                                                Percent   Average                 Percent   Average
                                                of Total  Stated                  of Total  stated
                                    Amount      Deposits   Rate       Amount      Deposits   rate
                                 -------------  --------  -------  -------------  --------  -------
                                                           (In thousands)
Demand deposits:
  Non-interest bearing.........   $     66,337    5.4%       -      $     52,582    4.8%       -
  Interest bearing.............         61,821    5.1%     1.34%          54,126    5.0%     1.61%
Passbook accounts..............        133,282   11.0%     3.30%         105,356    9.7%     2.91%
Money market
  demand accounts..............        323,088   26.5%     4.81%         265,382   24.4%     4.87%
Certificates...................        632,346   52.0%     5.85%         609,690   56.1%     6.06%
                                 -------------  --------           -------------  --------
Total deposits.................   $  1,216,874   100.0%    4.75%    $  1,087,136   100.0%    4.95%
                                 =============  ========           =============  ========


                                          September 30,
                                 ---------------------------------
                                               1996
                                 ---------------------------------
                                                Percent    Average
                                                of Total   Stated
                                    Amount      Deposits    Rate
                                 -------------  --------  --------
                                             (In thousands)
Demand deposits:
  Non-interest bearing             $    34,377    3.9%       -
  Interest bearing.............         39,710    4.5%     1.49%
Passbook accounts..............         79,362    9.0%     2.87%
Money market
  Demand accounts..............        176,838   20.2%     4.53%
Certificates...................        547,397   62.4%     5.60%
                                 -------------  --------
Total deposits.................    $   877,684   100.0%    4.74%
                                 =============  ========

BORROWINGS AND OTHER FINANCING TRANSACTIONS
Although deposits are the Company's largest source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The primary source of borrowing is advances from the FHLB which are collateralized by the capital stock of the FHLB held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB will advance to member institutions for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the OTS and the FHLB. At September 30, 1998, the Company's FHLB advances totaled $452.1 million, representing 25.9% of total liabilities, up from the $385.1 million outstanding at September 30, 1997. At September 30, 1998, the Company had additional borrowing capacity of $162.1 million from the FHLB; however, additional securities may have to be pledged as collateral and additional FHLB stock may have to be purchased.

Of the Company's outstanding FHLB advances at September 30, 1998, $367.0 million will mature before September 30, 1999. Included in the amount maturing within one year are $100.0 million of convertible fixed rate advances ("CFA" or "CFAs"). A CFA is an advance that allows the FHLB to demand repayment prior to the stated maturity date of the advance in accordance with its contractual terms. In the event interest rates rise, the FHLB will more than likely exercise its right to demand repayment of the CFA.* In that case, the Bank will have the option of seeking alternative funding arrangements, if necessary, which may be to enter into another CFA at the then prevailing interest rates or entering into other funding arrangements. At September 30, 1998, the $100.0 million of outstanding CFAs have a maturity of seven to ten years and are putable by the FHLB three to six months from the contract date and quarterly thereafter.

The Company's borrowings from time to time include reverse repurchase agreements. At September 30, 1998 and 1997, the Company had $30.6 million and $22.5, respectively, of reverse repurchase agreements.

The line of credit was established by the Company for purposes of funding activities of the Company. These typically include dividends, share repurchases and acquisitions for cash such as the Kilbourn State Bank acquisition. Dividends received from the Bank are used as the primary source of cash to pay principal and interest on the line of credit. The line of credit has a maximum borrowing amount of $30.0 million and is collateralized by the stock of the Bank. At September 30, 1998 and 1997, the Company had $18.0 and $11.0 million, respectively, outstanding on the line of credit.

While increases in borrowings and changes in the collateralization levels due to market interest rate changes could require the Company to add collateral to secure its borrowings, the Company does not anticipate having a shortage of qualified collateral to pledge against its borrowings.*

The following table sets forth certain information regarding the Company's FHLB advances, borrowed funds and reverse repurchase agreements at or for the years ended on the dates indicated.


                                                                       At or for the year ended September 30,
                                                                       --------------------------------------
                                                                          1998         1997         1996
                                                                       -----------  ----------  -------------
                                                                                   (In thousands)
FHLB advances:
                 Average balance outstanding.........................    $402,929    $388,802       $344,787
                 Maximum amount outstanding at any month-end during
                   the year..........................................     469,051     422,569        373,569
                 Balance outstanding at end of year..................     452,051     385,056        373,569
                 Weighted average interest rate during the year (1)..        5.56%       5.67%          5.43%
                 Weighted average interest rate at end of year.......        5.41%       5.66%          5.45%
Reverse repurchase agreements:
                 Average balance outstanding.........................    $ 15,116    $  5,425       $    703
                 Maximum amount outstanding at any month-end during
                   the year..........................................      30,550      22,481              -
                 Balance outstanding at end of year..................      30,550      22,481              -
                 Weighted average interest rate during the year (1)..        2.31%       5.60%          5.81%
                 Weighted average interest rate at end of year.......        0.32%       5.80%             -
Bank line of credit
                 Average balance outstanding.........................    $  9,000    $  5,615              -
                 Maximum amount outstanding at any month-end during
                   the year.........................................       18,000      12,000              -
                 Balance outstanding at end of year..................      18,000      11,000              -
                 Weighted average interest rate during the year (1)..        6.94%       6.89%             -
                 Weighted average interest rate at end of year.......        6.74%       6.93%             -
Total advances, reverse repurchase agreements
and bank line of credit:
                 Average balance outstanding.........................    $427,045    $399,842       $345,490
                 Maximum amount outstanding at any month-end during
                   the year..........................................     500,601     439,875        373,569
                 Balance outstanding at end of year..................     500,601     418,537        373,569
                 Weighted average interest rate during the year (1)..        5.51%       5.69%          5.43%
                 Weighted average interest rate at end of year.......        5.16%       5.70%          5.45%

(1)              Computed on the basis of average daily balances.

SUBSIDIARY ACTIVITIES
During the fiscal year ended September 30, 1998, the Bank had three wholly-owned subsidiaries: St. Francis Insurance Services Corp. ("S-F Insurance"), St. Francis Equity Properties, Inc. ("S-F Equity"), and SF Investment Services ("SF Investment"). S-F Mortgage Corp. was liquidated on February 3, 1998.

S-F Insurance. S-F Insurance is a Wisconsin corporation. S-F Insurance offers fixed annuities, indexed annuities, life insurance, disability income and survivorship life sold exclusively through licensed agents who also are employees of the Bank. The Bank is reimbursed by S-F Insurance for administration and sales services provided by the Bank. At September 30, 1998, the Bank's total investment in S-F Insurance was approximately $253,000, and S-F Insurance's assets of $245,000 consisted primarily of cash.

S-F Equity Properties. S-F Equity Properties ("SFEP") is a Wisconsin corporation incorporated in February 1993 to own, operate and develop multi-family rental property, either as a limited partner or through other ownership status, for investment and subsequent resale.
Properties include projects for low-to-moderate income housing, which would qualify for tax credits under Section 42 of the Code. SFEP is currently a limited partner in 25 projects within the state of Wisconsin. Additionally, the Bank has provided financing to 24 of the projects. However, the primary return to the Company on these projects' is in the form of tax credits earned over the first ten years of the projects life. At September 30, 1998, the Bank had loans outstanding to such projects of $25.7 million. At September 30, 1998, the Bank's total investment in S-F Equity was approximately $3.8 million and S-F Equity's assets of $52.6 million consisted primarily of its interests in the properties developed.

SF Investment. SF Investment is a company incorporated in Nevada for the purpose of managing a portion of the Bank's investment portfolio. At September 30, 1998, the Bank's total investment in SF Investment was approximately $251.6 million and the assets consisted primarily of mortgage-related securities.

PERSONNEL

As of September 30, 1998, the Company had 371 full-time employees and 107 part-time employees. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good.

TAXATION

GENERAL
The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Company and does not purport to be a comprehensive description of all applicable tax rules.

BAD DEBT RESERVES
For the taxable years beginning before 1996, savings institutions, such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions could have been, within specified formula limits, deducted in arriving at their taxable income.

In addition, earnings appropriated for bad debt reserves and deducted for federal income tax purposes could not be used by the Bank to pay cash dividends to the Company without the payment of income taxes by the Bank at the then current income tax rate on the amount deemed distributed, which included the amount of any federal income taxes attributable to the distribution. Thus, any dividends to the Company that would have reduced amounts appropriated to the Bank's bad debt reserves and have been deducted for federal income tax purposes could have created a tax liability for the Company.

The Small Business Job Protection Act of 1996 ("the Act") repealed the reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. The Bank is now required to use the specific charge-off method. The Act also granted partial relief from the bad debt reserve "recapture" which occurs in connection with the change in method of accounting. There will not be any additional income tax expense to the Bank on recapture.

CORPORATE ALTERNATIVE MINIMUM TAX
For taxable years beginning after December 31, 1986, the Internal Revenue Code imposes an alternative minimum taxable income ("AMTI") which is imposed at a rate of 20%. From time to time the Company may be subject to Alternative Minimum Tax. The Company was subject to an environmental tax liability for the year ended September 30, 1996, which was not material.

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

The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt loans, such as for the payment of dividends or other distributions with respect to the Company's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state taxes). See "-Regulation," below for limits on the payment of dividends of the Bank and the Company.

STATE TAXATION

The State of Wisconsin imposes a tax on the Wisconsin taxable income of corporations, including savings institutions, at the rate of 7.9%.

REGULATION

The Company is a savings and loan holding company registered with and subject to regulation by the OTS under the Home Owners' Loan Act of 1933, as amended (the "HOLA"). The Company is required to file certain reports and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission (the "SEC") under the federal securities laws. The Bank, as a federally chartered savings bank, is subject to regulatory oversight by its primary regulator, the OTS.

HOLDING COMPANY REGULATIONS
The Company must obtain approval from the OTS before acquiring control of more than 5% of the voting shares of any other SAIF - insured institution. Such acquisitions generally are prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions may be permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

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

The Bank is required to file periodic reports with the OTS Regional Director and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted, examiners may, among other things, require the Bank to provide for higher general or specific loan loss reserves or write down the value of certain assets. The last regular examination by the OTS was in October 1998.

ASSESSMENTS
Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's OTS assessment for the three month period ended June 30, 1998 was $163,000, based on Bank assets as of March 31, 1998 of $1.6 billion and the current OTS assessment rate.

QUALIFIED THRIFT LENDER REQUIREMENT
In order for the Bank to exercise the powers granted to SAIF-insured institutions and maintain full access to FHLB advances, it must qualify as a qualified thrift lender ("QTL"). Under the HOLA and OTS regulations, a savings institution is required to maintain a level of qualified thrift investments equal to at least 65% of its "portfolio assets" (as defined by statute) on a monthly basis for nine out of 12 months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of the residential mortgages and related investments. As of September 30, 1998, the Company maintained 92.9% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

FEDERAL REGULATIONS
The Bank is subject to federal regulations which address various issues including, but not limited to, insurance of deposits, capital requirements, and community reinvestment requirements.

INSURANCE OF DEPOSITS
The Bank's deposits are insured up to applicable limits under the SAIF of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital -- "well capitalized," "adequately capitalized," or "undercapitalized". These three groups are then divided into three subgroups reflecting varying levels of supervisory concern, from those institutions considered to be healthy to those which are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with well capitalized, financially sound, institutions paying lower rates than are paid by undercapitalized institutions likely to pose a risk of loss to the insurance fund absent corrective actions. At present the Bank pays no deposit insurance premium based upon its risk-based classification.

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

CAPITAL REQUIREMENTS

OTS REGULATION
For the fiscal year ended September 30, 1998, the OTS capital regulations require savings institutions to meet two capital standards: (i) "tier 1 core capital" in an amount not less than 4% of adjusted total assets and (ii) "risk-based capital" of at least 8% of risk-weighted assets. Savings institutions must meet both standards to comply with the capital requirements.

For the fiscal year ended September 30, 1997, the OTS capital regulations require savings institutions to meet three capital standards: (i) "core capital" in an amount not less than 3% of adjusted total assets; (ii) "tangible capital" in an amount not less than 1.5% of adjusted total assets; and (iii) "risk-based capital" of at least 8% of risk-weighted assets. Savings institutions must meet all of the standards in order to comply with the capital requirements.

The following table summarizes the Bank's capital ratios and the ratios required by federal regulations:


                                                                                   To Be Well
                                                                               Capitalized Under
                                                            For Capital        Prompt Corrective
                                         Actual          Adequacy Purposes     Action Provisions
                                  --------------------  --------------------  --------------------
                                  Amount      Ratio      Amount      Ratio     Amount      Ratio
                                  -------  -----------  ---------  ---------  ---------  ---------
                                                           (In thousands)
As of September 30, 1998:

Tangible capital................  119,843        6.48%   >=73,966     >=4.0%  >= 92,458    >= 5.0%
Core capital....................  119,843        6.48%   >=73,966     >=4.0%  >= 92,458    >= 5.0%
Tier 1 risk-based capital.......  119,843       10.23%   >=46,846     >=4.0%  >= 70,270    >= 6.0%
Risk-based capital..............  127,373       10.88%   >=93,693     >=8.0%  >=117,116    >=10.0%

As of September 30, 1997:

Tangible capital................  117,337        7.14%   >=65,762     >=4.0%  >= 82,211    >= 5.0%
Core capital....................  117,337        7.14%   >=65,762     >=4.0%  >= 82,211    >= 5.0%
Tier 1 risk-based capital.......  117,337       11.66%   >=40,261     >=4.0%  >= 60,392    >= 6.0%
Risk-based capital..............  122,856       12.21%   >=80,523     >=8.0%  >=100,653    >=10.0%

The minimum core capital requirement is 4% of adjusted total assets (the "leverage limit" requirement). Core capital is defined to include common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and any related surplus, and minority interests in equity amounts of consolidated subsidiaries, less any unidentifiable intangible assets (other than limited amounts of purchased mortgage servicing rights, supervisory goodwill and other intangibles that meet certain salability and market valuation tests); and equity and debt investments in subsidiaries which are not "includable subsidiaries." Includable subsidiaries are defined as subsidiaries engaged solely in activities permissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities.

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

FEDERAL HOME LOAN BANK SYSTEM
The Federal Home Loan Bank System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

Members of the FHLB-Chicago are required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. Further, at no time shall advances (borrowings) from the FHLB-Chicago exceed 20 times the amount paid by such member for

FHLB-Chicago capital stock. The Bank is in compliance with these requirements with a total investment in FHLB-Chicago stock of $23.5 million at September 30, 1998.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions and make advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At September 30, 1998, the Bank had $452.1 million in advances from the FHLB-Chicago. See "Business of the Company."

RESERVE REQUIREMENTS
Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts). Under Regulation D, a depository institution must maintain average daily reserves equal to 3% on the first $47.8 million of transaction accounts. There has been a 0% reserve requirement on non-personal deposits since December 27, 1990. In addition, the first $4.7 million of otherwise reservable liabilities are exempt from the reserve requirement. The Bank must reserve for transaction accounts in excess of $47.8 million in an amount equal to 10% of such excess. These percentages and tranches are subject to adjustment by the FRB. As of September 30, 1998, the Bank met Regulation D reserve requirements.

OTHER FEDERAL LAWS

RESTRICTIONS ON LOANS TO INSIDERS
Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve establish limits on the total amount an institution may lend to its executive officers, directors, and principal shareholders, and their related interests (collectively referred to in this section as "insiders"). Generally, an insider may borrow an aggregate amount not exceeding 15% of the institution's unimpaired capital and unimpaired surplus on an unsecured basis and an additional 10% on a secured basis. The regulations limit, with certain exceptions, the aggregate amount a depository institution may lend to its insiders as a class to an amount not exceeding the institution's unimpaired capital and unimpaired surplus.

Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors. However, recent legislation permits the Bank to make loans to executive officers, directors and principal stockholders on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. An insider cannot knowingly receive, or permit a related interest to receive, a loan that violates applicable regulations. The Bank has not been significantly affected by such restrictions on loans to insiders.

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

ITEM 2. PROPERTIES

The Company conducts its business through 21 full-service locations, two limited service offices in residential retirement communities and two loan production offices. Ten of the full-service branches are located in Milwaukee County, five are in Waukesha County, four are in Washington County, one in Ozaukee County, and one is in Walworth County. Management believes the current facilities are adequate to meet the present and immediately foreseeable needs of the Company. The total net book value of property owned by the Company was $20.5 million at September 30, 1998.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved as a plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions will not have a material effect on the Company's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the three months ended September 30, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected, nor are there any family relationships among them.

JAMES C. HAZZARD, age 53, is an Executive Vice President of the Bank. Mr. Hazzard has held his position with the Bank since September 1997. From November 1994 to September 1997, Mr. Hazzard was President of Bank Wisconsin, a subsidiary of the Company that was merged into the Bank during 1997. Prior to joining Bank Wisconsin, Mr. Hazzard served as President and Chief Executive Officer of Associated Bank/F&M Bank Menomonee Falls, Wisconsin.

WILLIAM R. HOTZ, age 53, is Secretary and is an Executive Vice President of the Company and of the Bank. Mr. Hotz joined the Company in those positions in May 1997 and was appointed an Executive Vice President of the Bank in September 1997. Prior to joining the Company and the Bank, Mr. Hotz was a shareholder of the law firm of von Briesen, Purtell & Roper, s.c.

BRADLEY J. SMITH, age 43, is an Executive Vice President of the Bank. Mr. Smith became Executive Vice President of the Bank in January 1997. Prior to joining the Bank, Mr. Smith was a Senior Vice President of Provident Bank in Cincinnati, Ohio from 1993 to 1996 and a Vice President prior to 1993.

JON D. SORENSON, age 43, is Chief Financial Officer and Treasurer and is an Executive Vice President of the Company and of the Bank. Mr. Sorenson became Chief Financial Officer and Treasurer of the Company in November 1992, and of the Bank in September 1997. From December 1992 to September 1997, Mr. Sorenson was a Senior Vice President of the Bank and prior to that he was a Vice President of the Bank.

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

As of October 31, 1998, there were approximately 1,200 holders of record and approximately 2,600 beneficial holders owning a total of 4,624,683 shares.

The Company paid quarterly dividends of $0.10 per share starting in November 1995, increased the dividend to $0.12 per share in November 1996, increased it again to $0.14 per share in November 1997, and increased it again to $0.16 per share in November, 1998. No dividends were paid prior to November 1995. While there can be no assurance of the payment of future dividends, the Company anticipates that future dividends, if paid, would be paid on a quarterly basis in February, May, August and November.* Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including regulatory restrictions which affect the payment of dividends by the Company's subsidiaries to the Company.*

On September 25, 1997, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles shareholders to buy one one-hundredth of a share of the Company's preferred stock at an exercise price of $150. Rights do not become exercisable until eleven business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of the Company's common stock, or in the event a person or group owning 10% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If the Company is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are excercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire in ten years.

On October 31, 1997, the Company announced it had adopted a share repurchase program for its common stock whereby the Company could purchase up to 10% of the outstanding stock, or approximately 523,000 shares, commencing November 18, 1997 and concluding before November 18, 1998, depending upon market conditions. The repurchased shares would become treasury shares and would be used for the exercise of stock options under the stock option plan and for general corporate purposes. The share repurchase program was completed on September 14, 1998 at an average price of $40.46 per share. This was the eighth such repurchase program that the Company has undertaken. At September 30, 1998, an aggregate of 2,730,952 shares had been repurchased in all such repurchase programs at an average price of $25.01. On September 23, 1998, the Company announced it had adopted a share repurchase program for its common stock whereby the Company could purchase up to 5% of the outstanding stock, or
approximately 240,000 shares.   The repurchase program is authorized to start
September 28, 1998 and to run through September 30, 1999.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.



--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 September 30,
                                                                   1998             1997             1996             1995
--------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA:                                                                       (In thousands)
Total assets..............................................   $    1,864,176   $   1,660,649    $   1,404,116   $     1,189,215
Cash and cash equivalents.................................           30,746          42,858           22,459            20,780
Loans receivable, net.....................................          855,132         712,875          610,699           513,308
Mortgage loans held for sale..............................           23,864          24,630           20,582             1,138
Debt securities held to maturity..........................            1,817           3,833            6,215            49,928
Debt and equity securities available for sale.............          109,061          56,247           60,001             4,142
Mortgage-backed and related securities held to
    maturity..............................................           63,087          66,849           68,392           157,495
Mortgage-backed and related securities available
    for sale..............................................          634,003         620,716          519,766           360,077
Real estate held for investment...........................           29,997          51,476           36,865            24,264
Real estate held for sale.................................           20,772               -                -                 -
Deposits..................................................        1,216,874       1,087,136          877,684           688,348
Advances from the FHLB and other borrowings...............          504,677         420,228          375,034           345,681
Shareholders' equity......................................          121,545         128,530          125,179           135,228


                                                            ----------------
                                                                     1994
                                                            ----------------
SELECTED FINANCIAL DATA:
Total assets..............................................   $    1,026,806
Cash and cash equivalents.................................           15,951
Loans receivable, net.....................................          427,753
Mortgage loans held for sale..............................            2,978
Debt securities held to maturity..........................           23,804
Debt and equity securities available for sale.............            2,374
Mortgage-backed and related securities held to
    maturity..............................................          159,178
Mortgage-backed and related securities available
    for sale..............................................          336,772
Real estate held for investment...........................            9,818
Real estate held for sale.................................                -
Deposits..................................................          569,892
Advances from the FHLB and other borrowings...............          317,317
Shareholders' equity......................................          122,701

--------------------------------------------------------------------------------------------------------------------------------
                                                                                          Year Ended September 30,
                                                                   1998             1997             1996             1995
--------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:                                                           (In thousands, except per share data)
Total interest and dividend income........................   $      117,909   $     108,146    $      92,097   $        83,787
Total interest expense....................................           76,063          69,363           56,413            50,223
                                                            ---------------  --------------   --------------  ----------------
  Net interest income before provision for loan losses....           41,846          38,783           35,684            33,564
Provision for loan losses.................................            2,300           1,280            1,300               240
                                                            ---------------  --------------   --------------  ----------------
  Net interest income.....................................           39,546          37,503           34,384            33,324
Other operating income, net
Loan servicing and loan related fees......................            2,125           1,813            1,258             1,276
Impairment loss on mortgage-backed securities.............                -          (3,400)               -                 -
Securities gains/(losses).................................            1,243           2,015            3,420             3,674
Gain on sales of mortgage loans held for sale, net........            4,367           1,562            1,057               261
Other operating income....................................           11,173           6,672            4,879             3,120
                                                            ---------------  --------------   --------------  ----------------
  Total other operating income, net.......................           18,908           8,662           10,614             8,331
                                                            ---------------  --------------   --------------  ----------------
General and administrative expenses (1)...................           41,831          32,903           31,622            22,679
                                                            ---------------  --------------   --------------  ----------------
Income before income tax expense and cumulative
  effect of change in accounting principle................           16,623          13,262           13,376            18,976
Income tax expense........................................            1,826           1,544            2,911             6,277
                                                            ---------------  --------------   --------------  ----------------
       Net income.........................................   $       14,797   $      11,718    $      10,465   $        12,699
                                                            ===============  ==============   ==============  ================
       Basic earnings per share                              $         3.03   $        2.33    $        1.91   $          2.18
                                                            ===============  ==============   ==============  ================
       Diluted earnings per share.........................   $         2.85   $        2.20    $        1.82   $          2.10
                                                            ===============  ==============   ==============  ================
       Dividends per share................................   $         0.56   $        0.48    $        0.40        n/a


                                                            ----------------
                                                                     1994
                                                            ----------------
SELECTED OPERATING DATA:
Total interest and dividend income........................   $       60,133
Total interest expense....................................           31,633
                                                            ---------------
  Net interest income before provision for loan losses....           28,500
Provision for loan losses.................................              240
                                                            ---------------
  Net interest income.....................................           28,260
Other operating income, net
Loan servicing and loan related fees......................            1,116
Impairment loss on mortgage-backed securities.............                -
Securities gains/(losses).................................              (88)
Gain on sales of mortgage loans held for sale, net........              137
Other operating income....................................            2,329
                                                            ---------------
  Total other operating income, net.......................            3,494
                                                            ---------------
General and administrative expenses (1)...................           19,381
                                                            ---------------
Income before income tax expense and cumulative
  effect of change in accounting principle................           12,373
Income tax expense........................................            4,336
                                                            ---------------
       Net income.........................................   $        8,037
                                                            ===============
       Basic earnings per share                              $         1.20
                                                            ===============
       Diluted earnings per share.........................   $         1.16
                                                            ===============
       Dividends per share................................        n/a

(1) General and administrative expenses for the year ended September 30, 1996 include a one-time special SAIF assessment of $4.2 million.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 At or For the Year Ended September 30,
                                                                           1998                  1997                   1996
------------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios (4):
  Return on average assets.......................................         0.87%                  0.77%                  0.82%
  Return on average equity.......................................        11.29                   9.17                   7.81
  Shareholders' equity to total assets...........................         6.52                   7.74                   8.92
  Average shareholders' equity to average assets.................         7.71                   8.37                  10.48
  Dividend payout ratio..........................................        19.65                  21.82                  21.98
  Net interest spread during the period (1)......................         2.47                   2.45                   2.56
  Net interest margin (1)........................................         2.68                   2.73                   2.97
  General and administrative expenses to average assets..........         2.46                   2.16                   2.47
  Other.operating income to average assets.......................         1.11                   0.57                   0.83
  Average interest-earning assets to average
   interest-bearing liabilities..................................       104.41                 105.82                 108.73

Asset Quality Ratios:
  Non-performing loans to gross loans (2)........................         0.29                   0.38                   0.58
  Non-performing assets to total assets (2)......................         0.16                   0.21                   0.28
  Allowance for loan losses to gross loans.......................         0.77                   0.79                   0.78
  Allowance for loan losses to non-performing loans (2)..........       263.19                 207.08                 134.11
  Allowance for loan losses to non-performing assets (2).........       257.52                 181.82                 131.41
  Net charge-offs to average loans...............................         0.12                   0.30                   0.03

Regulatory Capital Ratios (3):
  Tangible ratio.................................................         6.48                   7.14                   6.86
  Core ratio.....................................................         6.48                   7.14                   6.86
  Tier 1 risk-based ratio........................................        10.23                  11.66                  12.60
  Total.risk-based ratio.........................................        10.88                  12.21                  13.12

Other Data:
  Number of deposit accounts.....................................      128,643                119,575                 96,880
  Number of real estate loans outstanding........................        3,486                  3,623                  3,888
  Number of real estate loans serviced...........................        8,479                  7,672                  7,101
  Mortgage loan originations (in thousands)......................     $505,849               $310,172               $238,234
  Consumer loan originations (in thousands)......................     $ 93,700                $57,157                $61,378
  Full service customer facilities...............................           21                     19                     15


                                                                    --------------------------------------
                                                                    At or For the Year Ended September 30,
                                                                          1995                 1994
                                                                    --------------------------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios (4):
  Return on average assets.......................................         1.10%                  0.87%
  Return on average equity.......................................        10.02                   6.44
  Shareholders' equity to total assets...........................        11.37                  11.95
  Average shareholders' equity to average assets.................        10.95                  13.52
  Dividend payout ratio..........................................          n/a                    n/a
  Net interest spread during the period (1)......................         2.56                   2.61
  Net interest margin (1)........................................         3.04                   3.17
  General and administrative expenses to average assets..........         1.96                   2.10
  Other operating income to average assets.......................         0.72                   0.38
  Average interest-earning assets to average
   interest-bearing liabilities..................................       110.37                 115.94

Asset Quality Ratios:
  Non-performing loans to gross loans (2)........................         0.08                   1.65
  Non-performing assets to total assets (2)......................         0.53                   0.75
  Allowance for loan losses to gross loans.......................         0.77                   0.74
  Allowance for loan losses to non-performing loans (2)..........       943.52                  44.99
  Allowance for loan losses to non-performing assets (2).........        65.06                  44.89
  Net charge-offs to average loans...............................         0.06                   0.02

Regulatory Capital Ratios (3):
  Tangible ratio.................................................         8.49                   8.97
  Core ratio.....................................................         8.49                   8.97
  Tier 1 risk-based ratio........................................        16.57                  18.97
  Total risk-based ratio.........................................        17.18                  19.54

Other Data:
  Number of deposit accounts.....................................       88,391                 75,708
  Number of real estate loans outstanding........................        4,018                  3,741
  Number of real estate loans serviced...........................        6,579                  6,272
  Mortgage loan originations (in thousands)......................     $109,366               $282,368
  Consumer loan originations (in thousands)......................      $41,444                $35,896
  Full service customer facilities...............................           13                     11

---------------------------------------------------------------------

(1) Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2) Non-performing loans consist of nonaccrual loans and troubled debt restructurings.  Non-performing assets consist of non-performing loans and foreclosed properties, which consist of real estate acquired by foreclosure or deed-in-lieu thereof.
(3) Capital ratios are those of St. Francis Bank, F.S.B. only for 1994 through 1998.
(4) Performance ratios for the year ended September 30, 1996 include the effects of the one-time special SAIF assessment of $4.2 million.

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

The earnings of the Company depend on its level of net interest income and other operating income offset by general and administrative expenses and the level of low income housing credits. Net interest income is a function of the Company's net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of average ratio of interest-earning assets as compared to interest-bearing liabilities. Other operating income consists primarily of loan servicing fees, deposit charges, gains on sales of loans and securities, income from the operation of affordable housing properties and commissions on insurance, annuity and brokerage products. General and administrative expenses consist primarily of employee compensation and benefits, occupancy and equipment costs, expenses from operation of affordable housing properties, data processing and advertising expenses. The Company's affordable housing subsidiary generates low income housing credits which reduce the Company's federal income tax expense.

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

YEAR 2000

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

The Company is adhering to the Federal Financial Institution's Examination Council ("FFIEC") Year 2000 directives that have been published since 1996, which establish policy guidelines and time frames to guide Year 2000 compliance. All management activities and plans have incorporated the FFIEC guidelines published to date.

The Company's Year 2000 compliance efforts have included completing an inventory of all products and services that may be affected by Year 2000 date related issues. Each item has been categorized as either mission critical, moderate or low priority depending on its importance to the operation of the Company's business activities. The Company is adhering to FFIEC guidelines for completing the remediation, testing and implementation for all mission critical activities by June 30, 1999. *The Company is currently on schedule to complete Year 2000 compliance activities within its designated time frame. The project is being overseen by a steering committee composed of representatives from all areas of the Company and being directed by the Company's Information Services division. Moderate and low priority issues are scheduled to be reviewed, tested and, if necessary remediated, by the middle of 1999.*

The Company utilizes a national third party provider for the bulk of its data processing needs. As a result, a large part of the Company's mission critical Year 2000 testing is for products and services processed by that service provider. The service provider has completed the remediation and testing of its systems and has had its Year 2000 compliant systems in production since June 30, 1998. The Company is in the process of independently testing its activities on that system to verify that the service provider's system functions in the Year 2000 for those services used by the Company. In October, 1998, the Company successfully completed the first phase of that testing and is scheduled to complete testing by the spring of 1999.* The Company has no custom developed system code. Therefore, the remediation phase of the Company's Year 2000 plan does not include code renovation.

In addressing the Year 2000 issue, the Company has also taken into consideration technology issues beyond its data processing activities. Non-data processing systems include equipment in use which is not defined as computer hardware or software. Such equipment could result in service or product breakdown if not Year 2000 compliant. As part of its Year 2000 plan, the Company has addressed such items as alarm systems, elevators, keyless entry systems, telephone and data systems and others. The impact and status of these items are being reviewed in the same manner as the Company's data processing systems.

The Year 2000 issue also may affect the Company's customers who may experience a disruption in business that could potentially result in financial difficulties and eventually result in an inability to repay their loans. The Company includes as part of its normal underwriting standards consideration of the Year 2000 credit risk. The assessment is made through personal contact and a questionnaire, which allows the Company to review the customer's Year 2000 awareness and compliance efforts. This process results in an overview of the customer's preparedness but does not give absolute assurance that the customer will not have problems with Year 2000 issues. The potential impact of Year 2000 on the customer's ability to repay loans can not be determined at this time.

The estimated costs of the Year 2000 issue are not expected to have a significant impact on the Company's results of operations, liquidity or capital resources. Direct costs of the Year 2000 issue have been estimated to not exceed $500,000 per year for the fiscal years ending September 30, 1998, 1999 and 2000. The primary direct costs include compensation and benefits paid to staff dedicated solely to the Year 2000 issue, direct costs paid to vendors or others related to Year 2000 preparedness and the income statement effect of hardware and software purchased to replace items not Year 2000 compliant. The figure does not include costs considered by the Company to be indirect costs. The primary indirect cost includes the time and effort of many of the Company's employees to prepare for the Year 2000 in addition to performing their normal work routines. The costs of the Year 2000 project are based on the Company's best estimates, which include numerous assumptions about future events. Actual costs may differ due to actual events being different than those assumed at the time the cost estimates were prepared.

The Company presently believes that the compliance effort can and will be completed prior to the Year 2000.* However, if required product or service upgrades are not complete by that time, the Year 2000 issues could disrupt normal business operations.* Although not expected at this time, the most likely worst case scenario includes the Company being unable to process some or all of its transactions on a temporary basis.* Because of the nature of this scenario, the Company is in the process of establishing contingency plans for all mission critical services.* Those contingency plans will also be tested as part of the Company's Year 2000 preparedness.* Additionally, a business resumption plan is being developed to mitigate risks associated with the failure of mission critical systems.* The Year 2000 business resumption contingency plan will be designed to ensure that mission critical core banking processes will continue if one or more supporting systems fail and to allow for limited transaction processing until the Year 2000 problems are fixed.*

Readers should be cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's disclosures regarding "Forward-Looking Statements" on page 3.


FINANCIAL CONDITION

Mortgage-backed and related securities, including securities available for sale, increased to $697.1 million at September 30, 1998 from $687.6 million at September 30, 1997, which represented 37.4% and 41.4% of total assets, respectively. The Company is utilizing its capital position to increase earning assets by investing in mortgage-backed and related securities with adjustable interest rates or with short and medium terms of two to five years. The assets are financed primarily with FHLB advances or brokered certificates of deposit that generally match the expected repricing period or average lives of the respective securities. The Company purchases mortgage-backed securities that are guaranteed by both government sponsored enterprises such as FHLMC, FNMA and GNMA as well as securities that are issued by private mortgage security conduits. These securities have credit ratings of A or better at the time of purchase and meet the Federal Financial Institutions Examination Council definition of low-risk securities. Mortgage-backed securities issued by government sponsored enterprises generally increase the quality of the Company's assets by virtue of the guarantees that back them. When the intermediary is a private entity, neither the principal or interest on such securities is guaranteed. In addition, loans that back private mortgage-backed securities generally are non-conforming loans and consequently have a greater amount of credit risk and generally will have a higher yield. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of their lower level of interest rate risk and low credit risk in relation to the interest earned on such securities.

During the year ended September 30, 1997, the Company recorded declines in fair value judged to be other than temporary on four of its private issue mortgage-backed securities. The securities were written down to fair value and an impairment loss of $3.4 million was recorded in the Company's income statement. Prior to the adjustment, the Company's cost basis in these securities was $12.5 million. The impairment loss resulted in a new cost basis of $9.1 million for these four issues. The four issues under impairment were private issue mortgage-backed securities backed by single-family loans relating to properties located primarily in California. The underlying loans had experienced significant delinquencies and foreclosures and the Company learned that recoveries on these loans were less than previously realized and that the various subordinate and cash positions within the mortgage-backed structures no longer protected the Company's position in the securities. The Company wrote these securities down to fair value, which is a level where the remaining cash flows should provide a return at a market rate of interest income on the remaining cost basis. During the year ended September 30, 1998, one of the impaired issues, with a cost basis of $7.2 million, was sold at a gain of $151,000. At September 30, 1998, the cost basis and market value of the impaired securities was $479,000 and 412,000, respectively, compared with $9.1 million and $9.1 million, respectively, at September 30, 1997.

Net loans receivable, including loans held for sale, increased $141.5 million to $879.0 million at September 30, 1998 from $737.5 million at September 30, 1997. The Company has been actively diversifying its loan portfolio in recent years and as a result, the increase in loans was due to a variety of lending areas including commercial real estate, single-family construction, home equity lines of credit, commercial and automobile lending. Gross commercial real estate loans increased by $82.6 million to $170.6 million. Commercial real estate lending was a growth area for the Company during the current year due to the low interest rate environment in effect throughout the year. During periods of low interest rates owners of commercial real estate loans tend to refinance their loans to improve cash flows. The Company has made this an area of emphasis in recent years and thus was positioned to originate a significant amount of commercial real estate loans. Originations of commercial real estate loans were $105.4 million for the year ended September 30, 1998 compared with $36.6 million in the prior year. Single-family construction loans increased $24.8 million to $71.1 million. The Company has also emphasized this area in recent years and the low interest environment created a higher-than normal demand for this product which the Company was positioned to originate. As the interest rate and housing cycles change, expectations would be that this portion of the loan portfolio would decrease in size in relation to the rest of the loan portfolio.* Home equity lines of credit increased $27.7 million to $143.0 million, commercial loans increased $21.8 million to $93.9 million and automobile loans increased $16.8 million to $32.2 million. All increases are the result of the Company's continued expansion into commercial and consumer banking. The low interest rate environment resulted in significant levels of activity in the Company's total loan portfolio. Low interest rates generally lead to greater volume of loan originations, but also tend to result in much higher levels of repayments. In addition, the Company is more likely to originate more fixed rate mortgage loans which are generally sold into the secondary market.* Thus the higher level of originations does not necessarily lead to a proportionate increase in loans outstanding.

Real estate held for investment and for sale decreased due to depreciation of $707,000 to $50.8 million at September 30, 1998, from $51.5 million at September 30, 1997. Real estate held for investment consists of affordable housing projects in which a subsidiary of the Bank invests, which qualify for tax credits under Section 42 of the Internal Revenue Code. The subsidiary currently is a limited partner in 25 projects all within the state of Wisconsin. The Company did not invest in any new projects during the year ended September 30, 1998 due to the level of income tax credits being recognized on current projects. The held for sale projects consist of 13 of the Company's affordable housing investments with an aggregate carrying value of $20.8 million as of September 30, 1998. The properties are expected to be sold prior to the end of the next fiscal year at a yet to be determined gain. The properties are carried at the lower of cost or market value and at September 30, 1998, no impairment writedown was necessary. The Company's decision to dispose of several properties was the result of a review of its consolidated federal tax return. Under the alternative minimum tax rules, the Company is currently carrying forward affordable housing tax credits that it has not utilized on its tax return. Although all tax credits are expected to be used before their expiration, sale of the properties will allow the Company to utilize the tax credits sooner on its consolidated federal tax return.

Deposits increased $129.7 million to $1.22 billion at September 30, 1998 from $1.09 billion at September 30, 1997. The increase in deposits was primarily due to increases of $57.7 million in money market demand account deposits, $27.9 million in passbook accounts, $22.7 million in certificates of deposit and $21.5 million in checking accounts. The majority of the money market demand accounts are tied to a national money market fund index and compete with money market funds. The increase in passbook accounts was due to the introduction during the year of a money market passbook account. The account was a hybrid of a traditional passbook account and a money market account. As such it paid an interest rate higher than traditional passbooks but lower than the Company's money market demand account. At September 30, 1998, certificates of deposits included $214.9 million in brokered certificates of deposit compared with $140.8 million at September 30, 1997. The brokered deposits are generally of terms from three months to ten years in maturity with interest rates that approximate the Company's retail certificate rates. Although the Company has experienced growth in its deposit liabilities during 1998, there can be no assurance that this trend will continue in the future, nor can there be any assurance the Company will retain the deposits it now has.* The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings increased to $504.7 million at September 30, 1998, from $420.2 million at September 30, 1997. The Company uses wholesale funding sources, primarily advances from the Federal Home Loan Bank of Chicago, to fund both its leveraging activities and to fund that part of loan growth not funded by growth in retail deposits.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997 GENERAL
Net income for the year ended September 30, 1998 increased $3.1 million or 26.3% to $14.8 million from $11.7 million for the year ended September 30, 1997. Factors causing the change in net income included a

$3.1 million increase in net interest income before provision for loan losses and a $10.2 million increase in other operating income offset by an increase of $1.0 million in the provision for loan losses and an increase of $8.9 million in general and administrative expenses. Including in other operating income for the prior year was an impairment loss of $3.4 million on mortgage-backed and related securities.

NET INTEREST INCOME
Net interest income before provision for loan losses increased $3.0 million or 7.9% to $41.8 million for the year ended September 30, 1998 compared to $38.8 million for the year ended September 30, 1997. The increase was due to an increase of $142.7 million in average earning assets, partially offset by a decrease in the net interest margin to 2.68% in 1998 from 2.73% in 1997. While the Company has adopted interest rate risk policies in an effort to protect net interest income from significant increases or decreases in interest rates, the Company's net income could still be affected by a narrowing of its net interest rate spread.

Total interest income increased $9.8 million or 9.0% to $117.9 million for the year ended September 30, 1998 compared to $108.1 million for the year ended September 30, 1997. The increase in interest income was primarily the result of a $10.1 million increase in interest on loans. The increase in interest on loans was due to an increase in the average balance of loans to $800.8 million for the year ended September 30, 1998, compared to $677.9 million for the year ended September 30, 1997, partially offset by a decrease in the average yield on loans which decreased to 8.46% for the year ended September 30, 1998, from 8.50% for the year ended September 30, 1997. The increase in the average balance of loans is primarily due to the Company's efforts to increase its emphasis on commercial and consumer lending. However, such loans, while potentially resulting ultimately in higher yields for the Company, may result in a higher level of credit risk than conventional mortgage loans. The decrease in the average yield is primarily due to the lower interest rate environment in effect during the year. As loans repay, they are replaced in the Company's portfolio by new loans which generally have lower interest rates than the loans previously put in the portfolio.

Total interest expense increased $6.7 million or 9.7% to $76.1 million for the year ended September 30, 1998 compared to $69.4 million for the year ended September 30, 1997. Interest expense on deposits increased $5.3 million or 10.2% to $52.3 million for the year ended September 30, 1998 compared to $47.0 million for the year ended September 30, 1997. The average balance of deposits increased to $1.12 billion for the year ended September 30, 1998, from $979.3 million for the year ended September 30, 1997. The increases in the balances of deposits are due to growth in retail deposit products and an increase in brokered certificates of deposit. The average cost of deposits decreased to 4.67% for the year ended September 30, 1998, from 5.03% for the year ended September 30, 1997. Brokered deposits increased to $214.9 million during the year compared to $140.8 million in 1997 at weighted average stated rates of 6.15% and 6.49%, respectively. The higher cost of the brokered certificates reflects the use of longer-term callable brokered deposits to fund the Company's leverage program. The Company then, in effect, lowers the cost of the deposits through the use of interest rate swaps to rates approximating short-term rates. This funding then matches the interest rate characteristics of the related asset, which is generally a short-term adjusting mortgage-backed security. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio.

PROVISION FOR LOAN LOSSES
The provision for loan losses increased $1.0 million or 79.7% to $2.3 million for the year ended September 30, 1998 compared with $1.3 million for the year ended September 30, 1997. The Company has been increasing its allowance for loan losses to account for the diversification of the loan portfolio into loans that are generally assumed to have a greater degree of credit risk than the single family mortgage loans that had previously been a larger portion of the loan portfolio. The allowance for loan losses totaled $7.5 million and $6.2 million at September 30, 1998 and 1997, respectively, representing 0.77% and 0.79% of total gross loans, respectively. Net charge-offs were $972,000 during the year ended September 30, 1998 and $2.0 million during the year ended September 30, 1997. Defaults of purchased subprime auto loans and related repossessed autos sold during the year resulted in charge-offs of $372,000 and $1.9 million for the years ended September 30, 1998 and 1997, respectively. The auto loan charge-offs relate to loans purchased in 1995 and 1996 under a warehouse financing arrangement. The Company has not purchased similar type loans since February, 1996. The provision for loan loss is established based on management's evaluation of the risk inherent in its loan portfolio and the general economy.

OTHER OPERATING INCOME
Other operating income increased $10.2 million or 118.3% to $18.9 million for the year ended September 30, 1998 compared to $8.7 million for the year ended September 30, 1997. The increase was primarily due to a $3.4 million impairment loss in the prior year, increased gains on mortgage loans held for sale, increased deposit fee income, interest on a state tax refund and increased income from the Company's affordable housing subsidiary. The increases were partially offset by a decline in security gains. Gains on the sale of mortgage loans increased to $4.4 million for the year ended September 30, 1998 compared with $1.6 million for the prior year. The low level of interest rates in effect during the current year have resulted in a significant increase in the origination of fixed rate mortgage loans. The Company generally sells such loans in the secondary market and resulting gains have been significantly higher than the prior year. Deposit fees and service charges increased to $3.5 million for the year ended September 30, 1998 compared with $2.2 million in the prior year. The Company has been increasing its mix of deposit accounts that generate various fee incomes such as overdraft fees and ATM surcharges. The competitive market in which the Company operates has also changed in the past year to a greater acceptance of fee based services. Other operating income for the year ended September 30, 1998 includes $795,000 related to a refund of state income taxes related to a prior year's tax audit. The interest portion of the refund is included in other operating income while the portion that is a refund of previous taxes paid reduces current income tax expense. Gains on investments and mortgage-backed and related securities were $1.2 million for the year ended September 30, 1998, compared to $2.0 million for the year ended September 30, 1997. The gains recognized were primarily due to declining interest rates and the Company's continuing review of its mortgage-backed securities portfolio. During the year the Company will sell securities from its mortgage-backed securities portfolio and replace them with similar securities with more favorable interest rate and maturity characteristics. This is generally done when, in the opinion of management, a security being held in portfolio appears to be overvalued and the Company will receive greater economic value by selling the security rather than retaining it. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $5.1 million from $3.4 million for the years ended September 30, 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $8.9 million or 27.1% to $41.8 million for the year ended September 30, 1998, compared to $32.9 million for the year ended September 30, 1997. The increase in general and administrative expenses was primarily due to increases in: 1) compensation and benefits, 2) office building and equipment expenses, 3) an increase in affordable housing expenses and 4) the settlement of a borrower lawsuit which increased other operating expenses by $684,000. The compensation, office building and equipment expenses increased due to the Company's increasing level of banking assets and expansion of new lines of business and its expansion of branch locations. Over the last several years, the Company has been putting in place the organizational and physical structure necessary to expand its existing business lines and to increase its emphasis on newer lines of business. In particular, the Company has expanded its commercial lending capabilities, increased the number of physical branch locations, put in place an investment products division and improved its level of technology. Included in these cost areas are the costs of the Year 2000 issue which the Company estimates to not exceed $500,000 each year. The increase in the affordable housing expenses is due to the completion of the Company's investment program. It is expected that these expenses will not significantly increase in future years.* The borrower lawsuit was brought in connection with a contractor that went out of business before completing home improvement work on properties on which the Bank was the lender. The settlement resulted in an expense of $684,000 over the course of the year.

INCOME TAX EXPENSE
Income tax expense increased by $282,000 or 18.3% to $1.8 million for the year ended September 30, 1998 compared to $1.5 million for the year ended September 30, 1997. The Company's effective tax rate was 11.0% for the year ended September 30, 1998, compared to 11.6% for the year ended September 30, 1997. The Company's effective tax rate is significantly lower than the combined federal and state tax rates due to the effect of the tax credits earned by the Company's affordable housing subsidiary. Income tax credits increased to $4.2 million for the year ended September 30, 1998, compared to $2.9 million in the prior year. The amount of credits eligible to be taken on the Company's consolidated federal tax return is limited by the alternative minimum tax rules. The Company does not anticipate investing in significant new projects and may sell selected projects if its tax situation is such that significant amounts of tax credits will be subject to carryforward on the Company's
consolidated federal tax return.*   In addition, during the year ended
September 30, 1998, the Company recognized the effect of a refund of state income taxes of $780,000 related to a prior year's tax audit.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996 GENERAL
Net income for the year ended September 30, 1997 increased $1.2 million or 12.0% to $11.7 million from $10.5 million for the year ended September 30, 1996. The recent results include the operations of Kilbourn State Bank since its acquisition on February 28, 1997. The prior year results were significantly affected by a one-time industry-wide assessment of $2.5 million, after tax, for the recapitalization of the SAIF. The increase in net income was primarily the result of an increase in earning assets, which resulted in a $3.1 million increase in net interest income and a $1.4 million decrease in income tax expense, partially offset by a $2.0 million decrease in other income and a $1.3 million increase in general and administrative expenses. The decrease in other income was primarily due to a $3.4 million writedown to reflect an impairment loss in the Company's mortgage-backed securities portfolio.

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

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $1.3 million or 4.1% to $32.9 million for the year ended September 30, 1997, compared to $31.6 million for the year ended September 30, 1996. The prior year included a one-time charge of $4.2 million for the recapitalization of the SAIF. General operating expenses of the Company have increased for various reasons, including: 1) costs associated with the Kilbourn State Bank acquisition, 2) the opening of four new branches, 3) the establishment of a centralized call center, 4) expansion of the Company's lending areas and 5) other increased activity connected with the Company's higher level of earning assets. In addition, the affordable housing subsidiary showed an increase in operating expenses to $3.9 million compared with $2.2 million in the prior year, primarily as a result of the Company currently having 23 properties fully in operation compared to 15 in the prior year. Amortization of intangible assets increased to $834,000 for the year ended September 30, 1997 compared with $446,000 during the prior year due to the purchase of Kilbourn State Bank during the year.

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

AVERAGE BALANCE SHEET
The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income for the years ended September 30, 1998, 1997 and 1996, and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. The amount of interest income resulting from the recognition of loan fees was $453,000, $159,000 and $457,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Interest income on non-accruing loans is reflected in the year that it is collected. Such amounts are not material to net interest income or net change in net interest income in any year. Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Tax-exempt investments are immaterial and the tax-equivalent method of presentation is not included in the schedule. Interest rate swaps, which are accounted for as a hedge of the cost of various liabilities, are included in the category of liability being hedged.


                                                                           YEAR ENDED SEPTEMBER 30,
                                         -------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET                                   1998                           1997                           1996
                                         -------------------------------------------------------------------------------------------
                                                                AVERAGE                         AVERAGE                      AVERAGE
                                           AVERAGE               YIELD/    AVERAGE               YIELD/   AVERAGE            YIELD/
                                           BALANCE    INTEREST   COST      BALANCE   INTEREST     COST    BALANCE   INTEREST  COST
                                         ----------   --------  -------  ----------  --------   ------- ----------  -------  -------
                                                                               (In thousands)
ASSETS
Federal funds sold and overnight
  deposits.............................. $   21,370   $  1,177   5.51%   $   19,089  $  1,048    5.49%  $   16,110  $   864   5.36%
Trading account securities..............      1,047         78   7.45         3,183       224    7.04           41        3   7.32
Debt and equity securities..............     73,604      4,282   5.82        71,042     4,634    6.52       54,213    3,329   6.14
Mortgage-backed and related securities..    643,243     43,207   6.72       627,393    43,266    6.90      559,531   39,163   7.00
Loans:
  First mortgage........................    466,027     38,045   8.16       419,827    34,460    8.21      357,529   29,324   8.20
  Home equity...........................    132,402     11,847   8.95       101,962     9,555    9.37       81,842    7,889   9.64
  Consumer..............................    118,209     10,523   8.90       107,972     9,337    8.65       95,093    8,513   8.95
  Commercial and agricultural...........     84,117      7,314   8.70        48,169     4,249    8.82       19,202    1,786   9.30
                                         ----------   --------           ----------  --------           ----------  -------
  Total loans...........................    800,755     67,729   8.46       677,930    57,601    8.50      553,666   47,512   8.58
Federal Home Loan Bank stock............     21,418      1,436   6.70        20,084     1,373    6.84       17,859    1,226   6.86
                                         ----------   --------           ----------  --------           ----------  -------
  Total earning assets..................  1,561,437    117,909   7.55     1,418,721   108,146    7.62    1,201,420   92,097   7.67
                                                      --------                       --------                       -------
Valuation allowances....................     (7,582)                         (7,394)                        (3,798)
Cash and due from banks.................     29,292                          23,032                         14,334
Other assets............................    116,901                          91,979                         66,441
                                         ----------                      ----------                     ----------
  Total assets.......................... $1,700,048                      $1,526,338                     $1,278,397
                                         ==========                      ==========                     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts.......................... $   63,935   $    861   1.35    $   50,433  $    843    1.67   $   42,013  $   614   1.46
  Money market demand accounts..........    282,199     13,866   4.91       216,715    10,306    4.76      147,121    6,787   4.61
  Passbook..............................    128,046      4,187   3.27        91,586     2,617    2.86       84,078    2,392   2.84
  Certificates of deposit...............    584,583     33,344   5.70       576,133    33,226    5.77      484,051   27,817   5.75
                                         ----------   --------           ----------  --------           ----------  -------
    Total interest-bearing deposits.....  1,058,763     52,258   4.94       934,867    46,992    5.03      757,263   37,610   4.97
Advances and other borrowings...........    431,129     23,779   5.52       399,842    22,338    5.59      341,184   18,765   5.50
Advances from borrowers for taxes and
  insurance.............................      5,569         26   0.47         5,967        33    0.55        6,477       38   0.59
                                         ----------   --------           ----------  --------           ----------  -------
    Total interest-bearing liabilities..  1,495,461     76,063   5.09     1,340,676    69,363    5.17    1,104,924   56,413   5.11
                                                      --------                       --------                       -------
Non-interest bearing deposits...........     60,676                          44,453                         27,812
Other liabilities.......................     12,896                          13,384                         11,721
Shareholders' equity....................    131,015                         127,825                        133,940
                                         ----------                      ----------                     ----------
Total liabilities and shareholders'
  equity................................ $1,700,048                      $1,526,338                     $1,278,397
                                         ==========                      ==========                     ==========
Net interest income.....................              $ 41,846                       $ 38,783                       $35,684
                                                      ========                       ========                       =======
Net yield on interest-earning assets....                         2.68%                           2.73%                        2.97%
Interest rate spread....................                         2.47                            2.45                         2.56
Ratio of earning assets to
  interest-bearing liabilities..........                       104.41                          105.82                       108.73



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





                                                                             YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------------

                                                   1998 COMPARED TO 1997                               1997 COMPARED TO 1996
                                                 INCREASE (DECREASE) DUE TO                          INCREASE (DECREASE) DUE TO
                                             ---------------------------------------------------------------------------------------
                                                                   RATE/                                     RATE/
(In thousands)                              RATE       VOLUME      VOLUME       NET    RATE     VOLUME       VOLUME        NET
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Federal funds sold and overnight
  deposits................................  $     3     $   125        1     $   129    $    20     $   160    $   4     $   184
Trading account securities................       13        (150)      (9)       (146)         -         230       (9)        221
Debt and equity securities................     (501)        167      (18)       (352)       207       1,033       65       1,305
Mortgage-backed and related
  securities..............................   (1,124)      1,093      (28)        (59)      (577)      4,750      (70)      4,103
Loans:
  Mortgage................................     (187)      3,793      (21)      3,585         22       5,110        4       5,136
  Home equity.............................     (432)      2,853     (129)      2,292       (219)      1,939      (54)      1,666
  Consumer................................      275         885       26       1,186       (290)      1,153      (39)        824
  Commercial and agriculture..............      (61)      3,171      (45)      3,065        (92)      2,694     (139)      2,463
                                            --------   ---------   ------   ---------   --------   ---------   ------   ---------
    Gross loans receivable................     (405)     10,702     (169)     10,128       (579)     10,896     (228)     10,089
Federal Home Loan Bank stock..............      (26)         91       (2)         63         (5)        153       (1)        147
                                            --------   ---------   ------   ---------   --------   ---------   ------   ---------
     Change in interest income............   (2,040)     12,028     (225)      9,763       (934)     17,222     (239)     16,049
INTEREST-BEARING LIABILITIES:
Deposits:
  NOW accounts............................     (164)        226      (44)         18         88         123       18         229
  Money market demand accounts............      342       3,114      104       3,560        209       3,211       99       3,519
  Passbook................................      378       1,042      150       1,570         10         214        1         225
  Certificates of deposit.................     (364)        487       (5)        118         28       5,291       90       5,409
                                            --------   ---------   ------   ---------   --------   ---------   ------   ---------
    Total deposits........................      192       4,869      205       5,266        335       8,839      208       9,382
Advances and other borrowings.............     (285)      1,748      (22)      1,441        362       3,226      (15)      3,573
Advances from borrowers for taxes
 and insurance............................       (5)         (2)       -          (7)        (2)         (3)       -          (5)
                                            --------   ---------   ------   ---------   --------   ---------   ------   ---------
    Change in interest expense............      (98)      6,615      183       6,700        695      12,062      193      12,950
                                            --------   ---------   ------   ---------   --------   ---------   ------   ---------
    Change in net interest income.........  $(1,942)    $ 5,413    $(408)    $ 3,063    $(1,629)    $ 5,160    $(432)    $ 3,099
                                            ========   =========   ======   =========   ========   =========   ======   =========

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

In an attempt to manage vulnerability to interest rate changes, management closely monitors the Company's interest rate risks. The Company has established its investment strategies through an Asset/Liability Committee, which reports to the Board of Directors. The Committee generally meets monthly and reviews the Company's interest rate risk position, maturing securities and borrowings, interest rates and programs for raising deposits, including retail and brokered and nonbrokered wholesale deposits, and originating and purchasing of loans, and develops policies dealing with these issues. The Company primarily seeks to manage its interest rate risk through structuring its balance sheet by investing in a variety of different types of financial instruments in order to reduce its vulnerability to changes in interest rates and to enhance its income. The Company's assets and liabilities maturing and repricing within one year generally result in a negative one-year gap, which is when the level of liabilities maturing or repricing within one year are greater than the level of assets maturing or repricing within the same period of time. If interest rates were to rise significantly, and for a prolonged period, the Company's operating results could be adversely affected. The Company attempts to maintain a negative one-year gap of less than 15% of total assets. If in the estimation of management, the one-year gap exceeded or was soon to exceed that limit, actions would be taken to reduce the Company's exposure to rising interest rates.

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

The Company continues to closely monitor its interest rate risk as that risk relates to its strategies. At September 30, 1998, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $178.0 million, representing a negative cumulative one year gap ratio of 9.6%, compared to a negative cumulative one year gap ratio of 10.8% at September 30, 1997. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect upon its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which results in the reinvestment of such proceeds at market rates which are lower than current rates.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1998:

                                                                               More than       More than
                                                 Within        Four to         One Year          Three
                                                  Three        Twelve          to Three         Years to   Over Five
                                                 Months        Months           Years          Five Years    Years       Total
                                                ---------    ----------       ---------        ----------  --------   -----------
                                                                           (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
  Fixed......................................   $ 40,978     $  23,581        $  52,092        $ 31,718    $ 70,770   $  219,139
  Variable...................................    121,983        89,335           70,518          58,670      18,821      359,327
Consumer loans (2)...........................    150,535        43,665           16,408          29,367      36,691      276,666
Mortgage-backed and related securities.......      4,439        10,187           30,956          10,467       7,038       63,087
Assets available for sale:
  Mortgage loans.............................     23,864             -                -               -           -       23,864
  Fixed rate mortgage related................     30,694        78,857          114,946          36,628           -      261,125
  Variable rate mortgage related.............    258,205       114,673                -               -           -      372,878
  Investment securities......................     81,834        24,182            3,045               -           -      109,061
Trading account securities...................          -             -                -               -           -            -
Other assets.................................     31,344             -                -               -         811       32,155
                                                --------     ---------        ---------        --------    --------   ----------
 .............................................   $743,876     $ 384,480        $ 287,965        $166,850    $134,131   $1,717,302
                                                ========     =========        =========        ========    ========   ==========
INTEREST-BEARING LIABILITIES:
Deposits: (3)
  NOW accounts...............................   $  5,735     $  17,203        $  23,555        $  9,349    $  6,153   $   61,995
  Passbook savings accounts..................      3,911        11,732           23,761          16,369      36,247       92,020
  Money market deposit accounts..............     82,448       247,165           25,908           6,477       2,159      364,157
  Certificates of deposit....................    150,284       413,733           59,834           8,399          36      632,286
Borrowings (4)...............................    374,165             -          130,512               -           -      504,677
Impact of interest rate swaps................    160,000      (160,000)               -               -           -            -
                                                --------     ---------        ---------        --------    --------   ----------
  Total......................................   $776,543     $ 529,833        $ 263,570        $ 40,594    $ 44,595   $1,655,135
                                                ========     =========        =========        ========    ========   ==========
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities....    $(32,667)    $(145,353)       $  24,395        $126,256    $ 89,536   $   62,167
                                                ========     =========        =========        ========    ========   ==========
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities.........................    $(32,667)    $(178,020)       $(153,625)       $(27,369)   $ 62,167
                                                ========     =========        =========        ========    ========
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
Assets......................................       -1.75%        -9.55%           -8.24%          -1.47%       3.34%
                                                ========     =========        =========        ========    ========

(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics, modified for forecasted statistics using the Public Securities Association model of prepayments.* For fixed rate mortgage loans and mortgage-backed and related securities, annual prepayment rates ranging from 8% to 30%, based on the loan coupon rate, were used.
(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $92.7 million at September 30, 1998.
(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $328.0 million or 17.6% of total assets.
(4) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

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

The Company enters into interest rate exchange agreements ("swaps") from time to time in order to reduce the interest rate risk associated with certain liabilities. The agreements have been both fixed-pay, floating-receive swaps whereby the Company pays interest at a fixed rate and receives interest at a floating rate based on a notional amount of principal, locking in a fixed cost of funds and fixed-receive, floating-pay swaps whereby the Company receives interest at a fixed rate and pays interest at a floating rate based on a notional amount of principal, locking in a floating cost of funds. The net interest income or expense resulting from the differential between exchanging floating rate and fixed rate interest payments is recorded on a current basis. There are certain risks associated with swaps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the swap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into swap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps and the correlation between the hedged liabilities and indices utilized.
Generally, the swaps have been designed to more accurately match the interest cash flows of certain liabilities used to fund specific assets to the interest rate characteristics of those assets. However, there is no assurance that in the event interest rates change, the swaps will move on the same basis or in the same amounts as its cost of funds. At September 30, 1998 and 1997, the Company had interest rate swaps outstanding with a notional amount of $225.0 million and $163.0 million, respectively. $235.0 million is the largest aggregate notional amount of the Company's interest rate swaps at any one time over the past five years.

The agreements consist of the following:



Notional
 Amount                                Maturity       Call       Fixed  Variable
 (000s)               Type               Date         Date       Rate     Rate
--------------------------------------------------------------------------------
$10,000    Fixed Pay-Floating Receive    1998    not applicable  4.93     5.61
 15,000    Fixed Pay-Floating Receive    1998    not applicable  5.25     5.61
 10,000    Fixed Pay-Floating Receive    1998    not applicable  5.23     5.69
 10,000    Fixed Pay-Floating Receive    1998    not applicable  5.43     5.59
 10,000    Fixed Receive-Floating Pay    1998    not applicable  6.10     5.50
 15,000    Fixed Receive-Floating Pay    2003         1999       6.00     5.51
 15,000    Fixed Receive-Floating Pay    2005         1999       6.10     5.52
 15,000    Fixed Receive-Floating Pay    2005         1999       6.25     5.36
 10,000    Fixed Receive-Floating Pay    2003         1999       6.58     5.59
  5,000    Fixed Receive-Floating Pay    2003         1999       6.47     5.59
 10,000    Fixed Receive-Floating Pay    2003         1999       6.53     5.59
  5,000    Fixed Receive-Floating Pay    2003         1999       6.49     5.59
 10,000    Fixed Receive-Floating Pay    2007         1998       6.90     5.53
 15,000    Fixed Receive-Floating Pay    2007         1999       7.15     5.29
 15,000    Fixed Receive-Floating Pay    2007         1999       7.05     5.55
 10,000    Fixed Receive-Floating Pay    2007         1999       7.13     5.55
 15,000    Fixed Receive-Floating Pay    2005         1999       6.00     5.47
 15,000    Fixed Receive-Floating Pay    2007         1999       6.90     5.51
 15,000    Fixed Receive-Floating Pay    2008         1999       6.30     5.55

For the years ended September 30, 1998, 1997 and 1996, the Company realized net interest income on interest rate exchange agreement activity of $1.9 million,
$752,000 and $413,000, respectively.   While this activity resulted in net
interest income in fiscal years 1998, 1997 and 1996, the Company effectively matched the related funding costs of certain assets with the interest rate characteristics of those assets. The Company's Investment Policy limits the notional amount of outstanding interest rate exchange agreements to $450.0 million. Any notional amounts of interest rate exchange agreements in excess of $450.0 million must be approved by the Company's Board of Directors.

The Company use interest rate corridors to help protect its net interest margin in various interest rate environments. The corridors pay the Company 1.0% per annum of the notional amount over its life only when the three-month LIBOR rate is between the corridor strike rates (inclusive of the strike rate). There are no payments due to the Company when the three-month LIBOR rate is outside the corridor strike rates.

The interest rate corridors consist of the following:


-------------------------------------------------------------------------------
Notional
 Amount                                                Maturity
 (000s)                  Payment Type                    Date    Strike Rates
-------------------------------------------------------------------------------
$5,000    1.0% when three-month LIBOR within corridor    2000    7.00%-8.00%
 5,000    1.0% when three-month LIBOR within corridor    2000    7.50%-8.50%

The Company also utilizes financial futures or options to manage anticipated increases in interest rates and the resulting decline in the market prices of its mortgage loan production. The options provide a practical floor and cap on portfolio market values for moderate interest rate movements while the forward contracts are used to offset actual and anticipated on- and off-balance sheet positions of the Company. These options result in a certain amount of potential interest rate and market value risk exposure for the Company. The amount of the actual exposure is determined by the exercise of these options. The Company generally sells options for settlement no more than four months forward. An option's likelihood of exercise is dependent upon the relation of the market price of the underlying security to the strike price of the option. The strategy is not meant to offset losses that could be incurred during a substantial interest rate move and actually may result in additional losses on the instruments themselves which is beyond the losses the Company would have incurred had the management techniques not been utilized. The combined effect of the Company's option, forward commitment and loan swap activity is included in the income statement as part of securities gains/(losses). The Company realized losses on that combined activity of $699,000 for the year ended September 30, 1998 and realized gains of $844,000 and $203,000, respectively, for the years ended September 30, 1997 and 1996.
At September 30, 1998 and 1997, the notional amount of outstanding short put options (which if exercised could result in a purchase) were zero in each year. As of September 30, 1998 and 1997, the notional amount of outstanding short call options (which if exercised could result in a sale) were $2.0 million in each year. The notional amount of options and forward contracts outstanding varies and is a function of the current lending activity of salable mortgage loans. In order to limit the risks which may be associated with such financial options or futures, the Company's Investment Policy limits the amount of outstanding sold puts or calls used to manage the Company's trading portfolio to $50.0 million. Any amounts of outstanding financial options or futures in excess of these amounts must be approved by the Company's Board of Directors.

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at September 30, 1998.




                                                                More than              More than                  More than
                                           Within               One Year               Two Years                 Three Years
                                          One Year            to Two Years           to Three Years             to Four Years
                                   ---------------------     --------------       --------------------    ------------------------
Interest Earning Assets                                                                                              (In millions)


Mortgage and
 commercial loans:
  Fixed rate...........             $   58.3      7.92%    $    26.7    7.86%        $ 14.8    7.88%       $ 20.3          7.88%
  Adjustable rate......                 98.2      8.10%         50.9    8.09%          55.5    8.07%         32.7          7.85%

Consumer loans:
  Fixed rate...........                 12.0      8.30%         20.0    8.50%          13.4    8.51%         16.0          8.51%
  Adjustable rate......                 31.5      8.63%         22.9    8.70%          52.9    8.80%         27.2          8.80%

Mortgage-backed
 Securities:
  fixed rate...........                121.3      6.52%         73.0    6.61%          73.0    6.69%         23.5          6.61%
  adjustable rate......                 72.5      6.40%         56.2    6.40%          50.7    6.59%         43.2          6.70%

Debt and equity
 securities............                106.0      6.41%          3.0    6.19%             -      -              -             -

Other..................                 31.3      5.29%            -      -               -      -              -             -

Total interest                     ----------              ----------               --------              --------
 earning assets........             $  531.1      7.02%    $   252.7    7.33%        $260.3     7.55%      $162.9          7.59%
                                   ==========              ==========               ========              ========

Interest Bearing Liabilities

Deposits:
  NOW accounts.........            $    22.9       1.00%   $    11.8   1.00%         $ 11.8      1.00%     $  4.7          1.00%
  Passbooks............                 15.6       1.89%        11.9   1.89%           11.9      1.89%        8.2          1.89%
  Money market.........                329.6       4.57%        12.9   4.57%           12.9      4.57%        3.2          4.57%
  Certificates.........                564.0       5.85%        29.9   5.87%           27.9      5.79%        5.4          5.88%

Borrowings
  fixed rate...........                 31.9       5.00%         0.1   6.95%              -         -           -             -
  adjustable rate......                287.8       5.38%        60.0   5.61%              -         -           -             -

Total interest                     ----------              ----------               --------              --------
 bearing liabilities...            $ 1,251.8       5.13%   $   126.6   4.79%         $ 64.5      3.95%    $  21.5          3.10%
                                   ==========              ==========               ========              ========



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


Mortgage and
 commercial loans:
  Fixed rate...........           $ 20.3         7.85%   $ 78.9     8.00%      $  219.1    7.93%  $  232.9
  Adjustable rate......             23.6         7.89%    122.2     8.03%         383.2    8.04%     374.9

Consumer loans:
  Fixed rate...........             17.4         8.50%     54.8     8.50%         133.7    8.48%     138.0
  Adjustable rate......              8.6         9.00%        -        -          143.0    8.76%     147.6

Mortgage-backed
 Securities:
  fixed rate...........             23.5         6.87%      9.9     6.58%         324.2    6.55%     324.6
  adjustable rate......             38.4         6.80%    111.9     6.90%         372.9    6.65%     372.9

Debt and equity
 securities............                -            -         -        -          109.0    6.40%     109.0

Other..................                -            -       0.8     5.15%          32.2    5.29%      32.2

Total interest                    ------                 ------                --------           --------
 earning assets........           $131.8         7.54%   $378.5     7.66%      $1,717.3    7.38%  $1,734.2
                                  ======                 ======                ========           ========

Interest Bearing Liabilities

Deposits:
  NOW accounts.........           $  4.7         1.00%   $  6.2     1.00%      $   62.0    1.00%  $   62.0
  Passbooks............              8.2         1.89%     36.2     1.89%          92.0    1.89%      92.0
  Money market.........              3.2         4.57%      2.2     4.57%         364.2    4.57%     364.2
  Certificates.........              5.0         6.65%        -        -          632.2    5.86%     632.2

Borrowings
  fixed rate...........                -            -     125.0     4.94          156.9    4.04%     156.9
  adjustable rate......                -            -         -        -          347.8    5.42%     347.8
                                  ------                 ------                --------           --------
Total interest
 bearing liabilities...           $ 21.1         3.23%   $169.6     4.14%      $1,655.1    4.91%  $1,629.9
                                  ======                 ======                ========           ========


LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of funds are deposits, borrowings from the FHLB, proceeds from principal and interest payments on loans and principal and interest payments on mortgage-backed and related securities and on debt and equity securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loan and mortgage security prepayments slowed during 1996 because of the generally higher level of interest rates, but have generally been higher during 1997 and 1998 because of the generally lower level of interest rates throughout the year.

The ratio of liquid assets to deposits and short-term borrowings required by the OTS is currently 5.0%. The Bank's liquidity ratio was 6.3% and 7.1% at both September 30, 1998 and 1997. The Bank adjusts its liquidity levels in order to meet various funding needs and to meet its asset and liability management objectives.

The Bank's most liquid assets are cash and cash equivalents and highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1998 and 1997, liquid assets of the Bank (as defined in the OTS regulations) were $83.3 million and $81.9 million, respectively.

Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB. The Company has found brokered certificates of deposit to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Company's funding needs. Management believes that a significant portion of its retail deposits will remain with the Company, and in the case of brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from borrowings from the FHLB. Funds also may be available through reverse repurchase agreements wherein the Company pledges mortgage-backed securities. The Company utilizes its borrowing capabilities on a regular basis. At September 30, 1998, FHLB advances totaled $452.1 million or 25.9% of total liabilities and at September 30, 1997, FHLB advances were $385.1 million or 25.1% of total liabilities. At September 30, 1998, the Company had a borrowing capacity available of $162.1 million from the FHLB; however, additional securities may have to be pledged as collateral. At September 30, 1998, reverse repurchase agreements totaled $30.6 million or 1.8% of total liabilities compared with $22.5 million at September 30, 1997. The Company's reverse repurchase agreements are generally short-term, with maturities of less than 90 days. In a rising interest rate environment, such short-term borrowings present the risk that upon maturity, the borrowings will have to be replaced with higher rate borrowings. The Company generally has matched such borrowings to specific assets and has relatively little liquidity risk due to the fact that the assets and borrowings mature at approximately the same time.

The amount of principal repayments on loans and mortgage securities are heavily influenced by the general level of interest rates in the economy. Funds received from principal repayments on mortgage securities for the years ended September 30, 1998 and 1997, were $317.9 million and $92.4 million, respectively. Funds received from principal repayments on loans for the years ended September 30, 1998 and 1997, were $352.4 million and $208.6 million, respectively. In addition to principal repayments, the Company sells mortgage loans to government agencies (primarily FNMA) and to institutional investors. Total mortgage loan sales to FNMA and others were $210.4 million and $116.8 million for the years ended September 30, 1998 and 1997, respectively.

Through both origination and purchase, the Company primarily reinvests funds received back into loans receivable and mortgage-backed and related securities. Loan originations totaled $684.1 million and $400.7 million for the years ended September 30, 1998 and 1997, respectively. Purchases of mortgage-backed and related securities totaled $556.5 million and $306.4 million for the years ended September 30, 1998 and 1997, respectively. During the years ended September 30, 1998 and 1997, the Company repurchased approximately 523,000 and 387,000 shares of its common stock in share repurchase programs at a total cost of approximately $21.2 million and $11.8 million, respectively.

At September 30, 1998 and 1997, the Company had outstanding loan commitments including lines of credit of $200.5 million and $164.7 million, respectively. The Company had no commitments to purchase loans outstanding at either of these dates. At September 30, 1998 and 1997, the Company had commitments to purchase $37.0 million and $1.9 million, respectively, of mortgage-backed and related securities. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.* Certificates of deposit, including brokered certificates, which are scheduled to mature in one year or less at September 30, 1998 and 1997, were $376.7 million and $401.5 million, respectively. Management believes that a significant portion of such deposits will remain with the Company.


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


CURRENT ACCOUNTING DEVELOPMENTS
The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in the fiscal quarter ended December 31, 1998. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption is not expected to materially effect results of operations or financial position.

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in its September 30, 1999 financial statements. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption is not expected to have an effect on results of operations or financial position.

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for years beginning after June 15, 1999, although earlier adoption is permitted. This standard establishes new rules for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value, although the timing of recognition in earnings will depend on the classification of the hedge according to criteria established by SFAS 133. Changes in the fair value of derivatives that do not meet these criteria are required to be included in earnings in the period of the change. The Company will adopt this standard on October 1, 1999 and expects that it will not materially effect results of operations or financial position.

The FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise: an amendment of FASB Statement No. 65," which is effective for the first fiscal quarter beginning after December 15, 1998 and will be adopted by the Company on January 1, 1999. This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans held by a mortgage banking entity with the required accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Adoption is not expected to materially effect results of operations or financial position.








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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
St. Francis Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of St. Francis Capital Corporation and Subsidiary (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Francis Capital Corporation and Subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1998 in conformity with generally accepted accounting principles.



                                                           KPMG PEAT MARWICK LLP


Milwaukee, Wisconsin
October 23, 1998

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition


-----------------------------------------------------------------------------------------------------
                                                                                  September 30,
(In thousands)                                                                1998            1997
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ................................................   $    23,861    $    22,899
Federal funds sold and overnight deposits ..............................         6,885         19,959
                                                                           -----------    -----------
Cash and cash equivalents ..............................................        30,746         42,858
                                                                           -----------    -----------
Assets available for sale, at fair value:
    Debt and equity securities (notes 3 and 9) .........................       109,061         56,247
    Mortgage-backed and related securities (notes 4 and 9) .............       634,003        620,716
Mortgage loans held for sale, at lower of cost or market (note 5) ......        23,864         24,630
Securities held to maturity, at amortized cost:
    Debt securities (market values of $1,875 and $3,908,
        respectively) (note 3) .........................................         1,817          3,833
    Mortgage-backed and related securities (market values of $63,497
        and $66,219, respectively) (notes 4 and 9) .....................        63,087         66,849
Loans receivable, net (notes 5 and 9) ..................................       855,132        712,875
Federal Home Loan Bank stock, at cost ..................................        23,453         20,843
Accrued interest receivable (note 6) ...................................         9,726          9,250
Foreclosed properties ..................................................            63            416
Real estate held for investment ........................................        29,997         51,476
Real estate held for sale ..............................................        20,772             --
Premises and equipment, net (note 7) ...................................        32,165         24,711
Other assets (notes 5 and 11) ..........................................        30,290         25,945
                                                                           -----------    -----------
Total assets ...........................................................   $ 1,864,176    $ 1,660,649
                                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits (note 8) ......................................................   $ 1,216,874    $ 1,087,136
Short term borrowings (note 9) .........................................       417,672        129,381
Long term borrowings (note 9) ..........................................        87,005        290,847
Advances from borrowers for taxes and insurance ........................         8,553          9,563
Accrued interest payable and other liabilities (notes 8 & 15) ..........        12,527         15,192
                                                                           -----------    -----------
Total liabilities ......................................................     1,742,631      1,532,119
                                                                           -----------    -----------

Commitments and contingencies (notes 2 and 16) .........................            --             --

Shareholders' equity:
Preferred stock $.01 par value:
    Authorized, 6,000,000 shares
    None issued ........................................................            --             --
Common stock $.01 par value:
    Authorized 12,000,000 shares
    Issued 7,289,620 shares
    Outstanding, 4,787,683 and 5,226,998 shares, respectively ..........            73             73
Additional paid-in-capital .............................................        75,310         73,541
Unrealized gain on securities available for sale, net of tax ...........           381          1,046
Unearned ESOP compensation (note 15) ...................................        (2,678)        (3,088)
Treasury stock, at cost (2,501,937 and 2,062,622 shares at September 30,
    1998 and 1997, respectively) (note 14) .............................       (63,903)       (44,511)
Retained earnings, substantially restricted (note 12) ..................       112,362        101,469
                                                                           -----------    -----------
Total shareholders' equity .............................................       121,545        128,530
                                                                           -----------    -----------
Total liabilities and shareholders' equity .............................   $ 1,864,176    $ 1,660,649
                                                                           ===========    ===========

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income


--------------------------------------------------------------------------------------------------------
                                                                           Year ended September 30,
                                                                   -------------------------------------
(In thousands, except per share data)                                  1998         1997          1996
--------------------------------------------------------------------------------------------------------
Interest and dividend income:
      Loans (note 5) .............................................. $  67,729    $  57,601    $  47,512
      Mortgage-backed and related securities ......................    43,207       43,266       39,163
      Debt and equity securities ..................................     4,282        4,634        3,329
      Federal funds sold and overnight deposits ...................     1,177        1,048          864
      Federal Home Loan Bank stock ................................     1,436        1,373        1,226
      Trading account securities ..................................        78          224            3
                                                                    ---------    ---------    ---------
Total interest and dividend income ................................   117,909      108,146       92,097

Interest expense:
      Deposits (note 8) ...........................................    52,258       46,992       37,610
      Advances and other borrowings ...............................    23,805       22,371       18,803
                                                                    ---------    ---------    ---------
Total interest expense ............................................    76,063       69,363       56,413
                                                                    ---------    ---------    ---------

Net interest income before provision for loan losses ..............    41,846       38,783       35,684
Provision for loan losses (note 5) ................................     2,300        1,280        1,300
                                                                    ---------    ---------    ---------
Net interest income ...............................................    39,546       37,503       34,384
                                                                    ---------    ---------    ---------

Other operating income (expense), net:
      Loan servicing and loan related fees ........................     2,125        1,813        1,258
      Depository fees and service charges .........................     3,524        2,159        1,451
      Impairment loss on mortgage-backed securities ...............        --       (3,400)          --
      Securities gains (notes 3 and 4) ............................     1,243        2,015        3,420
      Gain on sales of mortgage loans held for sale, net (note 5)..     4,367        1,562        1,057
      Insurance annuity and brokerage commissions .................     1,200          398          249
      Gain (loss) on foreclosed properties ........................        (4)         (22)         865
      Income from affordable housing ..............................     5,059        3,363        1,899
      Other income ................................................     1,394          774          415
                                                                    ---------    ---------    ---------
Total other operating income, net .................................    18,908        8,662       10,614
                                                                    ---------    ---------    ---------

General and administrative expenses:
        Compensation and other employee benefits ..................    19,674       15,564       13,242
        Office building, including depreciation ...................     3,302        2,551        2,106
        Furniture and equipment, including depreciation ...........     3,380        2,466        1,874
        Federal deposit insurance premiums ........................       643          742        5,641
        Affordable housing expenses ...............................     5,280        3,901        2,156
        Other general and administrative expenses (note 10) .......     9,552        7,679        6,603
                                                                    ---------    ---------    ---------
Total general and administrative expenses .........................    41,831       32,903       31,622
                                                                    ---------    ---------    ---------

Income before income tax expense ..................................    16,623       13,262       13,376
Income tax expense (note 11) ......................................     1,826        1,544        2,911
                                                                    ---------    ---------    ---------
Net income ........................................................ $  14,797    $  11,718    $  10,465
                                                                    =========    =========    =========

Basic earnings per share (note 13) ................................ $    3.03    $    2.33    $    1.91
                                                                    =========    =========    =========
Diluted earnings per share (note 13) .............................. $    2.85    $    2.20    $    1.82
                                                                    =========    =========    =========

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity

--------------------------------------------------------------------------------

                                                                                           Unrealized
                                                Shares of                                  Gain (Loss)
                                                 Common                      Additional    on Securities  Unearned
                                                  Stock         Common        Paid-In       Available        ESOP
                                               Outstanding       Stock        Capital       For Sale    Compensation
                                              ----------------------------------------------------------------------
                                                (Dollars in thousands, except for shares of common stock outstanding)
BALANCE AT SEPTEMBER 30, 1995...............      6,078,799        $  73        $71,819       $ 2,332     $  (3,996)
Net income..................................             --           --             --            --            --
Cash dividend - $0.40 per share.............             --           --             --            --            --
Exercise of stock options...................          5,100           --             --            --            --
Purchase of treasury stock..................       (608,390)          --             --            --            --
Amortization of unearned compensation.......             --           --            424            --           508
Change in unrealized gain (loss) on
     securities available for sale, net of
     tax....................................             --           --             --        (4,097)           --
                                              -------------     --------     ----------    ----------      --------

BALANCE AT SEPTEMBER 30, 1996...............      5,475,509           73         72,243        (1,765)       (3,488)
Net income..................................             --           --             --            --            --
Cash dividend - $0.48 per share.............             --           --             --            --            --
Exercise of stock options...................        138,790           --            432            --            --
Purchase of treasury stock..................       (387,301)          --             --            --            --
Amortization of unearned compensation.......             --           --            866            --           400
Change in unrealized gain (loss) on
     securities available for sale, net of
     tax....................................             --           --             --         2,811            --
                                              -------------     --------     ----------    ----------     ---------

BALANCE AT SEPTEMBER 30, 1997...............      5,226,998           73         73,541         1,046        (3,088)
Net income..................................             --
Cash dividend - $0.56 per share.............             --           --             --            --            --
Exercise of stock options...................         83,673
Purchase of treasury stock..................       (522,988)                         --
Amortization of unearned compensation.......             --           --          1,473            --           410
Change in unrealized gain (loss) on
     securities available for sale, net of
     tax....................................             --           --             --          (665)           --
                                              -------------     --------     ----------    ----------     ---------
BALANCE AT SEPTEMBER 30, 1998...............      4,787,683        $  73        $75,310        $  381        (2,678)
                                              =============     ========     ==========    ==========     =========




                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity

--------------------------------------------------------------------------------

                                                 Unearned
                                                 Restricted   Treasury      Retained
                                                   Stock        Stock       Earnings           Total
                                              -----------------------------------------------------------
                                         (Dollars in thousands, except for shares of common stock outstanding)
BALANCE AT SEPTEMBER 30, 1995...............    $  (701)    $(20,142)        $85,843        $ 135,228
Net income..................................         --           --          10,465           10,465
Cash dividend - $0.40 per share.............         --           --          (2,199)          (2,199)
Exercise of stock options...................         --           96            (464)            (368)
Purchase of treasury stock..................         --      (15,483)             --          (15,483)
Amortization of unearned compensation.......        701           --              --            1,633
Change in unrealized gain (loss) on
     securities available for sale, net of
     tax....................................         --           --              --           (4,097)
                                              ---------    ---------     -----------     ------------

BALANCE AT SEPTEMBER 30, 1996...............         --      (35,529)         93,645          125,179
Net income..................................         --           --          11,718           11,718
Cash dividend - $0.48 per share.............         --           --          (2,450)          (2,450)
Exercise of stock options...................         --        2,834          (1,444)           1,822
Purchase of treasury stock..................         --      (11,816)             --          (11,816)
Amortization of unearned compensation.......         --           --              --            1,266
Change in unrealized gain (loss) on
     securities available for sale, net of
     tax....................................         --           --              --            2,811
                                              ---------    ---------     -----------     ------------

BALANCE AT SEPTEMBER 30, 1997...............         --      (44,511)        101,469          128,530
Net income..................................         --           --          14,797           14,797
Cash dividend - $0.56 per share.............         --           --          (2,912)          (2,912)
Exercise of stock options...................         --        1,768            (992)           1,072
Purchase of treasury stock..................         --      (21,160)             --          (21,160)
Amortization of unearned compensation.......         --           --              --            1,883
Change in unrealized gain (loss) on
     securities available for sale, net of                                                       (665)
     tax....................................         --           --              --
                                               --------     --------       ---------       ----------
BALANCE AT SEPTEMBER 30, 1998...............       $ --     $(63,903)      $ 112,362         $121,545
                                               ========     ========       =========       ==========


           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow


                                                                                        September 30,
                                                                           ----------------------------------------
                                                                              1998          1997           1996
                                                                           ----------------------------------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .........................................................      $  14,797    $  11,718    $  10,465
Adjustments to reconcile net income to net cash provided by
operating activities:
      Provisions for loan losses ...................................          2,300        1,280        1,300
      Depreciation, accretion and amortization .....................          8,415        5,421        3,573
      Deferred income taxes ........................................           (836)        (691)      (2,073)
      Securities gains/(losses) ....................................         (1,243)      (2,015)      (3,420)
      Impairment loss on mortgage-backed securities ................             --        3,400           --
      Originations of loans held for sale ..........................        210,408      116,842       62,560
      Proceeds from sales of loans held for sale ...................       (214,009)    (114,356)     (71,124)
      Stock-based compensation expense .............................          1,883        1,266        1,633
      Decrease in trading account securities, net ..................             --           --        3,000
      Other, net ...................................................         (6,539)      (3,380)       4,974
                                                                          ---------    ---------    ---------
Total adjustments ..................................................            379        7,767          423
                                                                          ---------    ---------    ---------
Net cash provided by operating activities ..........................         15,176       19,485       10,888
                                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity....          2,016        2,841       25,508
    Purchases of debt securities held to maturity ..................             --         (459)     (18,535)
    Purchases of mortgage-backed and related securities held
      to maturity ..................................................             --           --       (1,000)
    Principal repayments on mortgage-backed and related
      securities held to maturity ..................................          3,762        1,543        5,573
    Purchases of mortgage-backed securities available for sale .....       (556,456)    (306,405)    (323,622)
    Proceeds from sales of mortgage-backed securities
      available for sale ...........................................        229,046      112,315      178,602
    Principal repayments on mortgage-backed securities
      available for sale ...........................................        314,123       90,868       62,579
    Purchase of debt and equity securities available for sale ......       (135,422)     (51,199)     (64,944)
    Proceeds from sales of debt and equity securities available
      for sale .....................................................         71,213       47,200       33,875

    Proceeds from maturities of debt and equity securities
    available for sale .............................................         11,395       15,399       16,369
    Bank acquisition, net of cash acquired .........................             --       (7,118)          --
    Purchases of Federal Home Loan Bank stock ......................         (4,450)      (2,580)      (2,059)
    Redemption of Federal Home Loan Bank stock .....................          1,840          800          436
    Purchase of loans ..............................................        (67,446)     (25,587)     (69,016)
    Increase in loans, net of loans held for sale ..................        (74,811)     (14,030)     (40,312)
    Increase in real estate held for investment ....................         (1,783)     (16,525)     (13,648)
    Proceeds from sale of foreclosed properties ....................             --           --        6,767
    Purchases of premises and equipment, net .......................        (10,492)     (10,526)      (6,634)
                                                                          ---------    ---------    ---------
Net cash used in investing activities ..............................       (217,465)    (163,463)    (210,061)
                                                                          ---------    ---------    ---------

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow


                                                                                            September 30,
                                                                                 ------------------------------------
                                                                                   1998          1997         1996
                                                                                 ------------------------------------
                                                                                          (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits .................................................     129,738      141,650      189,336
    Proceeds from advances and other borrowings ..............................     758,618      224,965      140,122
    Repayments on advances and other borrowings ..............................    (688,604)    (210,746)     (97,248)
    Increase (decrease) in securities sold under agreements
      to repurchase ..........................................................      14,435       22,481      (13,521)
    Increase (decrease) in advances from borrowers for taxes
      and insurance ..........................................................      (1,010)      (1,529)         213
    Dividends paid ...........................................................      (2,912)      (2,450)      (2,199)
    Stock option transactions ................................................       1,072        1,822         (368)
    Purchase of treasury stock ...............................................     (21,160)     (11,816)     (15,483)
                                                                                 ---------    ---------    ---------
Net cash provided by financing activities ....................................     190,177      164,377      200,852
                                                                                 ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents .............................     (12,112)      20,399        1,679

Cash and cash equivalents:
      Beginning of period ....................................................      42,858       22,459       20,780
                                                                                 ---------    ---------    ---------
      End of period ..........................................................   $  30,746    $  42,858    $  22,459
                                                                                 =========    =========    =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest ...............................................................   $  76,461    $  69,062    $  57,143
      Income taxes ...........................................................       4,459        2,205        4,521

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:
      Mortgage loans secured as mortgage-backed securities ...................   $  19,373    $  57,337           --
      Transfer of mortgage-backed and related securities
         to assets available for sale ........................................          --           --    $ 117,300
      Transfer from loans to foreclosed properties ...........................         560          725          126
      Transfer of mortgage loans to mortgage loans held for sale .............      69,143       33,136       11,937
      Transfer of real estate held for investment to real estate
          held for sale ......................................................      20,772           --           --
      Acquisitions:
          Assets acquired ....................................................          --    $  93,044           --

          Cash paid for purchase of stock ....................................          --    $ (25,283)          --
          Cash acquired ......................................................          --       18,165           --
                                                                                 =========    =========    =========
          Net cash used for acquisitions .....................................          --    $  (7,118)          --
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

(a)    Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, St. Francis Bank, F.S.B. ("Bank"), the Bank's subsidiaries, SF Investment Corp. ("SF Investment"), SF Insurance Services Corp., S-F Mortgage Corp (liquidated February 3, 1998) and St. Francis Equity Properties ("SFEP") and limited partnerships which are all more than 50% owned by SFEP. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)    Statements of Cash Flows
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, interest-bearing deposits with the Federal Home Loan Bank-Chicago ("FHLB") and other financial institutions and federal funds sold.

(c)    Trading Account Securities
Trading account securities include debt securities which are held for resale in anticipation of short-term market movements. Trading account securities are stated at fair value. Gains and losses, both realized and unrealized, are included in securities gains/(losses).

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

Debt securities not classified as held to maturity, or trading and marketable equity securities not classified as trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

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

(e)    Loans Held For Sale
Mortgage loans held for sale generally consist of certain fixed-rate and adjustable-rate first mortgage loans. Mortgage loans held for sale are carried at the lower of cost (less principal payments received) or market value, as determined by outstanding commitments from investors or current quoted investor yield requirements on an aggregate basis.

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

Loans are normally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management's practice to place such loans on non-accrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal.

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

(g)    Mortgage Servicing Rights
The Bank recognizes as a separate asset the rights to service mortgage loans for others, however those servicing rights are acquired. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. The evaluation of mortgage servicing rights for impairment takes into consideration certain risk characteristics including loan type, note rate, prepayment trends and external market factors.

(h)    Allowance for Loan Losses
The allowance for loan losses is maintained at a level adequate to provide for loan losses through charges to operating expense. The allowance is based upon past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating loan losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and economic conditions. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans. With respect to loans which are deemed impaired, the calculation of reserve levels is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values.

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

(i)    Financial Options
Interest rate swaps, forward and future commitments and contracts and option contracts purchased or sold may be used from time to time to manage interest rate exposure by hedging specific assets or liabilities. Realized and unrealized gains and losses on these instruments are deferred and amortized over the life of the hedged assets and liabilities. Financial instruments which do not meet the criteria for hedge accounting are marked to market in aggregate and any gains or losses are recognized in the income statement line item securities gains/(losses).

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

(k)    Real Estate Held for Investment and for Sale
Real estate held for investment is multi-family rental property (affordable housing projects) that SFEP, owns, operates and develops as a limited partner. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred. Certain properties (affordable housing projects) for which management has plans to sell are recorded at the lower of cost less accumulated depreciation or fair value, less costs to sell. Depreciation expense is not provided on properties held for sale.

Real estate held for sale is multi-family affordable housing projects, which SFEP had previously classified as held for investment, but has decided to dispose. The held for sale projects consist of 13 of the Company's affordable housing investments with an aggregate carrying value of $20.8 million as of September 30, 1998. The properties are expected to be sold prior to the end of the next fiscal year at a yet to be determined gain. The properties are carried at the lower of cost or market value and at September 30, 1998, no impairment writedown was necessary. The Company's decision to dispose of several properties was the result of a review of its consolidated federal tax return. Under the alternative minimum tax rules, the Company is currently carrying forward affordable housing tax credits that it has not utilized on its tax return. Although all tax credits are expected to be used before their expiration, sale of the properties will allow the Company to utilize the tax credits sooner on its consolidated federal tax return.

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

(m)    Federal Home Loan Bank Stock
The Company's investment in FHLB stock meets the minimum amount required by current regulation and is carried at cost which is its redeemable (fair) value since the market for this stock is limited.

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

(o)    Stock-based Compensation Plans
The Company has various stock based compensation plans that authorize the granting of stock options, restricted stock, and other stock based awards to eligible employees. The Company has elected to not adopt the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", which requires a fair-value based method of accounting for stock options and equity awards, but will continue to follow APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its stock based compensation plans. Pursuant to the disclosure requirements of SFAS No. 123, the Company has included in Note 15 the effect of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis as if the fair value based method of accounting defined in SFAS No. 123 was applied.

(p)    Pending Accounting Changes
The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in the fiscal quarter ended December 31, 1998. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption is not expected to materially effect results of operations or financial position.

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in its September 30, 1999 financial statements. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption is not expected to have an effect on results of operations or financial position.

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for years beginning after June 15, 1999, although earlier adoption is permitted. This standard establishes new rules for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value, although the timing of recognition in earnings will depend on the classification of the hedge according to criteria established by SFAS 133. Changes in the fair value of derivatives that do not meet these criteria are required to be included in earnings in the period of the change. The Company will adopt this standard on October 1, 1999 and expects that it will not materially effect results of operations or financial position.

The FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise: an amendment of FASB Statement No. 65," which is effective for the first fiscal quarter beginning after December 15, 1998 and will be adopted by the Company on January 1, 1999. This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans held by a mortgage banking entity with the required accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Adoption is not expected to materially effect results of operations or financial position.

(q)    Reclassification
Certain amounts for prior years have been reclassified to conform to the 1998 presentation.

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

On June 30, 1998, the Company entered into an agreement to acquire Reliance Bancshares, Inc. of Milwaukee. The transaction will be a stock and cash transaction which, based on the Company's stock price on that day, valued Reliance at $10.00 per share or approximately $24.0 million. The value of the merger consideration on which shareholders elect to receive cash will be limited to 40% of the value of the transaction. The actual price will depend on the Company's stock price during a pricing period prior to the closing of the transaction. The proposed acquisition, which will be treated as a purchase transaction for accounting purposes, is expected to be completed in January 1999, subject to Reliance shareholder and regulatory approvals. Reliance has approximately $45 million in assets and operates with one office in Milwaukee, WI.

(3)  DEBT AND EQUITY SECURITIES

The following is a summary of available for sale and held to maturity debt and equity securities:


                                                     Amortized    Gross Unrealized   Estimated
 (In thousands)                                        Cost      Gains       Losses  Fair Value
-----------------------------------------------------------------------------------------------
At September 30, 1998:
    Available for sale:
      U.S. Treasury obligations and obligations of
         U.S. Government agencies ................   $ 84,791   $  1,231   $     --   $ 86,022
      Corporate notes and bonds ..................      1,000         18         --      1,018
      Marketable equity securities ...............     22,021         --         --     22,021
                                                     --------   --------   --------   --------
                                                     $107,812   $  1,249   $     --   $109,061
                                                     ========   ========   ========   ========

    Held to maturity:
      U.S. Treasury obligations and obligations of
         U.S. Government agencies ................   $  1,007   $     13   $     --   $  1,020
      State and municipal obligations ............        810         45         --        855
                                                     --------   --------   --------   --------
                                                     $  1,817   $     58   $     --   $  1,875
                                                     ========   ========   ========   ========

At September 30, 1997:
    Available for sale:
      U.S. Treasury obligations and obligations of
         U.S. Government agencies ................   $ 22,026   $    124   $     26   $ 22,124
      State and municipal obligations ............        429          6         --        435
      Corporate notes and bonds ..................      5,518         12          3      5,527
      Asset-backed securities ....................     21,200         51        551     20,700
      Marketable equity securities ...............      7,461         --         --      7,461
                                                     --------   --------   --------   --------
                                                     $ 56,634   $    193   $    580   $ 56,427
                                                     ========   ========   ========   ========

    Held to maturity:
      U.S. Treasury obligations and obligations of
         U.S. Government agencies ................   $  3,023   $     46   $     --   $  3,069
      State and municipal obligations ............        810         29         --        839
                                                     --------   --------   --------   --------
                                                     $  3,833   $     75   $     --   $  3,908
                                                     ========   ========   ========   ========

The amortized cost and estimated fair value of debt and equity securities available for sale and held to maturity at September 30, 1998, by contractual maturity, are as follows:


                                                           Amortized        Estimated
(In thousands)                                                Cost         Fair Value
----------------------------------------------------------------------------------------

Less than one year....................................        $  8,023         $  8,091
Greater than one year but less than five years........          60,004           66,084
Greater than five years but less than ten years.......          18,573           13,651
Greater than ten years................................           1,008            1,089
                                                         --------------  ---------------
                                                                87,608           88,915
Marketable equity securities..........................          22,021           22,021
                                                         --------------  ---------------
                                                             $ 109,629        $ 110,936
                                                         ==============  ===============

During the years ended September 30, 1998, 1997 and 1996, proceeds from the sale of available for sale debt and equity securities were $71.2 million, $47.2 million and $33.9 million, respectively. The gross realized gains on such sales totaled $209,000, $65,000 and $614,000 in 1998, 1997 and 1996, respectively. The gross realized losses on such sales totaled $1.7 million, $24,000 and $126,000 in 1998, 1997 and 1996, respectively. There were no sales of held to maturity debt securities in 1998, 1997 and 1996.

(4)  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of available for sale mortgage-backed and related securities and held to maturity mortgage-backed and related securities:


                                   Amortized     Gross Unrealized   Estimated
 (In thousands)                      Cost        Gains      Losses  Fair Value
-----------------------------------------------------------------------------
At September 30, 1998:
    Available for sale:
      Participation certificates:
         FNMA ...................   $  4,999   $     --   $     87   $  4,912
         FHLMC ..................      2,827          9          8      2,828
         Private issue ..........    115,318        661      2,208    113,771
      REMICs:
         GNMA ...................      3,175         38         --      3,213
         FNMA ...................     17,823        149         43     17,929
         FHLMC ..................     42,283        248        471     42,060
         Private issue ..........    448,210      1,561        517    449,254
      CMO residual ..............         36         --         --         36
                                    --------   --------   --------   --------
                                    $634,671   $  2,666   $  3,334   $634,003
                                    ========   ========   ========   ========

    Held to maturity:
      REMICs:
         FNMA ...................   $  1,609   $      4   $      1   $  1,612
         FHLMC ..................        999          4         --      1,003
         Private issue ..........     60,479        413         10     60,882
                                    --------   --------   --------   --------
                                    $ 63,087   $    421   $     11   $ 63,497
                                    ========   ========   ========   ========
At September 30, 1997:
    Available for sale:
      Participation certificates:
         GNMA ...................   $  3,604   $    299   $     --   $  3,903
         FNMA ...................     12,277         90         --     12,367
         FHLMC ..................      4,078         24         --      4,102
         Private issue ..........    224,530      1,160        829    224,861
      REMICs:
         GNMA ...................      4,219         28         --      4,247
         FNMA ...................     66,185        634         87     66,732
         FHLMC ..................    150,151        735         81    150,805
         Private issue ..........    153,658        859        855    153,662
      CMO residual ..............         37         --         --         37
                                    --------   --------   --------   --------
                                    $618,739   $  3,829   $  1,852   $620,716
                                    ========   ========   ========   ========

    Held to maturity:
      REMICs:
         FNMA ...................   $  2,102   $      7   $      9   $  2,100
         FHLMC ..................      1,917         27         --      1,944
         Private issue ..........     62,830         59        714     62,175
                                    --------   --------   --------   --------
                                    $ 66,849   $     93   $    723   $ 66,219
                                    ========   ========   ========   ========

During the years ended September 30, 1998, 1997 and 1996, proceeds from the sale of available for sale mortgage-backed and related securities were $229.0 million, $112.3 million and $178.6 million, respectively. The gross realized gains on such sales totaled $4.4 million, $1.3 million and $2.8 million in 1998, 1997 and 1996, respectively. The gross realized losses on such sales totaled $930,000, $28,000 and $10,000 in 1998, 1997 and 1996, respectively. There were no sales of held to maturity mortgage-backed and related securities in 1998, 1997 and 1996.

During the year ended September 30, 1997, the Company recorded an impairment loss of $3.4 million to reflect other than temporary impairment of the carrying value of certain private issue mortgage-backed securities. The securities, carried at $12.5 million prior to the writedown, were adjusted to fair value of $9.1 million. Based on the new carrying value, estimated future cash flows on the securities should reflect a market rate of interest. The cost basis of impaired securities is $479,000 at September 30, 1998. The decline in the cost basis during the year is due to repayments and the sale of one issue of the mortgage-backed securities which was determined to be impaired at September 30, 1997. The security sold had an adjusted cost basis of $7.2 million and a $151,000 gain was recorded on the sale.

At September 30, 1998 and 1997, $325.1 million and $267.7 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

(5)  LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                      September 30,
 (In thousands)                                      1998      1997
----------------------------------------------------------------------
 First mortgage - one- to four-family .........    $254,047   $240,522
 First mortgage - residential construction.....      71,092     46,340
 First mortgage - multi-family ................     105,380    101,289
 Commercial real estate .......................     170,562     87,950
 Home equity ..................................     142,993    115,293
 Commercial and agriculture ...................      93,927     72,144
 Consumer secured by real estate ..............      85,595     89,627
 Interim financing and consumer loans .........      13,375     15,255
 Indirect autos ...............................      32,173     15,423
 Education ....................................       2,529        948
                                                   --------   --------
     Total gross loans ........................     971,673    784,791
                                                   --------   --------
 Less:
     Loans in process .........................      83,436     38,200
     Unearned insurance premiums ..............         292        552
     Deferred loan and guarantee fees .........         848      1,290
     Purchased loan discount ..................         571      1,042
     Allowance for loan losses ................       7,530      6,202
                                                   --------   --------
     Total deductions .........................      92,677     47,286
                                                   --------   --------
 Total loans receivable .......................     878,996    737,505
 Less:  First mortgage loans held for sale.....      23,864     24,630
                                                   --------   --------
 Loans receivable, net ........................    $855,132   $712,875
                                                   ========   ========

Activity in the allowance for loan losses is as follows:


                                            Years Ended September 30,
                                         ------------------------------
 (In thousands)                            1998       1997       1996
-----------------------------------------------------------------------
Balance at beginning of year ..........   $ 6,202    $ 5,217    $ 4,076
    Provision charged to expense.......     2,300      1,280      1,300
    Charge-offs .......................      (999)    (2,054)      (188)
    Recoveries ........................        27         81         29
    Acquired bank's allowance .........        --      1,678         --
                                          -------    -------    -------
Balance at end of year ................   $ 7,530    $ 6,202    $ 5,217
                                          =======    =======    =======

Recoveries are insignificant in all years. Non-performing loans and troubled debt restructurings totaled approximately $2.9 million and $3.0 million at September 30, 1998 and 1997, respectively. Non-performing loans at September 30, 1998 and 1997 include $172,000 and $1.1 million, respectively, of purchased auto loans which are past due or in default. Non-performing loans at September 30, 1998 and 1997 also includes a single commercial real estate loan collateralized by a shopping center mortgage with a balance of $833,000 and $850,000, respectively. Impaired loans totaled $1.0 million and $1.9 million at September 30, 1998 and 1997, respectively. These loans had associated impairment reserves of $529,000 and $782,000 at September 30, 1998 and 1997, respectively. During 1998 and 1997, the average balance of impaired loans was $1.4 million and $4.1 million, respectively. Interest income on impaired loans for the year ended September 30, 1998 was $63,000, compared to zero at September 30, 1997 and 1996. Interest income on impaired loans is recognized only to the extent that payments are expected to exceed the amount of principal due on the loans.

The effect of non-performing loans on interest income is as follows:


                                            Years Ended September 30,
                                           ---------------------------
 (In thousands)                             1998       1997       1996
----------------------------------------------------------------------
Interest at original contractual rate...    $388       $647       $296
Interest collected .....................     161        206         11
                                            ----       ----       ----
    Net reduction of interest income....    $227       $441       $285
                                            ====       ====       ====

The fair value of capitalized mortgage servicing rights approximates the amount at September 30, 1998 and 1997. Changes in capitalized mortgage servicing are summarized as follows:


                                                     September 30,
 (In thousands)                              1998          1997            1996
--------------------------------------------------------------------------------
Balance at beginning of year .........     $ 1,802        $   701        $    --
    Servicing rights capitalized .....       2,158          1,158            724
    Amortization of servicing rights..        (659)           (57)           (23)
                                           -------        -------        -------
Balance at end of year ...............     $ 3,301        $ 1,802        $   701
                                           =======        =======        =======

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:


                                                                                  September 30,
 (In thousands)                                                        1998           1997           1996
------------------------------------------------------------------------------------------------------------
Mortgage loans underlying pass-through securities - FNMA .....       $133,586       $177,649       $141,944
Mortgage loan portfolios serviced for:
     FNMA ....................................................        252,059        115,080         72,038
     FHLMC ...................................................            603            982          1,233
     WHEDA ...................................................         20,834         15,129          8,665
     Other investors .........................................          6,596          2,836          2,954
                                                                     --------       --------       --------

     Total loans serviced for others .........................       $413,678       $311,676       $226,834
                                                                     ========       ========       ========


Custodial escrow balances maintained in connection with the
    foregoing loan servicing and included in demand deposits..       $ 15,301       $ 10,810       $  8,738
                                                                     ========       ========       ========

 (6)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:


                                                September 30,
 (In thousands)                               1998         1997
----------------------------------------------------------------
Mortgage-backed and related securities....   $3,474       $3,535
Loans receivable .........................    5,094        4,670
Other ....................................    1,158        1,045
                                             ------       ------
                                             $9,726       $9,250
                                             ======       ======

(7)  PREMISES AND EQUIPMENT

A summary of premises and equipment, at cost, follows:

                                                           September 30,
 (In thousands)                                         1998             1997
------------------------------------------------------------------------------
 Land and land improvements ......................    $  5,197        $  4,755
 Office buildings and improvements ...............      20,569          16,479
 Furniture, fixtures and equipment ...............      18,399          13,264
 Leasehold improvements ..........................       1,886           1,060
                                                      --------        --------
                                                        46,051          35,558
      Accumulated depreciation and amortization...     (13,886)        (10,847)
                                                      --------        --------
                                                      $ 32,165        $ 24,711
                                                      ========        ========


Range of depreciable lives:
         Office buildings and improvements                 5 - 40 years
         Furniture, fixtures and equipment                 5 - 10 years
         Leasehold improvements                            5 - 40 years

(8)  DEPOSITS

Deposit accounts are summarized as follows:


                                                      September 30,
                             --------------------------------------------------------------------
 (In thousands)                             1998                                1997
-------------------------------------------------------------------------------------------------
                                 Weighted                             Weighted
                                 average                              average
                                  rate     Amount        Percent       rate     Amount    Percent
-------------------------------------------------------------------------------------------------
Demand deposits:
    Non-interest bearing ....       --   $   66,337         5.4%        --   $   52,582     4.8%
    Interest bearing ........     1.34%      61,821         5.1       1.61%      54,126     5.0
Passbook accounts ...........     3.30      133,282        11.0       2.91      105,356     9.7
Money market
    demand accounts .........     4.81      323,088        26.5       4.87      265,382    24.4
Certificates ................     5.85      632,346        52.0       6.06      609,690    56.1
                                         ----------       -----              ----------   -----
Total deposits ..............     4.75   $1,216,874       100.0%      4.95   $1,087,136   100.0%
                                         ==========       =====              ==========   =====

The certificates category above includes approximately $214.9 million and $140.8 million of brokered deposits at weighted average stated rates of 6.15% and 6.49% at September 30, 1998 and September 30, 1997, respectively.

Aggregate annual maturities of certificate accounts at September 30, 1998 are as follows:


                                                                         Weighted
                                                                          average
Maturities during year ended September 30:                 Amount          rate
                                                       ---------------  ------------
                                                       (In thousands)
   1999...............................................     $  376,718          5.62%
   2000...............................................         94,262          5.78
   2001...............................................         13,077          5.73
   2002...............................................          4,560          5.94
   2003...............................................          3,840          5.92
   Thereafter.........................................        139,889          5.74
                                                           -----------         6.55
                                                           $  632,346
                                                           ===========


Certificates, net of brokered deposits, include approximately $41.9 million and $48.6 million in denominations of $100,000 or more at September 30, 1998 and 1997, respectively.

Interest expense on deposits is as follows:


                                                                         Years Ended September 30,
 (In thousands)                                                   1998             1997             1996
-------------------------------------------------------------------------------------------------------------
 Demand deposits.............................................     $     861        $     843        $    614
 Money market demand accounts................................        13,867           10,306
                                                                                                       6,787
 Passbook accounts...........................................         4,186            2,617           2,392
 Certificates of deposit....................................         33,344                           27,817
                                                                                      33,226
                                                                  ==========        =========        ========
                                                                  $  52,258         $ 46,992         $37,610
                                                                  ==========        =========        ========

Accrued interest payable on deposits totaled approximately $3.4 million and $3.6 million at September 30, 1998 and 1997, respectively.

(9)  SHORT AND LONG TERM BORROWINGS

Advances and other borrowings consist of the following:


(In thousands)                         Weighted Average
                                         Interest Rate
                                   -------------------------
                                         September 30,                                    September 30,
                                   -------------------------      Matures in fiscal  ------------------------
Description                           1998          1997             year ended         1998         1997
------------------------------------------------------------    ---------------------------------------------
Reverse repurchase agreements....           -  %       5.80  %          1998              $   -      $22,481
                                         0.32             -             1999             30,550            -

Retail repurchase agreements.....        4.87             -             1999              1,329            -

Bank line of credit..............           -          6.93             1998                  -       11,000
                                         6.74             -             1999             18,000            -

Advances from Federal Home
   Loan Bank Of Chicago..........        6.10             -     Open Line Advance        12,000            -
                                            -          5.62             1998                  -       95,000
                                         5.39          5.68             1999            355,000      230,000
                                         5.60          5.67             2000             55,051       55,056
                                         5.63          5.70             2001              5,000        5,000
                                            -             -             2002                  -            -
                                                                        2003                  -            -
                                         5.02             -        2004 and after        25,000            -

Federal Reserve Bank
  Treasury tax & loan advances...        5.42          5.42        Daily overnight          793          900

Mortgages payable................        8.61          9.22            Various            1,954          791
                                                                                     -----------  -----------
                                                                                      $ 504,677    $ 420,228
Less: short term borrowings......                                                       417,672      129,381
                                                                                     -----------  -----------
Long term borrowings.............                                                      $ 87,005    $ 290,847
                                                                                     ===========  ===========

The Company is required to maintain as collateral unencumbered mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. In addition, these notes are collateralized by all FHLB stock. At September 30, 1998 and 1997, $245.1 million and $234.2 million, respectively, of mortgage loans and $325.1 million and $267.7 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances. The variable rate advances are tied to the one-month and three-month LIBOR indices. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The maximum amount of borrowings at any month end during the years ended September 30, 1998 and 1997 was approximately $469.1 million and $422.6 million, respectively. The approximate average amount outstanding was $402.9 million and $388.8 million for those same years. The weighted average interest rate was 5.56% and 5.67% during those years. The Federal Reserve Bank advances are collateralized by agency debt with a carrying value of $2.0 million at September 30, 1998. The Federal Reserve Bank advances are collateralized by U.S. Treasury bills with a carrying value of $2.0 million at September 30, 1997.

Securities sold under agreements to repurchase averaged $15.1 million and $5.4 million based on average daily balances during the years ended September 30, 1998 and 1997, respectively. The maximum amount outstanding at any month-end was $30.6 million and $22.5 million during those years, respectively. The average balances are calculated based on daily balances. Securities sold under agreements to repurchase were delivered for escrow to the broker-dealer who arranged the transactions.

The Bank line of credit averaged $9.0 million and $5.6 million for the years ended September 30, 1998 and 1997. The maximum amount outstanding at any month-end was $18.0 million and $12.0 million, respectively. The line of credit allows for individual advances of one to six months at rates tied to equivalent term LIBOR indices and is collateralized by the stock of the Bank. The line of credit allows for up to $30.0 million in borrowings.

(10)  OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses are as follows:


                                                                          Years Ended September 30,
                                                                 -------------------------------------------
 (In thousands)                                                      1998           1997           1996
------------------------------------------------------------------------------------------------------------
Data processing..............................................         $ 1,741       $  1,574       $  1,317
Advertising..................................................           1,435          1,350          1,425
Stationery, printing and office supplies.....................             784            617            481
Telephone and postage........................................           1,223          1,036            724
Insurance and surety bond premiums............................            108            130            103
Professional fees and services................................            582            475            310
Supervisory assessment........................................            284            253            220
Amortization of intangible assets.............................          1,080            834            446
Organization dues and subscriptions...........................            132            123            124
Consumer lending..............................................            203            234            357
Miscellaneous ................................................          1,980          1,053          1,096
                                                                      -------       --------       --------
                                                                      $ 9,552       $  7,679       $  6,603
                                                                      =======       ========       ========



(11)  INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of the following:


-----------------------------------------------------------------------------------------------------------
(In thousands)                                                      Federal         State         Total
-----------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1998
    Current......................................................     $ 3,360        $ (698)       $ 2,662
    Deferred.....................................................      (1,180)          344           (836)
                                                                      -------        ------        -------
                                                                      $ 2,180        $ (354)         1,826
                                                                      =======        ======        =======

YEAR ENDED SEPTEMBER 30, 1997
    Current......................................................     $ 2,114        $  121        $ 2,235
    Deferred.....................................................        (507)         (184)          (691)
                                                                      -------        ------        -------
                                                                      $ 1,607        $ ( 63)       $ 1,544
                                                                      =======        ======        =======

YEAR ENDED SEPTEMBER 30, 1996
    Current......................................................     $ 4,785        $  199        $ 4,984
    Deferred.....................................................      (1,820)         (253)        (2,073)
                                                                      -------        ------        -------
                                                                      $ 2,965        $  (54)       $ 2,911
                                                                      =======        ======        =======

Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:


------------------------------------------------------------------------------------------------------
                                                                    Years Ended September 30,
(In thousands)                                                 1998           1997            1996
------------------------------------------------------------------------------------------------------
Federal income tax expense at statutory rate of 35%......      $  5,818      $   4,642        $  4,682
State income taxes, net of Federal income tax benefit....          (241)           (41)            (35)
Tax exempt interest......................................          (146)          (156)           (237)
Non-deductible compensation..............................           424            127             176
Acquisition intangible amortization......................           247            152              21
Change in beginning of year valuation allowance..........             -              -            (171)
Affordable housing credits...............................        (4,176)        (2,923)         (1,617)
Other, net...............................................          (100)          (257)             92
                                                               --------      ---------        --------
                                                               $  1,826      $   1,544        $  2,911
                                                               ========      =========        ========



Included in other assets is a deferred tax asset of $3.6 million and $2.6 million at September 30, 1998 and 1997, respectively. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:


------------------------------------------------------------------------------------------------------------
                                                                                     September 30,
(In thousands)                                                                 1998               1997
------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Allowance for loan losses................................................      $   2,032           $  1,260
Deferred interest and fee income.........................................            568                807
Net operating losses.....................................................            711                590
Valuation adjustments and reserves.......................................             47              1,412
Accrued expenses.........................................................            425                199
Deferred compensation....................................................            471                572
Unrealized loss on available for sale securities.........................            231                  -
Non-qualified stock option exercise......................................            297                447
Low income housing credit carryover......................................            877                  -
                                                                               ---------           --------
Gross deferred tax asset.................................................          5,659              5,287
Less valuation allowance.................................................           (692)              (425)
                                                                               ---------           --------
Net deferred tax asset...................................................          4,967              4,862

DEFERRED TAX LIABILITIES:
Fixed asset tax basis adjustments........................................         (1,031)              (883)
FHLB stock tax basis adjustment..........................................           (307)              (307)
Unrealized gains on available for sale securities........................              -               (125)
Unamortized accounting change for securities marked to market............              -               (526)
Other....................................................................            (61)              (376)
                                                                               ---------           --------
Gross deferred tax liability.............................................         (1,399)            (2,217)
                                                                               ---------           --------
Net deferred tax asset ..................................................      $   3,568           $  2,645
                                                                               =========           ========

At September 30, 1998 and 1997, deferred tax assets include approximately $13.8 million and $11.5 million of various state net operating loss carry forwards respectively, which begin to expire in 1999 and are reduced by the valuation allowance to the extent full realization is in doubt. The low income housing credits included in deferred tax assets at September 30, 1998 can be carried forward for 15 years. Therefore, the credits will expire in 2012.

(12)  SHAREHOLDERS' EQUITY

In accordance with federal regulations, at the time the Bank converted from a federal mutual savings bank to a federal stock savings bank, the Bank established a liquidation account equal to its retained earnings of $63.0 million to provide a limited priority claim for the benefit of qualifying depositors who maintain their deposit accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits. At September 30, 1998, the balance of the liquidation account was approximately $21.6 million. Under current regulations, the Bank is not permitted to pay dividends on its stock if the effect would reduce its regulatory capital below the liquidation account.

Office of Thrift Supervision ("OTS") regulations also provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, and after prior notice but without approval by the OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. During the year ended September 30, 1998, the Bank paid dividends to the Company totaling $15.6 million. As of September 30, 1998, retained earnings of the Bank of approximately $21.3 million were free of restriction and available for dividend payments.

Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its shareholders. However, the Company's source of funds for future dividends may depend upon dividends from the Bank.

Under the Internal Revenue Code and the Wisconsin Statutes, for tax years beginning before 1996, the Company was permitted to deduct an annual addition to a reserve for bad debts. This amount differed from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Shareholders' equity at September 30, 1998 includes approximately $21.9 million, for which no federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 1998, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. A well-capitalized institution significantly exceeds the required minimum level for each relevant capital measure. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table summarizes the Bank's capital ratios and the ratios required by federal regulations:


                                                                                       To Be Well
                                                                                    Capitalized Under
                                                               For Capital          Prompt Corrective
                                          Actual            Adequacy Purposes       Action Provisions
                                   ----------------------  ---------------------  --------------------
                                    Amount      Ratio       Amount      Ratio       Amount      Ratio
---------------------------------  ---------  -----------  ----------  ---------  -----------  -------
                                                              (In thousands)
As of September 30, 1998:

Tangible capital..............       119,843       6.48%    >=73,966    >=4.0%    >= 92,458    >= 5.0%
Core capital .................       119,843       6.48%    >=73,966    >=4.0%    >= 92,458    >= 5.0%
Tier 1 risk-based capital.....       119,843      10.23%    >=46,846    >=4.0%    >= 70,270    >= 6.0%
Risk-based capital............       127,373      10.88%    >=93,693    >=8.0%    >=117,116    >=10.0%

As of September 30, 1997:

Tangible capital..............       117,337       7.14%    >=65,762    >=4.0%    >= 82,211    >= 5.0%
Core capital .................       117,337       7.14%    >=65,762    >=4.0%    >= 82,211    >= 5.0%
Tier 1 risk-based capital.....       117,337      11.66%    >=40,261    >=4.0%    >= 60,392    >= 6.0%
Risk-based capital............       122,856      12.21%    >=80,523    >=8.0%    >=100,653    >=10.0%

On September 25, 1997, the Company's Board of Directors adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. Upon becoming exercisable, each right entitles shareholders to buy one one-hundredth of a share of the Company's preferred stock at an exercise price of $150. Rights do not become exercisable until eleven business days after any person or group has acquired, commenced, or announced its intention to commence a tender or exchange offer to acquire 15% or more of the Company's common stock, or in the event a person or group owning 10% or more of the Company's common stock is deemed to be "adverse" to the Company. If the rights become exercisable, holders of each right, other than the acquiror, upon payment of the exercise price, will have the right to purchase the Company's common stock (in lieu of preferred shares) having a value equal to two times the exercise price. If the Company is acquired in a merger, share exchange or other business combination or 50% or more of its consolidated assets or earning power are sold, rights holders, other than the acquiring or adverse person or group, will be entitled to purchase the acquiror's shares at a similar discount. If the rights become exercisable, the Company may also exchange rights, other than those held by the acquiring or adverse person or group, in whole or in part, at an exchange ratio of one share of the Company's common stock per right held. Rights are redeemable by the Company at any time until they are exercisable at the exchange rate of $.01 per right. Issuance of the rights has no immediate dilutive effect, does not currently affect reported earnings per share, is not taxable to the Company or its shareholders, and will not change the way in which the Company's shares are traded. The rights expire ten years from the date of issuance.

(13)  EARNINGS PER SHARE

Basic earnings per share of common stock for the years ended September 30, 1998, 1997 and 1996, have been determined by dividing net income for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share of common stock for the years ended September 30, 1998, 1997 and 1996, have been determined by dividing net income for the year by the weighted average number of shares of common stock outstanding during the year adjusted for the dilutive effect of outstanding stock options. Total shares outstanding for earnings per share calculation purposes have been reduced by the ESOP shares that have not been committed to be released.

The computation of earnings per common share for the years ended September 30 is as follows:


                                                    1998             1997              1996
                                                -----------      -----------       -----------
Net income for the period.................      $14,797,000      $11,718,000       $10,465,000
                                                ===========      ===========       ===========

Common shares issued......................        7,289,620        7,289,620         7,289,620

Treasury shares...........................        2,120,753        1,939,847         1,450,789

Unallocated ESOP shares...................          282,578          321,730           363,222
                                                -----------      -----------       -----------

Weighted average common shares
    outstanding during the period..........       4,886,289        5,028,043
                                                                                     5,475,609
Effect of dilutive stock options
    outstanding...........................          305,085          305,506           289,416
                                                -----------      -----------       -----------
Diluted weighted average common shares
    outstanding............................       5,191,374        5,333,549         5,765,025
                                                ===========      ===========       ===========

Basic earnings per share..................      $      3.03      $      2.33       $      1.91
                                                ===========      ===========       ===========
Diluted earnings per share................      $      2.85      $      2.20       $      1.82
                                                ===========      ===========       ===========

 (14)  STOCK REPURCHASE PROGRAM

On October 31, 1997, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 10% of the outstanding common stock, or approximately 523,000 shares, commencing November 18, 1997 and concluding before November 18, 1998, depending upon market conditions. The repurchased shares became treasury shares and are to be used for the exercise of stock options under the stock option plan and for general corporate purposes. The share repurchase program was completed on September 14, 1998 at an average price of $40.46 per share. This was the eighth such repurchase program that the Company has undertaken. At September 30, 1998, an aggregate of 2,730,952 shares had been repurchased in all such repurchase programs at an average price of $25.01. On September 23, 1998, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding stock, or approximately 240,000 shares. The repurchase program is authorized to start September 28, 1998 and run through September 30, 1999.

(15)  EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS:
The Company has a defined contribution pension plan which covers substantially all employees who are at least 21 years of age and have completed 1,000 hours or more of service each year. Company contributions are based on a set percentage of each participant's compensation for the plan year. Plan expense for the years ended September 1998, 1997 and 1996 was approximately $285,000, $427,000 and $289,000, respectively. The Company funds the plan's costs.

The Company also has a defined contribution savings plan for substantially all employees. The plan is qualified under Section 401(k) of the Internal Revenue Code. Participation in the plan requires that an employee be at least 21 years of age and have a minimum of six months of full-time service. Participants may elect to defer a portion of their compensation (between 2% and 10%) and contribute this amount to the plan. Under the plan, the Company will match the contribution made by each employee up to fifty percent of 4% of the eligible employee's annual compensation. Plan expense for the years ended September 30, 1998, 1997 and 1996 was approximately $179,000, $154,000 and $111,000, respectively. The Company funds the plan's costs.

The aggregate benefit payable to any employee of both defined contribution plans is dependent upon the rates of contribution, the earnings of the fund and the length of time such employee continues as a participant.

OFFICER DEFERRED COMPENSATION PLAN:
The Company has deferred compensation plans covering certain officers of the Company. These arrangements provide for monthly payments to be made upon retirement or reaching certain age levels for periods of 10 to 15 years. A liability is recorded for the present value of the future payments under these agreements earned through September 30, 1998 and 1997 amounting to $682,000 and $618,000, respectively. The Company owns insurance policies on the lives of these officers, which have cash surrender values of $1.5 million and $1.3 million, respectively, and are intended to fund these benefits.

EMPLOYEE STOCK OWNERSHIP PLAN:
In conjunction with the conversion of the Bank to a stock savings bank, an employee stock ownership plan ("ESOP") was adopted covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP borrowed $4.9 million from the Company and purchased 490,648 common shares issued in the conversion. The debt bears a variable interest rate based on the borrower's prime lending rate which was 8.25% at September 30, 1998. The balance of this loan was $3.5 million and $3.8 million at September 30, 1998 and 1997, respectively. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. The excess of the current market price of shares released over the cost of those shares is credited to paid-in-capital. As shares are released they become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended September 30, 1998, 1997 and 1996 was $1.6 million, $1.3 million and $932,000, respectively. The following is a summary of ESOP shares at September 30, 1998 and 1997:


                                                        Shares
                                            -------------------------------
                                                 1998            1997
                                            -------------------------------

    Allocated shares.......................         192,053        152,403
    Shares released for allocation.........          30,753         30,091
    Unreleased shares......................         267,842        308,154
                                            -------------------------------
    Total ESOP shares......................         490,648        490,648
                                            ===============================

    Fair value of unreleased shares
         at September 30,..................     $ 9,642,000    $11,517,000
                                            ===============================

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

At September 30, 1998, 84,607 shares were reserved for future grants. Further information concerning the options is as follows:


                                                                                   Option Price
                                                                     Shares          Per Share
                                                                     ------          ---------
Shares under option
    September 30, 1995.........................................      505,354      $ 10.00 - 16.75
      Options granted..........................................                          -
                                                                           -
      Options canceled.........................................            -             -
      Options exercised........................................      (28,952)          10.00
                                                                   ----------     ----------------
    September 30, 1996.........................................      476,402       10.00 - 16.75
      Options granted..........................................      336,200       26.25 - 38.75
      Options canceled.........................................      (17,246)      10.00 - 29.00
      Options exercised........................................     (138,790)          10.00
                                                                   ----------     ----------------
    September 30, 1997.........................................      656,566       10.00 - 38.75
      Options granted..........................................       36,667           38.38
      Options canceled.........................................      (24,750)          29.00
      Options exercised........................................      (86,673)      10.00 - 29.00
                                                                   ----------     ----------------
    September 30, 1998.........................................      581,810       10.00 - 38.75
                                                                   ==========     ================

    Options exercisable                                              298,017      $ 10.00 - 38.75
                                                                   ==========     ================

The following table summarizes information about stock options outstanding at September 30, 1998:


                                    Options Outstanding                       Options Exercisable
                       ----------------------------------------------   --------------------------------
                                          Weighted                                         Weighted
     Exercise              Number          Average        Average           Number          Average
   Price Range          Outstanding    Exercise Price      Life*         Outstanding    Exercise Price
------------------- -- --------------- ---------------- ------------    --------------- ----------------

      $10.00                  241,443      $10.00          4.71                221,257      $10.00
      $16.75                    8,500      $16.75          5.83                  1,417      $16.75
  $26.25-$29.00               293,200      $28.91          8.51                 70,132      $29.00
  $38.38-$38.75                38,667      $38.39          9.01                 14,700      $38.38

       *Average contractual life remaining in years

For purposes of providing the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of stock options granted was estimated using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $12.64 and $7.18, respectively, on the date of grant with the following weighted-average assumptions used for grants in 1998 and 1997, respectively:


                                                                                    September 30,
                                                                               1998            1997
                                                                        ---------------- -----------------
Expected dividend yield............................................               1.55%             1.47%
Risk-free interest rates...........................................               5.82%             6.75%
Expected lives.....................................................            10 years          10 years
Expected volatility................................................                 15%               15%

Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. This pro forma net income reflects only options granted in 1998 and 1997. Therefore, the full impact of calculating compensation cost under SFAS No. 123 is not reflected in the pro-forma net income and earnings per share amounts.


                                                                                   September 30,
                                                                               1998             1997
                                                                        ---------------- -----------------

Net Income                      As reported..........................      $ 14,797,000      $ 11,718,000
                                Pro forma............................      $ 14,519,000      $ 11,479,000

Basic earnings per share        As reported..........................         $    3.03         $    2.33
                                Pro forma............................         $    2.97         $    2.28

Diluted earnings per share      As reported..........................         $    2.85         $    2.20
                                Pro forma............................         $    2.80         $    2.16

MANAGEMENT RECOGNITION AND RETENTION PLAN:
The Company and the Bank have a Management Recognition and Retention Plan ("MRP"). Pursuant to the MRP, 280,370 shares of common stock were awarded to directors and officers and are earned over three years. The aggregate purchase price of these shares, initially recorded as a reduction of shareholders' equity, were amortized as compensation expense as participants became fully vested. All participants became fully vested as of June 18, 1996. MRP expense for the years ended September 30, 1998, 1997 and 1996 was $-0-, $-0- and $701,000, respectively.

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


                                                              Contractual or Notional
                                                                     Amount(s)
                                                                   September 30,
                                                               1998              1997
                                                          ---------------   --------------
                                                                   (In thousands)
 Financial instruments whose contract amounts
 represent credit risk, are as follows:
     Commitments to extend credit:
       Fixed-rate loans.................................       $  10,637        $  10,890
       Variable-rate loans..............................          19,647           16,792
     Mortgage loans sold with recourse...................         35,558           39,763
     Guarantees under IRB issues........................          18,301           11,220
     Interest rate swap agreements......................         225,000          163,000
     Interest rate corridors.............................         10,000           30,000
     Commitments to:
       Purchase mortgage-backed securities..............               -            1,930
       Sell mortgage-backed securities..................          37,000            1,930
     Unused and open-ended lines of credit:
       Consumer.........................................         158,210          122,970
       Commercial.......................................          25,061           14,075
     Open option contracts written:
       Short-call options...............................           2,000            2,000
     Commitments to fund equity investments.............               -            2,903

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed-rate loan commitments as of September 30, 1998 have interest rates ranging from 6.50% to 7.50%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily FNMA, with the servicing of these loans being retained by the Company. The Company receives a larger servicing spread on those loans being serviced then it would if the loans had been sold without recourse.

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial development revenue bond issue ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At September 30, 1998, appraised values of the real estate collateral exceeded the amount of the guarantees.

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

 The agreements at September 30, 1998 consist of the following:


  Notional
   Amount                                              Maturity         Call           Fixed          Variable
   (000s)                     Type                       Date           Date            Rate            Rate
-------------------------------------------------------------------------------------------------------------------
  $10,000          Fixed Pay-Floating Receive            1998      not applicable       4.93            5.61
   15,000          Fixed Pay-Floating Receive            1998      not applicable       5.25            5.61
   10,000          Fixed Pay-Floating Receive            1998      not applicable       5.23            5.69
   10,000          Fixed Pay-Floating Receive            1998      not applicable       5.43            5.59
   10,000          Fixed Receive-Floating Pay            1998      not applicable       6.10            5.50
   15,000          Fixed Receive-Floating Pay            2003           1999            6.00            5.51
   15,000          Fixed Receive-Floating Pay            2005           1999            6.10            5.52
   15,000          Fixed Receive-Floating Pay            2005           1999            6.25            5.36
   10,000          Fixed Receive-Floating Pay            2003           1999            6.58            5.59
    5,000          Fixed Receive-Floating Pay            2003           1999            6.47            5.59
   10,000          Fixed Receive-Floating Pay            2003           1999            6.53            5.59
    5,000          Fixed Receive-Floating Pay            2003           1999            6.49            5.59
   10,000          Fixed Receive-Floating Pay            2007           1998            6.90            5.53
   15,000          Fixed Receive-Floating Pay            2007           1999            7.15            5.29
   15,000          Fixed Receive-Floating Pay            2007           1999            7.05            5.55
   10,000          Fixed Receive-Floating Pay            2007           1999            7.13            5.55
   15,000          Fixed Receive-Floating Pay            2005           1999            6.00            5.47
   15,000          Fixed Receive-Floating Pay            2007           1999            6.90            5.51
   15,000          Fixed Receive-Floating Pay            2008           1999            6.30            5.55

The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore at September 30, 1998, the gross unrealized gains and losses of $2.1 million and $545,000, respectively, equals the fair value of the interest rate swaps of $1.6 million. At September 30, 1997, the gross unrealized gains and losses of $328,000 and $710,000, respectively, equals the fair value loss of the interest rate swaps of $382,000.

The Company uses interest rate corridors to help protect its net interest margin in various interest rate environments. The corridors pay the Company 1.0% per annum of the notional amount over its life only when the three-month LIBOR rate is between the corridor strike rates (inclusive of the strike rate). There are no payments due to the Company when the three-month LIBOR rate is outside the corridor strike rates.

The interest rate corridors consist of the following:


----------------------------------------------------------------------------------------------------------
 Notional
  Amount                                                                     Maturity
  (000s)                             Payment Type                              Date        Strike Rates
----------------------------------------------------------------------------------------------------------
  $5,000              1.0% when three-month LIBOR within corridor              2000        7.00%-8.00%
   5,000              1.0% when three-month LIBOR within corridor              2000        7.50%-8.50%

These instruments do not qualify as hedges and are accounted for in the trading portfolio, and therefore, are valued at fair value. The fair value of the interest rate corridors is $1,000 at September 30, 1998.

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

The open option contracts written represent the notional amounts to buy (short-put options) or sell (short-call options) mortgage-backed securities (GNMA or FNMA) at a future date and specified price. The Company receives a premium/fee for option contracts written which gives the purchaser the right, but not the obligation, to buy or sell mortgage-backed securities within a specified time period for a contracted price. Because these contracts can expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The options expire in 76 days.

The commitments to fund equity investments represent amounts SFEP, is committed to invest in low-income housing projects, which would qualify for tax credits under Section 42 of the Internal Revenue Code (the "Code"). The investment in the low-income housing projects is included in the Company's balance sheet as real estate held for investment.

The Company's primary business activities include granting residential mortgage and consumer loans to customers located within the proximity of their branch locations, primarily within the State of Wisconsin. Approximately $18.5 million of commercial real estate and multi-family loans are outside Wisconsin as of September 30, 1998.

In the normal course of business, various legal proceedings involving the Company are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions.

The Company leases 13 offices under agreements which expire at various dates through January 2030, with nine leases having renewable options. Rent expense under these agreements totaled approximately $804,000, $468,000 and $252,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

The future minimum rental commitments as of September 30, 1998 under these leases for the next five years and thereafter, are as follows:


     Years Ended September 30,                Amount
     -----------------------------------------------------
                                         (In thousands)

     1999...............................           $  899
     2000...............................              878
     2001...............................              878
     2002...............................              849
     2003...............................              776
     2004 and thereafter................            6,056

(17)  FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are materially affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be interpreted to represent, the underlying value of the Company.

The following table presents the estimates of fair value of financial instruments at September 30, 1998:


-----------------------------------------------------------------------------------------------------------
                                                                                   Carrying       Fair
(In thousands)                                                                       Value        Value
-----------------------------------------------------------------------------------------------------------
Financial Assets:
    Cash and cash equivalents...................................................    $ 30,746      $ 30,746
    Debt and equity securities..................................................     110,878       110,936
    Mortgage-backed and related securities......................................     697,090       697,500
    Mortgage loans held for sale................................................      23,864        24,562
    Loans receivable............................................................     855,132       869,203
    Federal Home Loan Bank stock................................................      23,453        23,453

Financial Liabilities:
    Certificate accounts........................................................     632,346       632,346
    Other deposit accounts......................................................     584,528       584,528
    Advances and other borrowings...............................................     504,677       504,677


----------------------------------------------------------------------------------------------------------
                                                                       Notional    Carrying       Fair
(In thousands)                                                         Amount        Value        Value
----------------------------------------------------------------------------------------------------------
Off-Balance Sheet Items:
    Commitments to extend credit.....................................  $  30,284           -             *

    Unused and open-ended lines of credit............................    183,271           -             *

    Commitments to sell mortgage-backed and related securities.......     37,000           -             -
    Interest rate swap agreements....................................    225,000   $     (11)     $  1,597
    Interest rate corridors..........................................     10,000           -             1
    Open option contracts:
      Short-call options.............................................      2,000         (17)          (17)

   *    Amount is not material.

The following table presents the estimates of fair value of financial instruments at September 30, 1997:


-----------------------------------------------------------------------------------------------------------
                                                                                   Carrying       Fair
(In thousands)                                                                       Value        Value
-----------------------------------------------------------------------------------------------------------
Financial Assets:
    Cash and cash equivalents...................................................    $ 42,858      $ 42,858
    Debt and equity securities..................................................      60,080        60,155
    Mortgage-backed and related securities......................................     687,565       686,935
    Mortgage loans held for sale................................................      24,630        25,048
    Loans receivable............................................................     712,875       723,268
    Federal Home Loan Bank stock................................................      20,843        20,843

Financial Liabilities:
    Certificate accounts........................................................     609,691       609,691
    Other deposit accounts......................................................     477,446       477,446
    Advances and other borrowings...............................................     420,228       420,228

-----------------------------------------------------------------------------------------------------------
                                                                       Notional    Carrying         Fair
(In thousands)                                                         Amount        Value          Value
-----------------------------------------------------------------------------------------------------------
Off-Balance Sheet Items:
    Commitments to extend credit.....................................    $27,682           -           *

    Unused and open-ended lines of credit............................    137,045           -           *

    Commitments to purchase mortgage-backed and related securities...      1,930           -             -
    Commitments to sell mortgage-backed and related securities.......      1,930           -             -
    Interest rate swap agreements....................................    163,000      $ (553)       $  382
    Interest rate corridors..........................................     30,000          63            63
    Open option contracts:
      Short-put options..............................................          -           -             -
      Short-call options.............................................      2,000          (8)           (8)

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

LOANS RECEIVABLE: For variable-rate mortgage loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for residential mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for commercial real estate loans, rental property mortgage loans, and consumer and other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

FEDERAL HOME LOAN BANK STOCK: FHLB stock is carried at cost which is its redeemable (fair) value since the market for this stock is limited.

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

(18)  FINANCIAL INFORMATION OF ST. FRANCIS CAPITAL CORPORATION (PARENT ONLY)

                        STATEMENT OF FINANCIAL CONDITION

                                                                                      September 30,
(In thousands)                                                                     1998           1997
-----------------------------------------------------------------------------------------------------------
                                                  ASSETS
Cash, all with Bank...........................................................     $  1,483        $ 2,430
Mortgage-backed and related securities available for sale.....................            -            476
Investment in subsidiaries, at equity.........................................      137,587        136,473
Accrued interest receivable and other assets..................................          812            791
                                                                               -------------  -------------
      Total assets............................................................     $139,882       $140,170
                                                                               =============  =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Advances and other borrowings.............................................     $ 18,000       $ 11,000
    Accrued interest and other liabilities....................................          337            640
                                                                               -------------  -------------
      Total liabilities.......................................................       18,337         11,640
                                                                               -------------  -------------

Shareholders' equity:
    Common stock..............................................................           73             73
    Additional paid-in capital................................................       75,310         73,541
    Unrealized gain on securities available for sale..........................          381          1,046
    Unearned ESOP compensation................................................       (2,678)        (3,088)
    Treasury stock, at cost...................................................      (63,903)       (44,511)
    Retained earnings, substantially restricted...............................      112,362        101,469
                                                                               -------------  -------------
      Total shareholders' equity..............................................      121,545        128,530
                                                                               -------------  -------------
      Total liabilities and shareholders' equity..............................     $139,882       $140,170
                                                                               =============  =============



                              STATEMENT OF INCOME

                                                                                Year ended
                                                                              September 30,
(In thousands)                                                     1998            1997           1996
------------------------------------------------------------------------------------------------------------

Dividend received from Bank..................................      $ 15,627        $ 11,500        $ 13,124
Interest and other dividend income...........................           421             701           1,487
Other income (loss)..........................................             -             (25)            291
Advances and other borrowings................................          (581)           (418)              -
General and administrative expenses..........................          (828)         (1,160)         (1,138)
                                                               -------------   -------------  --------------
    Income before income tax expense and equity in
      undistributed earnings of subsidiaries.................        14,639          10,598          13,764
Income tax expense...........................................          (242)           (335)            143
                                                               -------------   -------------  --------------
    Income before equity in undistributed earnings of
      subsidiaries...........................................        14,881          10,933          13,621
Equity in (distributed) undistributed earnings of
  subsidiaries...............................................           (84)            785          (3,156)
                                                               -------------   -------------  --------------
Net income...................................................      $ 14,797        $ 11,718        $ 10,465
                                                               =============   =============  ==============

                             STATEMENT OF CASH FLOWS

                                                                              Year ended
                                                                            September 30,
(In thousands)                                                   1998            1997           1996
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income.................................................      $ 14,797        $ 11,718         $ 10,465
Adjustments to reconcile net income to cash provided
by operations:
    Equity in distributed (undistributed) earnings of
    subsidiaries............................................           84            (785)           3,156
    Increase (decrease) in liabilities......................         (303)            640                -
    Other, net..............................................          (11)           (307)             288
                                                             ------------    ------------   --------------
Cash provided by operations................................        14,567          11,266           13,909
                                                             ------------    ------------   --------------

Cash flows from investing activities:
Purchase of Kilbourn State Bank stock......................             -         (25,283)               -
Proceeds from sales of securities available for sale.......           395           3,900           18,075
Purchase of securities available for sale..................             -               -           (3,824)
Principal repayments on securities available for sale......            91             133              181
                                                             ------------    ------------   --------------
Cash provided by (used in) investing activities............           486         (21,250)          14,432
                                                             ------------    ------------   --------------

Cash flows from financing activities:
Stock option transactions..................................         1,072           1,822             (368)
Proceeds from advances and other borrowings................        39,000          12,000                -
Repayments from advances and other borrowings..............       (32,000)         (1,000)               -
Purchase of treasury stock.................................       (21,160)        (11,816)         (15,483)
Dividends paid.............................................        (2,912)         (2,450)          (2,199)
                                                             ------------    ------------   --------------
Cash used in financing activities..........................       (16,000)         (1,444)         (18,050)
                                                             ------------    ------------   --------------

Increase (decrease) in cash................................          (947)        (11,428)          10,291
Cash at beginning of year..................................         2,430          13,858            3,567
                                                             ============    ============   ==============
Cash at end of year........................................      $  1,483         $ 2,430         $ 13,858
                                                             ============    ============   ==============

(19)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                           For the quarter ended,
                               -------------------------------------------------------------------------------
                                 Sep 30    Jun 30    Mar 31    Dec 31    Sep 30    Jun 30    Mar 31   Dec 31
                                 1998      1998      1998      1997      1997      1997      1997      1996
                               -------------------------------------------------------------------------------
                                     (Dollars in thousands, except earnings per share and market prices)
Interest and dividend income..  $ 31,200  $ 29,569  $ 27,680  $ 29,460  $ 29,317 $  28,304  $ 25,691  $ 24,834

Interest expense..............    20,156    18,981    17,924    19,002    19,109    18,058    16,312    15,884
                               -------------------------------------------------------------------------------
Net interest income...........    11,044    10,588     9,756    10,458    10,208    10,246     9,379     8,950
Provision for loan losses.....       300       300     1,500       200       779       129       111       261
                               -------------------------------------------------------------------------------
Net interest income after
     provision for loan
     losses...................    10,744    10,288     8,256    10,258     9,429    10,117     9,268     8,689
Securities gains/(losses).....       287       464      (118)      610       370       511       273       861
Gain (loss) on sales of
     mortgage loans held for
     sale, net................     1,129       894     1,302     1,042       728       464       143       227

Other operating income........     3,221     3,323     3,989     2,765     1,118       164     2,234     1,569
                               -------------------------------------------------------------------------------
Total other operating income       4,637     4,681     5,173     4,417     2,216     1,139     2,650     2,657
General and administrative
     expenses.................    10,755    10,743    10,366     9,967     8,314     8,840     8,287     7,462
                               -------------------------------------------------------------------------------
Income before income tax
     expense..................     4,626     4,226     3,063     4,708     3,331     2,416     3,631     3,884
Income tax expense (benefit)         764       672      (520)      910       222       (60)      655       727
                               -------------------------------------------------------------------------------
Net income....................   $ 3,862  $  3,554   $ 3,583  $  3,798 $   3,109 $   2,476  $  2,976    $3,157
                               ===============================================================================

Basic earnings per share (1)..   $  0.82   $  0.72   $  0.72   $  0.77   $  0.62   $  0.49  $   0.59   $  0.62

Diluted earnings per share
     (2)......................   $  0.77   $  0.69   $  0.68   $  0.72   $  0.59   $  0.46  $   0.56   $  0.59

Weighted average shares -
     basic.................... 4,737,596 4,905,481 4,964,794 4,939,200 4,976,454 5,033,560 5,041,665 5,060,848
Weighted average shares -
     diluted.................. 4,998,005 5,177,069 5,262,816 5,273,064 5,229,931 5,339,389 5,335,033 5,348,785

Market Information:
     High.....................   $ 40.13   $ 45.25   $ 50.75   $ 50.50 $   38.00 $   38.75  $  32.25   $ 27.00
     Low......................     35.00     35.75     41.50     36.75     33.88     29.00     26.00     25.00
     Close....................     36.00     38.75     45.50     50.50     37.75     38.75     29.50     26.00

(1) Basic earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period.

(2) Diluted earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options.

Net income and earnings per share as reported above for the three-month period ended June 30, 1997 has been restated from the previously issued unaudited quarterly financial statements. The Company determined that it had not properly evaluated an other than temporary impairment loss on private mortgage-backed securities during the quarter ended June 30, 1997. The net effect of the change was to decrease net income by $1.2 million or $.23 per share for the three months ended June 30, 1997.

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

On October 23, 1998, the Company declared a dividend of $0.16 per share on the Company's common stock for the quarter ended September 30, 1998, which was the thirteenth cash dividend payment since the Company became a publicly-held company in June 1993. The dividend was payable on November 20, 1998 to shareholders of record as of November 10, 1998. At November 30, 1998, the closing price of the Company's common stock was $42.00 per share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, dated December 16, 1998, relating to the 1999 Annual Meeting of Shareholders currently scheduled for January 27, 1999, which is incorporated herein by reference. Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, dated December 16, 1998, relating to the 1999 Annual Meeting of Shareholders currently scheduled for January 27, 1999, which is incorporated herein by reference. However, the information set forth under the heading "Compensation Committee Report" in the Company's definitive Proxy Statement dated December 16, 1998, shall not be deemed to be incorporated by reference by any general statement into any filing and shall not otherwise be deemed to be filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, dated December 16, 1998, relating to the 1999 Annual Meeting of Shareholders currently scheduled for January 27, 1999, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement, dated December 16, 1998, relating to the 1999 Annual Meeting of Shareholders currently scheduled for January 27, 1999, which is incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) FINANCIAL STATEMENTS

The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

         Independent Auditors' Report
         Consolidated Statements of Financial Condition at September 30, 1998 and 1997
         Consolidated Statements of Income for Years Ended September 30, 1998, 1997 and 1996
         Consolidated Statements of Shareholders' Equity for Years Ended September 30, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for Years Ended September 30, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements

(a)   (2)  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.


(a)  (3) EXHIBITS:

   3.1   Articles of Incorporation of Registrant(1)
   3.2   Amended By-laws of Registrant(2)
   3.3   Stock Charter of St. Francis Bank, F.S.B.(1)
   3.4   By-laws of St. Francis Bank, F.S.B.(1)
   3.5   Articles of Amendment to the Articles of Incorporation of Registrant(4)
   4.0   Shareholders' Rights Agreement dated as of September 25, 1997 between the Registrant and Firstar Trust
         Company(4)
  10.1   St. Francis Bank, F.S.B. Money Purchase Pension Plan(1)
  10.2   St. Francis Bank, F.S.B. 401(k) Savings Plan(1)
  10.3   St. Francis Bank, F.S.B. Employee Stock Ownership Plan(1)
  10.4   Credit Agreement by and between St. Francis Bank, F.S.B. Employee Stock Ownership
         Trust and Registrant(1)
  10.5   St. Francis Bank, F.S.B. Management Recognition and Retention Plan and Trust(1)
  10.6   St. Francis Capital Corporation 1993 Incentive Stock Option Plan(1)
  10.7   St. Francis Capital Corporation 1993 Stock Option Plan for Outside Directors(1)
  10.8   1980 Deferred Compensation Agreement-John C. Schlosser(1)
  10.9   1986 Deferred Compensation Agreement-John C. Schlosser(1)
  10.10  1986 Deferred Compensation Agreement-Thomas R. Perz(1)
  10.11  1987 Deferred Compensation Agreement-Thomas R. Perz(1)
  10.12  1988 Deferred Compensation Agreement-Edward W. Mentzer(1)
  10.13  1992 Consulting, Non-Competition and Supplemental Compensation Agreement-John C. Schlosser(1)
  10.14  1996 Employment Agreement-Thomas R. Perz(3)
  10.15  1996 Employment Agreement-James C. Hazzard(3)
  10.16  1996 Employment Agreement-John C. Schlosser(3)
  10.17  1997 Employment Agreement-Bradley J. Smith(4)
  10.18  1998 Employment Agreement-Jon D. Sorenson(5)
  10.19  St. Francis Capital Corporation 1997 Stock Option Plan(4)
  10.20  Split Dollar Life Insurance Agreement-Thomas R. Perz(4)
  11.1   Statement regarding computation of per share earnings                  See footnote (13) in Part II Item 8
  13.1   1998 Summary Annual Report to Shareholders(6)
  21.1   Subsidiaries of the Registrant                                         See "Subsidiaries" in Part I Item I
  23.1   Consent of KPMG Peat Marwick LLP(5)
  24.1   Powers of Attorney for certain officers and directors(1)
  27.1   Financial Data Schedule(5)
  99.1   Proxy Statement for 1999 Annual Meeting of Shareholders(5)

(1) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement declared effective on April 22, 1993. (Registration Number 33-58680).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(5)  Filed herewith.
(6)  Filed in paper format pursuant to Rule 101(b)(1) of Regulation S-T.

A copy of one or more of the exhibits listed herein can be obtained by writing Jon D. Sorenson, Chief Financial Officer, St. Francis Capital Corporation, 13400 Bishops Lane, Brookfield, Wisconsin 53005.

(b)  REPORTS ON FORM 8-K

None

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

                         ST. FRANCIS CAPITAL CORPORATION

                         By:      /s/ Thomas R. Perz
                                  --------------------------------
                                  Thomas R. Perz, President and
                                  Chief Executive Officer
                                  (Duly Authorized Representative)

                         Date:    December 7, 1998
                                  --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


         /s/ Thomas R. Perz                                   /s/ Jon D. Sorenson
         -----------------------------------                  -----------------------------------
         Thomas R. Perz, President,                           Jon D. Sorenson, Chief Financial
         Chief Executive Officer and                          Officer and Treasurer (Principal
         Director (Principal Executive and                    Financial and Accounting Officer)
         Operating Officer)

         Date:     December 7, 1998                           Date:     December 7, 1998
                  --------------------------                           --------------------------



         /s/ John C. Schlosser                                /s/ Julia H. Taylor
         -----------------------------------                  -----------------------------------
         John C. Schlosser, Chairman of the                   Julia H. Taylor, Director
         Board and Director

         Date:    December 7, 1998                            Date:     December 7, 1998
                  --------------------------                           --------------------------



         /s/ Rudolph T. Hoppe                                 /s/ Edward W. Mentzer
         -----------------------------------                  -----------------------------------
         Rudolph T. Hoppe, Director                           Edward W. Mentzer, Director

         Date:     December 7, 1998                           Date:     December 7, 1998
                  --------------------------                           --------------------------



         /s/ Jeffrey A. Reigle                                /s/ Edmund O. Templeton
         -----------------------------------                  -----------------------------------
         Jeffrey A. Reigle, Director                          Edmund O. Templeton, Director

         Date:     December 7, 1998                           Date:     December 7, 1998
                  --------------------------                           --------------------------



         /s/ David J. Drury
         -----------------------------------
         David J. Drury, Director

         Date:     December 7, 1998
                  --------------------------