Form 10-Q
period 1998-12-31
ST FRANCIS CAPITAL CORP
filed 1999-02-16
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                         Commission File Number 0-21298

                         ST. FRANCIS CAPITAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)


          WISCONSIN                                              39-1747461
-------------------------------                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



         13400 BISHOPS LANE, SUITE 350, BROOKFIELD, WISCONSIN 53005-6203
         ---------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (414) 486-8700
                              --------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)   Yes    x        No
                                    -------       -------
                          (2)   Yes    x        No
                                    -------       -------

         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 4,980,061 at January 29, 1999.



                                  Page 1 of 31 pages

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS
                                    --------


                                                                                                                PAGE
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition.......................................................   3

          Consolidated Statements of Income....................................................................   4

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income..................   5

          Consolidated Statements of Cash Flows................................................................   6

          Notes to Consolidated Financial Statements...........................................................   8


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............   17

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................   29

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................................   30

ITEM 2.   Changes In Securities and Use of Proceeds...........................................................   30

ITEM 3.   Defaults Upon Senior Securities.....................................................................   30

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................   30

ITEM 5.   Other Information...................................................................................   30

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................   30


SIGNATURES....................................................................................................   31


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

----------------------------------------------------------------------------------------------------------------------------
                                                                                    December 31,            September 30,
                                                                                       1998                      1998
                                                                                 -----------------         -----------------
                                                                                               (In thousands)

ASSETS
Cash and due from banks......................................................     $        35,452             $      23,861
Federal funds sold and overnight deposits....................................              20,712                     6,885
                                                                                 -----------------         -----------------
Cash and cash equivalents....................................................              56,164                    30,746
                                                                                 -----------------         -----------------
Assets available for sale, at fair value:
    Debt and equity securities...............................................             122,596                   109,061
    Mortgage-backed and related securities...................................             738,113                   634,003
Mortgage loans held for sale, at lower of cost or market.....................              24,855                    23,864
Securities held to maturity, at amortized cost:
    Debt securities (market values of $1,855 and $1,875,
    respectively)............................................................               1,813                     1,817
    Mortgage-backed and related securities (market values of $57,255
    and $63,497, respectively)...............................................              57,058                    63,087
Loans receivable, net........................................................             880,532                   855,132
Federal Home Loan Bank stock, at cost........................................              28,153                    23,453
Accrued interest receivable..................................................              10,431                     9,726
Foreclosed properties........................................................                 208                        63
Real estate held for investment..............................................              29,699                    29,997
Real estate held for sale....................................................               7,315                    20,772
Premises and equipment, net..................................................              32,159                    32,165
Other assets.................................................................              34,912                    30,290
                                                                                 -----------------         -----------------
Total assets.................................................................       $   2,024,008               $ 1,864,176
                                                                                 =================         =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits.....................................................................       $   1,255,434               $ 1,216,874
Short term borrowings........................................................             411,369                   417,672
Long term borrowings.........................................................             231,105                    87,005
Advances from borrowers for taxes and insurance..............................                 243                     8,553
Accrued interest payable and other liabilities...............................              12,091                    12,527
                                                                                 -----------------         -----------------
Total liabilities............................................................           1,910,242                 1,742,631
                                                                                 -----------------         -----------------

Commitments and contingencies................................................                   -                         -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued..............................................................                   -                         -
Common stock $.01 par value:  Authorized 12,000,000 shares;
    Issued, 7,289,620 shares;
    Outstanding, 4,610,278 and 4,787,683 shares, respectively................                  73                        73
Additional paid-in-capital...................................................              75,641                    75,310
Accumulated other comprehensive income (loss)................................             (3,059)                       381
Unearned ESOP compensation...................................................             (2,575)                   (2,678)
Treasury stock at cost (2,679,342 and 2,501,937 shares, respectively)........            (70,958)                  (63,903)
Retained earnings, substantially restricted..................................             114,644                   112,362
                                                                                 -----------------         -----------------
Total shareholders' equity...................................................             113,766                   121,545
                                                                                 -----------------         -----------------
Total liabilities and shareholders' equity...................................       $   2,024,008               $ 1,864,176
                                                                                 =================         =================




          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income

----------------------------------------------------------------------------------------------------------------------------
                                                                                               Three months ended
                                                                                                  December 31,
                                                                                     ---------------------------------------
                                                                                           1998                  1997
                                                                                     ------------------     ----------------
                                                                                     (In thousands, except per share data)
 INTEREST AND DIVIDEND INCOME:
     Loans........................................................................    $         18,537        $      16,014
     Mortgage-backed and related securities.......................................              10,309               11,656
     Debt and equity securities...................................................               1,152                  948
     Federal funds sold and overnight deposits....................................                 398                  460
     Federal Home Loan Bank stock.................................................                 385                  353
     Trading account securities...................................................                  11                   29
                                                                                    ------------------     ----------------
 Total interest and dividend income...............................................              30,792               29,460
                                                                                    ------------------     ----------------
 INTEREST EXPENSE:
     Deposits.....................................................................              13,722               13,254
     Advances and other borrowings................................................               6,541                5,748
                                                                                    ------------------     ----------------
 Total interest expense...........................................................              20,263               19,002
                                                                                    ------------------     ----------------
 Net interest income before provision for loan losses.............................              10,529               10,458
 Provision for loan losses........................................................                 480                  200
                                                                                    ------------------     ----------------
 Net interest income..............................................................              10,049               10,258
                                                                                    ------------------     ----------------
 OTHER OPERATING INCOME (EXPENSE), NET:
     Loan servicing and loan related fees.........................................                 519                  555
     Depository fees and service charges..........................................                 952                  809
     Securities gains.............................................................                  28                  610
     Gain on sales of mortgage loans held for sale, net...........................               1,264                1,042
     Insurance annuity and brokerage commissions..................................                 386                  247
     Gain (loss) on foreclosed properties.........................................                (22)                    5
     Income from affordable housing...............................................               1,346                1,017
     Gain on sale of real estate held for sale....................................                 733                    -
     Other income.................................................................                 259                  132
                                                                                    ------------------     ----------------
 Total other operating income, net................................................               5,465                4,417
                                                                                    ------------------     ----------------
 GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits...........................................               5,384                4,988
     Office building, including depreciation......................................               1,003                  701
     Furniture and equipment, including depreciation .............................               1,014                  689
     Federal deposit insurance premiums...........................................                 163                  146
     Affordable housing expenses..................................................               1,409                1,180
     Other general and administrative expenses....................................               2,020                2,263
                                                                                    ------------------     ----------------
 Total general and administrative expenses........................................              10,993                9,967
                                                                                    ------------------     ----------------
 Income before income tax expense.................................................               4,521                4,708
 Income tax expense...............................................................                 756                  910
                                                                                    ------------------     ----------------
 Net income.......................................................................    $          3,765        $       3,798
                                                                                    ==================     ================
 Basic earnings per share.........................................................    $           0.86        $        0.77
                                                                                    ==================     ================
 Diluted earnings per share.......................................................    $           0.81        $        0.72
                                                                                    ==================     ================










          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

         Consolidated Statements of Changes in Shareholders' Equity and
                              Comprehensive Income

-----------------------------------------------------------------------------------------------------------

                                                 Shares of                                    Accumulated
                                                  Common                    Additional           Other
                                                   Stock        Common        Paid-In        Comprehensive
                                                Outstanding      Stock        Capital            Income
                                              -------------------------------------------------------------
                                                 (In thousands, except Shares of Common Stock Outstanding)
Three months ended December 31, 1997
Balance at September 30, 1997...............      5,226,998     $     73      $ 73,541         $   1,046
Net income..................................              -            -             -                 -
Unrealized gain on securities available
     for sale...............................              -            -             -               580
Reclassification adjustment for gains
     realized in net income.................              -            -             -              (610)
Incomes taxes...............................              -            -             -                31
Comprehensive income........................

Cash dividend - $0.14 per share.............              -            -             -                 -
Purchase of treasury stock..................         (3,000)           -             -                 -
Exercise of stock options, net..............         27,313            -             -                 -
Amortization of unearned compensation.......              -            -           291                 -
                                              -------------   ----------    ----------    --------------
Balance at December 31, 1997................      5,251,311     $     73      $ 73,832         $   1,047
                                              =============   ==========    ==========    ==============

Three months ended December 31, 1998
Balance at September 30, 1998...............      4,787,683     $     73      $ 75,310         $     381
Net income..................................              -           -              -                 -
Unrealized loss on securities available
     for sale...............................              -            -             -           (5,616)
Reclassification adjustment for gains
     realized in net income.................              -            -             -                28
Incomes taxes...............................              -            -             -             2,204
Comprehensive income........................

Cash dividend - $0.16 per share.............              -            -             -                 -
Purchase of treasury stock..................       (217,987)           -             -                 -
Exercise of stock options, net..............         40,582            -             -                 -
Amortization of unearned compensation.......              -            -           331                 -
                                              -------------   ----------    ----------    --------------
Balance at December 31, 1998................      4,610,278     $     73      $ 75,641         $  (3,059)
                                              =============   ==========    ==========    ==============



-----------------------------------------------------------------------------------------------------------
                                                 Unearned
                                                   ESOP          Treasury      Retained
                                               Compensation       Stock        Earnings           Total
                                              -------------------------------------------------------------
                                                 (In thousands, except Shares of Common Stock Outstanding)
Three months ended December 31, 1997
Balance at September 30, 1997...............      $(3,088)      $(44,511)      $ 101,469       $  128,530
Net income..................................            -              -           3,798            3,798
Unrealized gain on securities available
     for sale...............................            -              -               -              580
Reclassification adjustment for gains
     realized in net income.................            -              -               -             (610)
Incomes taxes...............................            -              -               -               31
                                                                                            -------------
Comprehensive income........................                                                        3,799

Cash dividend - $0.14 per share.............            -              -            (731)            (731)
Purchase of treasury stock..................            -           (115)              -             (115)
Exercise of stock options, net..............            -            590            (317)             273
Amortization of unearned compensation.......           99              -               -              390
                                              -----------    -----------     -----------    -------------
Balance at December 31, 1997................      $(2,989)      $(44,036)      $ 104,219        $ 132,146
                                              ===========    ===========     ===========    =============

Three months ended December 31, 1998
Balance at September 30, 1998...............     $(2,678)       $(63,903)      $ 112,362        $ 121,545
Net income..................................           -               -           3,765            3,765
Unrealized loss on securities available
     for sale...............................           -               -               -           (5,616)
Reclassification adjustment for gains
     realized in net income.................           -               -               -               28
Incomes taxes...............................           -               -               -            2,204
                                                                                            -------------
Comprehensive income........................                                                        3,799

Cash dividend - $0.16 per share.............           -              -             (745)            (745)
Purchase of treasury stock..................           -         (8,048)               -           (8,048)
Exercise of stock options, net..............           -            993             (738)             255
Amortization of unearned compensation.......         103              -                -              434
                                              ----------     ----------      -----------    -------------
Balance at December 31, 1998................     $(2,575)      $(70,958)       $ 114,644        $ 113,766
                                              ===========    ==========      ===========    =============



          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Three months ended
                                                                                                                December 31,
                                                                                                       -----------------------------
                                                                                                          1998               1997
                                                                                                       ----------         ----------
                                                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................................................         $   3,765          $   3,798
Adjustments to reconcile net income to net cash provided by Operating activities:
      Provision for loan losses ..............................................................               480                200
      Depreciation, accretion and amortization ...............................................             2,172              1,542
      Deferred income taxes ..................................................................             2,144                524
      Securities gains .......................................................................               (28)              (610)
      Originations of loans held for sale ....................................................           (86,207)           (47,863)
      Proceeds from sales of loans held for sale .............................................            83,952             52,109
      Stock-based compensation expense .......................................................               434                390
      Other, net .............................................................................            (2,120)            (6,776)
                                                                                                       ---------          ---------
Total adjustments ............................................................................               827               (484)
                                                                                                       ---------          ---------
Net cash provided by operating activities ....................................................             4,592              3,314
                                                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity .............................                 4                  4
    Purchases of debt securities held to maturity ............................................                --                 --
    Principal repayments on mortgage-backed and related securities
        held to maturity .....................................................................             6,029                394
    Purchases of mortgage-backed securities available for sale ...............................          (200,950)           (80,155)
    Proceeds from sales of mortgage-backed securities available
      for sale ...............................................................................            23,990            103,688
    Principal repayments on mortgage-backed securities available
      for sale ...............................................................................            72,850             35,752
    Purchase of debt and equity securities available for sale ................................           (81,058)           (10,780)
    Proceeds from sales of debt and equity securities available for sale .....................            47,005             21,625
    Proceeds from maturities of debt and equity securities available for sale ................            20,518              6,478
    Purchases of Federal Home Loan Bank stock ................................................            (5,900)                --
    Redemption of Federal Home Loan Bank stock ...............................................             1,200                 --
    Purchase of loans ........................................................................            (4,627)           (16,947)
    Increase in loans, net of loans held for sale ............................................           (30,340)             6,574
    Gain on sale of real estate held for sale ................................................              (733)                --
    Proceeds from sale of real estate held for sale ..........................................            14,190                 --
    (Increase) decrease in real estate held for investment ...................................              (333)            (1,549)
    Purchases of premises and equipment, net .................................................              (528)            (2,633)
                                                                                                       ---------          ---------
Net cash (used in) investing activities ......................................................          (138,683)            62,451
                                                                                                       ---------          ---------






          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow, cont.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Three months ended
                                                                                                                December 31,
                                                                                                       -----------------------------
                                                                                                          1998               1997
                                                                                                       ----------         ----------
                                                                                                               (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits .................................................................            38,560            (22,683)
    Proceeds from advances and other borrowings ..............................................           283,684             23,855
    Repayments on advances and other borrowings ..............................................          (169,169)           (40,382)
    Increase (decrease) in securities sold under agreements to repurchase ....................            23,282            (16,115)
    Decrease in advances from borrowers for taxes and insurance ..............................            (8,310)            (9,242)
    Dividends paid ...........................................................................              (745)              (731)
    Stock option transactions ................................................................               255                273
    Purchase of treasury stock ...............................................................            (8,048)              (115)
                                                                                                       ---------          ---------
Net cash provided by financing activities ....................................................           159,509            (65,140)
                                                                                                       ---------          ---------

Increase in cash and cash equivalents ........................................................            25,418                625

Cash and cash equivalents:
      Beginning of period ....................................................................            30,746             42,858
                                                                                                       ---------          ---------
      End of period ..........................................................................         $  56,164          $  43,483
                                                                                                       =========          =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest ...............................................................................         $  19,352          $  20,331
      Income taxes ...........................................................................               100                101

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Mortgage loans secured as mortgage-backed securities ...................................         $   3,959          $   7,661
      Transfer from loans to foreclosed properties ...........................................               156                180
      Transfer of mortgage loans to mortgage loans held for sale .............................            18,591             13,292



















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

(2)  Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1999.

         Certain previously reported balances have been reclassified to conform with the 1999 presentation.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting the components of comprehensive income prominently within the financial statements. Comprehensive income includes net income plus certain transactions that are reported directly within stockholders' equity. The Company adopted this statement with the first quarter of 1999 financial statements and has restated the prior period amounts. The adoption of this statement did not have any impact on the financial position or the results of operations of the Company.


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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued




The contractual or notional amounts of off-balance sheet financial instruments are as follows:

                                               Contractual or Notional Amount(s)
                                                  December 31,  September 30,
                                                      1998           1998
                                                  ------------  -------------
                                                        (In thousands)
Commitments to extend credit:
    Fixed-rate loans ............................  $ 15,185       $ 10,637
    Variable-rate loans .........................    38,910         19,647
Mortgage loans sold with recourse ...............    25,893         35,558
Guarantees under IRB issues .....................    24,504         18,301
Interest rate swap agreements (notional amount) .   170,000        225,000
Interest rate corridors (notional amount) .......        --         10,000
Commitments to:
  Purchase mortgage-backed securities ...........    35,000             --
  Sell mortgage-backed securities ...............        --         37,000
Unused and open-ended lines of credit:
  Consumer ......................................   158,340        158,210
  Commercial ....................................    30,778         25,061
Open option contracts written:
  Short-put options .............................        --             --
  Short-call options ............................     4,000          2,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of December 31, 1998 have interest rates ranging from 6.50% to 7.50%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily Federal National Mortgage Association ("FNMA"), with the servicing of these loans being retained by the Company. The Company's exposure on loans sold with recourse is the same as if the loans remained in the Company's loan portfolio. The Company receives a larger servicing spread on those loans being serviced than it would if the loans had been sold without recourse.

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential losses on the letters of credit are the notional amount of the guarantees less the value of the real estate collateral. At December 31, 1998, appraised values of the real estate collateral exceeded the amount of the guarantees.

Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments, but does not expect any counterparty to fail to meet their obligations. The fixed receive-floating pay agreements were entered into as

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


hedges of the interest rates on fixed rate certificates. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing liabilities.

The agreements at December 31, 1998 consist of the following:

  Notional
   Amount                                         Maturity             Call              Fixed        Variable
   (000s)                   Type                    Date               Date              Rate           Rate
 ------------------------------------------------------------------------------------------------------------------
   $ 15,000      Fixed Receive-Floating Pay         2003               1999              6.00%          5.17%
     15,000      Fixed Receive-Floating Pay         2005               1999              6.10%          5.05%
     15,000      Fixed Receive-Floating Pay         2005               1999              6.25%          5.11%
     10,000      Fixed Receive-Floating Pay         2003               1999              6.58%          5.28%
      5,000      Fixed Receive-Floating Pay         2003               1999              6.47%          5.28%
     10,000      Fixed Receive-Floating Pay         2003               1999              6.53%          5.28%
      5,000      Fixed Receive-Floating Pay         2003               1999              6.43%          5.28%
     15,000      Fixed Receive-Floating Pay         2007               1999              7.15%          5.10%
     15,000      Fixed Receive-Floating Pay         2007               1999              7.05%          5.14%
     10,000      Fixed Receive-Floating Pay         2007               1999              7.13%          5.14%
     15,000      Fixed Receive-Floating Pay         2005               1999              6.00%          5.13%
     15,000      Fixed Receive-Floating Pay         2007               1999              6.90%          5.04%
     15,000      Fixed Receive-Floating Pay         2008               1999              6.30%          5.26%
     10,000      Fixed Receive-Floating Pay         2008               1999              5.85%          5.08%


The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore, at December 31, 1998, the gross unrealized gains and losses of $1.8 million and $387,000, respectively, equals the fair value of the interest rate swaps of $1.4 million.

Commitments to purchase and sell mortgage-backed securities are contracts which represent notional amounts to purchase and sell mortgage-backed securities at a future date and specified price. Such commitments generally have fixed settlement dates.

The unused and open consumer lines of credit are conditional commitments issued by the Company for extensions of credit such as home equity, auto, credit card, or other similar consumer-type financing. Furthermore, the unused and open commercial lines of credit are also conditional commitments issued by the Company for extensions of credit such as working capital, agricultural production, equipment or other similar commercial type financing. The credit risk involved in extending these lines of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held for these commitments may include, but may not be limited to, real estate, investment securities, equipment, accounts receivable, inventory, and Company deposits.

The open option contracts purchased and sold represent the notional amounts to buy or sell mortgage-backed securities or futures on U.S. treasury securities. The Company receives a premium/fee for sold put and call options which give the purchaser the right, but not the obligation, to buy or sell these securities or futures respectively, within a specified time period for a contracted price. The Company pays a premium/fee for purchased put and call options which gives the Company the right, but not the obligation, to sell or buy these securities or futures respectively, within a specified time period for a contracted price. The Company has been utilizing these options to manage the interest rate and market value risk relating to mortgage-backed securities ("MBS") that result from the MBS loan swap program, mortgage pipeline, and for the securities portfolios.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(4)  Securities

The Company's securities available for sale and held to maturity at December 31, 1998 were as follows:

                                                               SECURITIES AVAILABLE FOR SALE
                                                 ---------------------------------------------------------
                                                                   Gross         Gross         Estimated
                                                  Carrying      Unrealized     Unrealized        Market
                                                    Value          Gains         Losses          Value
                                                 -----------    -----------   ------------    ------------
                                                                      (In thousands)
DEBT AND EQUITY SECURITIES:
 U. S. Treasury obligations and obligations of
     U.S. Government Agencies.................   $    99,693      $     128     $      311    $     99,510
 Corporate notes and bonds....................         1,000             11              -           1,011
 Marketable equity securities.................        22,075              -              -          22,075
                                                 ===========      =========     ==========    ============
TOTAL DEBT AND EQUITY SECURITIES..............   $   122,768      $     139     $      311    $    122,596
                                                 ===========      =========     ==========    ============

MORTGAGE-BACKED & RELATED SECURITIES:
 Participation certificates:
   FHLMC......................................   $     6,358      $      21     $        1    $      6,378
   FNMA.......................................         4,045              -             52           3,993
   Private issue..............................        95,800            617          2,171          94,246
 REMICs:
   FHLMC......................................        64,251            149             53          64,347
   FNMA.......................................        66,083             41            972          65,152
   GNMA.......................................         2,901             18              -           2,919
   Private issue..............................       503,532            517          3,007         501,042
 CMO residual.................................            36              -              -              36
                                                 -----------      ---------     ----------    ------------
TOTAL MORTGAGE-BACKED AND RELATED
      SECURITIES..............................   $   743,006      $   1,363     $    6,256    $    738,113
                                                 ===========      =========     ==========    ============


                                                                SECURITIES HELD TO MATURITY
                                                 ----------------------------------------------------------
                                                                   Gross         Gross         Estimated
                                                  Carrying      Unrealized     Unrealized        Market
                                                    Value          Gains         Losses          Value
                                                 ------------   ------------  -------------   -------------
                                                                      (In thousands)
DEBT SECURITIES:
 U. S. Treasury obligations and obligations of
     U.S. Government Agencies.................   $     1,003      $       7     $        -    $      1,010
 State and municipal obligations..............           810             35              -             845
                                                 ===========      =========     ==========    ============
 TOTAL DEBT SECURITIES........................   $     1,813      $      42     $        -           1,855
                                                 ===========      =========     ==========    ============

MORTGAGE-BACKED & RELATED SECURITIES:
 REMICs:
   FHLMC......................................   $       484      $       -     $        -    $        484
   FNMA.......................................         1,215              1              1           1,215
   Private issue..............................        55,359            270             73          55,556
                                                 -----------      ---------     ----------    ------------
 TOTAL MORTGAGE-BACKED AND RELATED
      SECURITIES..............................   $    57,058      $     271     $       74    $     57,255
                                                 ===========      =========     ==========    ============


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         During the three month periods ended December 31, 1998 and 1997, gross proceeds from the sale of securities available for sale totaled approximately $24.0 million and $130.3 million, respectively. The gross realized gains on such sales totaled approximately $9,000 and $2.1 million for the three month periods ended December 31, 1998 and 1997, respectively. The gross realized losses on such sales totaled approximately $31,000 and $1.6 million for the three month periods ended December 31, 1998 and 1997, respectively.

         At December 31, 1998 and 1997, $410.8 million and $276.8 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

(5)  Loans

         Loans receivable are summarized as follows:

                                                                                    December 31,      September 30,
                                                                                        1998              1998
           ----------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
            First mortgage - one- to four-family...............................      $    242,502       $    254,047
            First mortgage - residential construction..........................            77,254             71,092
            First mortgage - multi-family......................................           126,063            105,380
            Commercial real estate.............................................           181,107            170,562
            Home equity........................................................           140,127            142,993
            Commercial and agriculture.........................................            94,626             93,927
            Consumer secured by real estate....................................            90,876             85,595
            Interim financing and consumer loans...............................            13,955             13,375
            Indirect auto......................................................            36,257             32,173
            Education..........................................................             2,871              2,529
                                                                                   --------------    ---------------
               Total gross loans...............................................         1,005,638            971,673
                                                                                   --------------    ---------------
            Less:
               Loans in process................................................            90,473             83,436
               Unearned insurance premiums.....................................               442                292
               Deferred loan and guarantee fees................................               828                848
               Purchased loan discount.........................................               544                571
               Allowance for loan losses.......................................             7,964              7,530
                                                                                   --------------    ---------------
               Total deductions................................................           100,251             92,677
                                                                                   --------------    ---------------
            Total loans receivable.............................................           905,387            878,996
            Less:  First mortgage loans held for sale..........................            24,855             23,864
                                                                                   --------------    ---------------
            Loans receivable, net..............................................      $    880,532       $    855,132
                                                                                   ==============    ===============


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


(6)  Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:


                                                                                           Three months ended
                                                                                               December 31,
                                                                                   ----------------------------------
                                                                                        1998               1997
                                                                                   ---------------   ----------------
                                                                                            (In thousands)
           Beginning Balance....................................................      $     7,530        $     6,202
           Charge-offs:
             Real estate - mortgage.............................................                -                  -
             Commercial real estate.............................................                -                  -
             Commercial loans...................................................             (10)                  -
             Home equity loans..................................................                -                  -
             Consumer...........................................................             (42)              (374)
                                                                                   ---------------   ----------------
           Total charge-offs....................................................             (52)              (374)
                                                                                   ---------------   ----------------
           Recoveries:
             Real estate - mortgage.............................................                -                  -
             Commercial real estate.............................................                -                  -
             Commercial loans...................................................                -                  -
             Home equity loans..................................................                -                  -
             Consumer...........................................................                6                  6
                                                                                   ----------------  ----------------
           Total recoveries.....................................................                6                  6
                                                                                   ----------------  ----------------
           Net charge-offs......................................................             (46)              (368)
                                                                                   ----------------  ----------------
           Provision............................................................              480                200
                                                                                   ----------------  ----------------
           Ending balance.......................................................      $     7,964        $     6,034
                                                                                   ================  ================



 (7)  Earnings Per Share

         Basic earnings per share of common stock for the three month periods ended December 31, 1998 and 1997, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the three month periods ended December 31, 1998 and 1997, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at December 31, 1998 and September 30, 1998 have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as common stock equivalents and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Total shares outstanding for earnings per share calculation purposes have been reduced by the Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         The computation of earnings per common share is as follows:

                                                                                      Three months ended
                                                                                          December 31,
                                                                         ---------------------------------------------
                                                                                1998                      1997
                                                                         ------------------        -------------------
            Net income for the period................................      $     3,765,000             $    3,798,000
                                                                         ==================        ===================

            Common shares issued.....................................            7,289,620                  7,289,620
            Net Treasury shares......................................            2,649,276                  2,053,134
            Unallocated ESOP shares..................................              256,713                    297,286
                                                                         ------------------        -------------------

            Weighted average common shares
                outstanding during the period........................            4,383,631                  4,939,200
            Common stock equivalents based on the
                treasury stock method................................              248,291                    333,864
                                                                         ------------------        -------------------
            Total weighted average common shares and
                equivalents outstanding..............................            4,631,922                  5,273,064
                                                                         ==================        ===================

            Basic earnings per share.................................      $          0.86             $         0.77
            Diluted earnings per share...............................      $          0.81             $         0.72


         The computation of book value per common share is as follows:

                                                                            December 31,              September 30,
                                                                               1998                       1998
                                                                         ------------------        -------------------
           Common shares outstanding at the end
             of the period...........................................            4,353,565                  4,520,238
           Incremental shares relating to dilutive stock
             options outstanding at the end of the period............              261,781                    242,098
                                                                         ------------------        -------------------
                                                                                 4,615,346                  4,762,336
                                                                         ==================        ===================
           Total shareholders' equity at the end of
             the period..............................................      $   113,766,000              $ 121,545,000

           Book value per common share...............................      $         24.65              $       25.52



 (8) Stock Option Plans

         The Company has adopted stock option plans for the benefit of directors and officers of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum term cannot exceed ten years. Stock options awarded to directors may be exercised at any time or on a cumulative basis over varying time periods, provided the grantee remains a director of the Company. The stock options awarded to officers are exercisable on a cumulative basis over varying time periods, depending on the individual option grant terms, which may include provisions for acceleration of vesting periods.

         At December 31, 1998, 6,799 shares were reserved for future grants. Further information concerning the options is as follows:

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


                                                                        Three months ended December 31,
                                                      --------------------------------------------------------------------
                                                                    1998                               1997
                                                      --------------------------------------------------------------------
                                                                           Average                           Average
                                                                          Exercise                           Exercise
                                                         Options            Price          Options            Price
                                                      --------------------------------------------------------------------
            Outstanding at beginning of period.......       581,810           $  21.02        656,566            $  19.37
            Granted..................................        77,808              39.96         36,667               38.38
            Canceled.................................             -                  -        (1,000)               10.00
            Exercised................................       (45,500)              10.00       (27,313)              10.00
                                                      -------------    ----------------  ------------    ----------------
            Outstanding at end of period.............       614,118            $  24.24       664,920            $  20.36
                                                      =============    ================  ============    ================

            Options exercisable......................       262,006      $10.00 - 38.75       310,913      $10.00 - 38.75
                                                      =============    ================  ============    ================



(9) Income Taxes

          Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

           -----------------------------------------------------------------------------------------------------
                                                                                   Three months ended Dec. 31,
                                                                                      1998           1997
           -----------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
           Federal income tax expense at statutory rate of 35%..................   $     1,582      $   1,648
           State income taxes, net of Federal income tax benefit................            99             61
           Tax exempt interest..................................................          (36)              -
           Non-deductible compensation..........................................           116            102
           Acquisition intangible amortization..................................            62             62
           Affordable housing credits...........................................       (1,103)          (967)
           Other, net...........................................................            36              4
                                                                                  ------------   ------------
                                                                                   $       756      $     910
                                                                                  ============   ============


         Included in other assets is a deferred tax asset of $3.5 million and $3.6 million at December 31, 1998 and September 30, 1998.


(10)  Acquisitions

         In January 1999, the Company completed the acquisition of Reliance Bancshares, Inc. for $25.4 million in stock and cash. Under the terms of the agreement each share of Reliance common stock was converted into either .25 shares of common stock of the Company or $10.40 in cash in accordance with elections made by Reliance shareholders and subject to certain specified allocation and proration procedures. The Company issued 367,283 shares of common stock in connection with this transaction. The acquisition will be treated as a purchase transaction for accounting purposes. The related accounts and results of operations will be included in the Company's consolidated financial statements from the date of acquisition. The acquisition of Reliance Bancshares, Inc. added $40.0 million in assets, including additions of $25.7 million to net loans and $16.6 million to deposits.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



(11)  Changes in Accounting Policy

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in its September 30, 1999 financial statements. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption is not expected to have an effect on results of operations or financial position.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
    Item 2: Management's Discussion and Analysis of Financial Condition and
                             Results of Operations




FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in quarterly reports or press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, various words or phrases are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions and various other statements indicated herein with an asterisk ("*") after such statements. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions,
(iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products,
(vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

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

The Company's Year 2000 compliance efforts have included completing an inventory of all products and services that may be affected by Year 2000 date related issues. Each item has been categorized as either mission critical, moderate or low priority depending on its importance to the operation of the Company's business activities. The Company is adhering to FFIEC guidelines for completing the remediation, testing and implementation for all mission critical activities by June 30, 1999.* The Company is currently on schedule to complete Year 2000 compliance activities within its designated time frame. The project is being overseen by a steering committee composed of representatives from all areas of the Company and being directed by the Company's Information Services division. Moderate and low priority issues are scheduled to be reviewed, tested and, if necessary remediated, by the middle of 1999.*

The Company utilizes a national third party provider for the bulk of its data processing needs. As a result, a large part of the Company's mission critical Year 2000 testing is for products and services processed by that service provider. The service provider has completed the remediation and testing of its systems and has had its Year 2000 compliant systems in production since June 30, 1998. The Company is in the process of independently testing its activities on that system to verify that the service provider's system functions in the Year 2000 for those services used by the Company. In October, 1998, the Company successfully completed the first phase of that testing and is scheduled to complete testing by the spring of 1999.* The Company has no custom developed system code. Therefore, the remediation phase of the Company's Year 2000 plan does not include code renovation.

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

The Year 2000 issue also may affect the Company's customers who may experience a disruption in business that could potentially result in financial difficulties and eventually result in an inability to repay their loans. The Company includes as part of its normal underwriting standards consideration of the Year 2000 credit risk. The assessment is made through personal contact and a questionnaire, which allows the Company to review the customer's Year 2000 awareness and compliance efforts. This process results in an overview of the customer's preparedness but does not give absolute assurance that the customer will not have problems with Year 2000 issues. The potential impact of Year 2000 on the customer's ability to repay loans cannot be determined at this time.

The estimated costs of the Year 2000 issue are not expected to have a significant impact on the Company's results of operations, liquidity or capital resources. Direct costs of the Year 2000 issue have been estimated to not exceed $500,000 per year for the fiscal years ending September 30, 1999 and 2000. The primary direct costs include compensation and benefits paid to staff dedicated solely to the Year 2000 issue, direct costs paid to vendors or others related to Year 2000 preparedness and the income statement effect of hardware and software purchased to replace items not Year 2000 compliant. The figure does not include costs considered by the Company to be indirect costs. The primary indirect cost includes the time and effort of many of the Company's employees to prepare for the Year 2000 in addition to performing their normal work routines. The costs of the Year 2000 project are based on the Company's best estimates, which include numerous assumptions about future events. Actual costs may differ due to actual events being different than those assumed at the time the cost estimates were prepared.

The Company presently believes that the compliance effort can and will be completed prior to the Year 2000.* However, if required product or service upgrades are not complete by that time, the Year 2000 issues could disrupt normal business operations.* Although not expected at this time, the most likely worst case scenario includes the Company being unable to process some or all of its transactions on a temporary basis.* Because of the nature of this scenario, the Company is in the process of establishing contingency plans for all mission critical services.* Those contingency plans will also be tested as part of the Company's Year 2000 preparedness.* Additionally, a business resumption plan is being developed to mitigate risks associated with the failure of mission critical systems.* The Year 2000 business resumption contingency plan will be designed to ensure that mission critical core banking processes will continue if one or more supporting systems fail and to allow for limited transaction processing until the Year 2000 problems are fixed.*

Readers should be cautioned that forward-looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's disclosures regarding "Forward-Looking Statements."

FINANCIAL CONDITION

The Company's total assets increased $159.8 million or 8.6% to $2.02 billion at December 31, 1998 from $1.86 billion at September 30, 1998. The primary areas of growth were an increase of $104.1 million in mortgage-backed and related securities available for sale and a $26.4 million in loans receivable, including loans held for sale. Funding the increase in assets were increases in deposits of $38.6 million and increases in borrowings of $137.8 million. The Company's ratio of shareholders' equity to total assets was 5.62% at December 31, 1998, compared to 6.52% at September 30, 1998. The Company's book value per share was $24.65 at December 31, 1998, compared to $25.52 at September 30, 1998.

Loans receivable, including mortgage loans held for sale, increased $26.4 million to $905.4 million at December 31, 1998 from $879.0 million at September 30, 1998. The Company has been actively diversifying its loan portfolio and, as a result, the increase in loans was due to a variety of lending areas including commercial real estate, single-family construction, multi-family, commercial and automobile lending. For the three month period ended December 31, 1998, the Company originated approximately $236.3 million in loans, as compared to $131.3 million for the same period in the prior year. Of the $236.3 million in loans originated, $29.9 million were in commercial loans, $56.1 million were in consumer and interim financing loans and $150.3 million were in first mortgage loans. The low interest rate environment resulted in significant levels of activity in the Company's total loan portfolio. Low interest rates generally lead to a greater volume of loan originations, but

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


also tend to result in much higher levels of repayments. In addition, the Company is more likely to originate fixed rate mortgage loans which are generally sold into the secondary market.* Thus the higher level of originations does not necessarily lead to a proportionate increase in loans outstanding.

Mortgage-backed and related securities, including securities available for sale, increased $98.1 million to $795.2 million at December 31, 1998 from $697.1 million at September 30, 1998. The growth in mortgage-backed securities was done primarily in anticipation of the increase in the Company's total capital which occurred as a result of the completion of the Reliance Bancshares acquisition shortly after the end of this quarter. The assets are financed primarily with FHLB advances or brokered certificates of deposit that generally match the expected repricing period or average lives of the respective securities. The Company purchases mortgage-backed securities that are guaranteed by both government sponsored enterprises such as FHLMC, FNMA and GNMA, as well as securities that are issued by private mortgage security conduits. These securities have credit ratings of "A" or better at the time of purchase and meet the Federal Financial Institutions Examination Council definition of low-risk securities. Mortgage-backed securities issued by government sponsored enterprises generally increase the quality of the Company's assets by virtue of the guarantees that back them. When the intermediary is a private entity, neither the principal or interest on such securities is guaranteed. In addition, loans that back private mortgage-backed securities generally are non-conforming loans and consequently have a greater amount of credit risk and generally will have a higher yield. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of their lower level of interest rate risk and low credit risk in relation to the interest earned on such securities.

Deposits increased $38.6 million to $1.255 billion at December 31, 1998 from $1.217 billion at September 30, 1998. The increase in deposits was primarily due to increases of $22.2 million in certificates of deposit, $15.8 million in checking accounts and $10.8 million in money market demand deposits. However, slight decreases in other types of deposit products have partially offset the increases. At December 31, 1998, the Company had approximately $209.8 million in brokered certificates of deposit compared with $214.9 million at September 30, 1998. The brokered deposits generally consist of terms from three months to ten years in maturity with interest rates that approximate the Company's retail certificate rates. The Company cannot assure that there will be an increase in deposits in the future, nor can there be any assurance the Company will retain the deposits it now has.* The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other intangible reasons.

Advances and other borrowings increased by $137.8 million to $642.5 million at December 31, 1998 from $504.7 million at September 30, 1998. The increase is primarily due to borrowings from the FHLB. Short term borrowings decreased $6.3 million to $411.4 million at December 31, 1998, compared to $417.7 million at September 30, 1998. Long term borrowings increased $144.4 million to $231.1 million at December 31, 1998, compared to $87.0 million at September 30, 1998. At December 31, 1998, $135.0 million of the short term borrowings are callable FHLB advances with maturities from five to ten years and are callable by the FHLB after three to six months. At December 31, 1998, the Company had a borrowing capacity available of $85.1 million from the FHLB; however, additional securities may have to be pledged as collateral.

At December 31, 1998, the Company had $170.0 million in interest rate swaps outstanding compared with $225.0 million at September 30, 1998. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed receive-floating pay swaps totaled $170.0 million at December 31, 1998 and were entered into to hedge interest rates on brokered deposits used to fund the purchase of floating rate securities. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the three month period ended December 31, 1998, the Company recorded a net reduction of interest expense of $496,000 as a result of the Company's interest rate swap agreements.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Item 2:  Management's Discussion and Analysis, continued


RESULTS OF OPERATIONS

NET INCOME. Net income for the three month period ended December 31, 1998 was $3.8 million, unchanged from the same period in the prior year, due to an increase in other operating income offset by an increase in general and administrative expenses. Net interest income decreased slightly for the three month period ended December 31, 1998 compared with the same period during the previous year due primarily to a lower net interest margin, partially offset by a higher level of earning assets and an increase in the provision for loan losses due to loan portfolio growth.

The following table shows the return on average assets and return on average equity ratios for each period:

                                                                                   Three months ended
                                                                                      December 31,
                                                                         ---------------------------------------
                                                                               1998                  1997
                                                                         -----------------    ------------------
 Return on average assets...........................................            0.80%                 0.91%

 Return on average equity...........................................           12.91%                11.48%



NET INTEREST INCOME. Net interest income before provision for loan losses increased $71,000 or 0.7% to $10.5 million for the three month period ended December 31, 1998 compared to the same period in the prior year. The increase was due primarily to an increase of $207.1 million in average earning assets for the three month period ended December 31, 1998. However, the net interest margin decreased to 2.41% from 2.72% for the three month periods ended December 31, 1998 and 1997, respectively. Over the last several years, the margin has been affected by decreasing interest rate spreads that the Company has been experiencing in its asset and liability base, and a changing asset mix which includes a higher level of non-interest earning assets. The Company's investment in affordable housing provides returns primarily through income tax credits, but is not an interest earning asset and thus has the effect of decreasing the Company's net interest margin.

Total interest income increased $1.3 million or 4.5% to $30.8 million for the three month period ended December 31, 1998, compared to $29.5 million for the three month period ended December 31, 1997. The increase in interest income was primarily the result of increases in interest on loans, partially offset by a decrease in income from securities for the period. The increase in interest on loans was primarily the result of an increase in the average balance of loans to $905.9 million from $750.5 million for the three month periods ended December 31, 1998 and 1997, respectively, partially offset by a decrease in the average yield on loans to 8.12% from 8.47% for the same period in the prior year. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and home equity lending. However, such loans, while potentially resulting ultimately in higher yields for the Company, may result in a higher level of credit risk than conventional mortgage loans. The decrease in the average yield is primarily due to the lower interest rate environment in effect during the period. As loans repay, they are replaced in the Company's portfolio by new loans which generally have lower interest rates than the loans previously put in the portfolio. The decrease in interest income on mortgage-backed and related securities was due to a decreases in the average yield on such securities to 5.99% from 7.13% for the three month periods ended December 31, 1998 and 1997, respectively, partially offset by an increase in the average balance of such securities to $682.7 million from $648.4 million by for the same periods.

Total interest expense increased $1.3 million or 6.6% to $20.3 million for the three month period ended December 31, 1998, compared to $19.0 million for the three month period ended December 31, 1997. The increase in interest expense was the result of increases in the average balances of deposits and advances and other borrowings. The average balances of deposits were $1.17 billion for the three month period ended December 31, 1998, as compared to $1.04 billion for the same period in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products and the use of brokers to sell certificates of deposit. The average cost of deposits decreased to 4.65% for the three month period ended December 31, 1998, from 5.04% for the same period in the prior year. As part of a continuing strategy, the

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2:  Management's Discussion and Analysis, continued

Company continues to offer deposit products that compete more effectively with money market funds and other non-financial institutions. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The average balance of advances and other borrowings were $504.3 million for the three month period ended December 31, 1998, as compared to $406.9 million for the same period in the prior year. The average cost of advances and other borrowings decreased to 5.21% for the three month period ended December 31, 1998, from 5.71% for the same period in the prior year. The borrowings are primarily adjustable-rate FHLB advances which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the three month periods ended December 31, 1998 and 1997, respectively. Tax-exempt investments are immaterial and the tax-equivalent method of presentation is not included in the schedule.

                St. Francis Capital Corporation and Subsidaiary


                                                                     THREE MONTHS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------
                                                              1998                                   1997
                                             ----------------------------------------------------------------------------
                                                                        AVERAGE                                AVERAGE
                                                AVERAGE                 YIELD/          AVERAGE                YIELD/
                                                BALANCE     INTEREST     COST           BALANCE    INTEREST     COST
                                             ------------------------------------    ------------------------------------
                                                                         (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits      $    30,291   $    398       5.21 %    $    35,095   $    460       5.20 %
Trading account securities                             539         11       8.10            1,651         29       6.97
Debt and equity securities                          90,055      1,152       5.08           69,703        948       5.40
Mortgage-backed and related securities             682,694     10,309       5.99          648,409     11,656       7.13
Loans:
  First mortgage                                   531,146     10,504       7.85          446,947      9,215       8.18
  Home equity                                      142,599      3,003       8.35          121,258      2,822       9.23
  Consumer                                         138,579      3,050       8.73          110,648      2,404       8.62
  Commercial and agricultural                       93,611      1,980       8.39           71,623      1,573       8.71
                                             -------------------------               ------------------------
    Total loans                                    905,935     18,537       8.12          750,476     16,014       8.47
Federal Home Loan Bank stock                        23,785        385       6.42           20,843        353       6.72
                                             -------------------------               ------------------------
      Total earning assets                       1,733,299     30,792       7.05        1,526,177     29,460       7.66
                                                           -----------                            -----------
Valuation allowances                              (10,851)                                (7,806)
Cash and due from banks                             33,059                                 28,612
Other assets                                       119,266                                110,181
                                             --------------                          -------------
      Total assets                             $ 1,874,773                            $ 1,657,164
                                             ==============                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                 $    68,815        215       1.24      $    61,585        239       1.54
  Money market demand accounts                     332,906      3,748       4.47          262,842      3,286       4.96
  Passbook                                         131,060        993       3.01          115,772        917       3.14
  Certificates of deposit                          636,795      8,766       5.46          603,996      8,812       5.79
                                             -------------------------               ------------------------
    Total interest-bearing deposits              1,169,576     13,722       4.65        1,044,195     13,254       5.04
Advances and other borrowings                      497,288      6,534       5.21          398,751      5,738       5.71
Advances from borrowers for taxes and                7,014          7       0.40            8,108         10       0.49
insurance                                    -------------------------               ------------------------
      Total interest-bearing liabilities         1,673,878     20,263       4.80        1,451,054     19,002       5.20
                                                           -----------                            -----------
Non-interest bearing deposits                       72,939                                 59,017
Other liabilities                                   12,282                                 15,781
Shareholders' equity                               115,674                                131,312
                                             --------------                          -------------
Total liabilities and shareholders' equity     $ 1,874,773                              1,657,164
                                             ==============                          =============
Net interest income                                          $ 10,529                               $ 10,458
                                                           ===========                            ===========
Net yield on interest-earning assets
                                                                            2.41                                   2.72
Interest rate spread
                                                                            2.25                                   2.46
Ratio of earning assets to interest-bearing
liabilities                                                               103.55                                 105.18


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                                                       Three months ended
                                                                          December 31,
                                                                   1998                 1997
                                                             -----------------   ------------------
                                                                     (Dollars in thousands)
 Beginning balance......................................        $       7,530        $       6,202
 Provision for loan losses..............................                  480                  200
 Recoveries.............................................                    6                    6
 Charge-offs............................................                 (52)                (374)
                                                             -----------------   ------------------
 Ending balance.........................................        $       7,964        $       6,034
                                                             =================   ==================

 Ratio of allowance for loan losses to gross loans
      receivable at the end of the period...............                0.79%                0.76%

 Ratio of allowance for loan losses to total non-
      performing loans at the end of the period.........              247.48%              190.95%

 Ratio of net charge-offs to average gross loans
      (annualized)......................................                0.02%                0.20%



Management believes that the allowance for loan losses is adequate to provide for potential losses as of December 31, 1998, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. At December 31, 1998, the provision for loan losses was $480,000 compared to $200,000 for the same period in the prior year. The Company's loan portfolio is significantly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios which are generally presumed to have more risk than standard single-family mortgage loans.* Loan types other than single-family loans constitute a larger percentage of total loans than in previous years and the trend is expected to continue.* Charge-offs for the three month period ended December 31, 1998 were $52,000 compared to $374,000 for the three months ended December 31, 1997. Repossessed autos sold during the three month period ended December 31, 1997 resulted in charge-offs of $307,000 compared to no charge-offs in the current period. While additional charge-offs may be incurred, it is expected they will happen at lower levels than in the previous year (See "Asset Quality").* The Company believes that the allowance for loan losses is adequate to provide for potential anticipated losses based upon current known conditions.

OTHER OPERATING INCOME. Other operating income increased by $1.1 million to $5.5 million for the three month period ended December 31, 1998, compared to $4.4 million for the same period in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                                                                       Three months ended
                                                                          December 31,
                                                                     1998               1997
                                                               ----------------   ----------------
                                                                     (Dollars in thousands)
 Other operating income...................................       $   5,465              4,417

 Percent of average assets (annualized)...................           1.16%              1.06%



The increases were due primarily to increases in gains on sales of mortgage loans, increases in depository fees and service charges, increases in income from the Company's affordable housing subsidiary and a gain on the sale of real estate held for

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

sale. Gains on the sale of mortgage loans increased to $1.3 million for the three month period ended December 31, 1998, compared to gains of $1.0 million for the same period in the prior year, due to an increased level of sales. The Company's volume of mortgage loan sales was $84.0 million for the three month period ended December 31, 1998, compared to $52.1 million for the three month period ended December 31, 1997. The decreasing interest rate environment has increased the level of the Company's fixed rate loan production which is sold into the secondary market. During the three month period ended December 31, 1998, the Company realized gains on the sale of securities of $28,000 compared with gains of $610,000 for the three month period ended December 31, 1997. The Company does not consider gains on the sale of securities as a predictable source of earnings, as such sales are based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income, interest rate risk or credit risk than the security sold. Income from depository fees and service charges increased to $952,000 from $809,000 for the three month periods ended December 31, 1998 and 1997, respectively. The Company has been increasing the number of checking accounts in its deposit base which has resulted in higher levels of fee income. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $1.3 million from $1.0 million for the three month periods ended December 31, 1998 and 1997, respectively. The Company realized a gain of $733,000 on the sale of 9 affordable housing properties which had been classified as real estate held for sale at September 30, 1998. The Company currently has 16 properties fully in operation compared to 25 in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.0 million or 10.3% to $11.0 million for the three month period ended December 31, 1998, compared to $10.0 million for the same period in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                                                                       Three months ended
                                                                           December 31,
                                                                     1998               1997
                                                               ----------------   -----------------
                                                                      (Dollars in thousands)
 General and administrative expenses......................          10,993              9,967

 Percent of average assets (annualized)...................            2.33%              2.39%


The increase in costs is due primarily to the costs associated with additional personnel and other activity connected with the Company's higher level of earning assets. In addition, the affordable housing subsidiary showed an increase in operating expenses of $229,000 for the three month period ended December 31, 1998, as compared to the same period in the prior year.

INCOME TAX EXPENSE. Income tax expense decreased to $154,000 to $756,000 for the three month period ended December 31, 1998, compared to the same period in the prior year. The effective tax rate for the three month period ended December 31, 1998 was 16.72%, compared to 19.33% for the three month period ended December 31, 1997. The decrease in the effective tax rate is due to the decrease in income before income tax expense and the effect of the tax credits earned by the Company's affordable housing subsidiary. Income tax credits increased to $1.1 million for the three month period ended December 31, 1998, compared to $967,000 for the three month period ended December 31, 1997.

ASSET QUALITY

Total non-performing assets were $3.4 million, or 0.17% of total assets at December 31, 1998, compared with $2.9 million, or 0.16% of total assets at September 30, 1998. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

                 St. Francis Capital Corporation and Subsidiary

              Item 2: Management's Discussion and Analysis Continued

Non-performing assets as of December 31, 1998 included $151,000 of auto loans purchased in 1995 and 1996 which are past due or in default, compared to $172,000 at September 30, 1998. Non-performing assets also includes a single $829,000 commercial real estate loan on a shopping center.

Non-performing assets are summarized as follows:

                                                         December 31,      September 30,
                                                            1998               1998
                                                      ------------------  ----------------
                                                             (Dollars in thousands)
 Non-performing loans..............................      $        3,218     $       2,861
 Foreclosed properties.............................                 208                63
                                                      ------------------  ----------------
 Non-performing assets.............................      $        3,426     $       2,924
                                                      ==================  ================

 Non-performing loans to gross loans...............                0.32%             0.29%

 Non-performing assets to gross assets.............                0.17%             0.16%


There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

Impaired loans totaled $979,000 at December 31, 1998 compared to $1.0 million at September 30, 1998. These loans had associated impairment reserves of $504,000 and $529,000 at December 31, 1998 and September 30, 1998, respectively. The average balance of impaired loans was $991,000 and $1.4 million at December 31, 1998 and September 30, 1998, respectively. Interest income on impaired loans for the three month period ended December 31, 1998 was $16,000, compared to $63,000 at September 30, 1998. Interest income on impaired loans is recognized only to the extent that payments are expected to exceed the amount of principal due on the loans.


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

At December 31, 1998, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 7.53% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of December 31, 1998 was a negative 9.73% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income.* Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The following table summarizes the Company's gap position as of December 31, 1998.

                                                                    More than     More than
                                           Within       Four to      One Year       Three
                                            Three       Twelve       to Three      Years to     Over Five
                                           Months       Months        Years       Five Years      Years         Total
                                        ---------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Fixed............................   $   34,692   $   19,094    $   45,000     $  35,068      $ 72,872    $  206,726
      Variable.........................      132,170       85,212        70,732        88,030        15,674       391,908
 Consumer loans (2)....................      142,030       56,933         9,410        32,458        41,067       281,898
 Mortgage-backed and related securities        5,682       15,670        29,307         6,399             -        57,058
 Assets available for sale:
      Mortgage loans...................       25,855            -             -             -             -        25,855
      Fixed rate mortgagE related......       49,558      131,493       138,204        31,029             -       350,284
      Variable rate mortgage related...      278,468      109,361             -             -             -       387,829
      Other............................       82,645       38,436         1,515             -             -       122,596
 Trading account securities............            -            -             -             -             -             -
 Investment securities and other assets       49,867            -             -           811             -        50,678
                                        ---------------------------------------------------------------------------------
      Total............................   $  800,967   $  456,199    $  294,168     $ 193,795      $129,703    $1,874,832
                                        =================================================================================

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts.....................   $    7,278   $   21,833    $   29,894        11,865         7,808        78,678
      Passbook savings accounts........        3,760       11,281        22,846        15,738        34,851        88,476
      Money market deposit accounts....       84,631      253,892        24,334         6,083         1,545       370,485
      Certificates of deposit..........      270,006      309,394        66,668         8,364            97       654,529
 Borrowings (4)........................      312,474      125,000       205,000             -             -       642,474
 Impact of interest rate swap .........      170,000    (160,000)      (10,000)             -             -             -
                                        ---------------------------------------------------------------------------------
      Total............................   $  848,149   $  561,400     $ 338,742     $  42,050      $ 44,301    $1,834,642
                                        =================================================================================

 Excess (deficiency) of interest-
 earning assets over interest-bearing
 liabilities...........................   $ (47,182)   $(105,201)    $ (44,574)     $ 151,745      $ 85,402    $   40,190
                                        =================================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities...................     (47,182)    (152,383)     (196,957)       (45,212)       40,190
                                        ===================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities as a percent of
 total assets..........................      (2.33%)      (7.53%)       (9.73%)        (2.23%)        1.99%
                                        ===================================================================

--------------------------------------------------------------------------------------------------------------------------


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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $100.3 million at December 31, 1998.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $307.3 million or 15.2% of total assets.

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

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $56.2 million and $30.7 million as of December 31, 1998 and September 30, 1998, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At December 31, 1998, the Company had a borrowing capacity available of $85.1 million from the FHLB; however, additional securities may have to be pledged as collateral in event the Company utilizes its greater borrowing capacity.

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

The Bank is required to follow OTS capital regulations which require savings institutions to meet two capital standards: (i) "tier 1 core capital" in an amount not less than 4% of adjusted total assets and (ii) "risk-based capital" of at least 8% of risk-weighted assets. Savings institutions must meet all of the standards in order to comply with the capital requirements.

The following table summarizes the Bank's capital ratios at the dates indicated:

                                                                                       To Be Well
                                                                                    Capitalized Under
                                                               For Capital          Prompt Corrective
                                          Actual            Adequacy Purposes       Action Provisions
                                   ----------------------  ---------------------  ----------------------
                                    Amount      Ratio       Amount      Ratio       Amount      Ratio
---------------------------------  ---------  -----------  ----------  ---------  -----------  ---------
                                                              (In thousands)
As of December 31, 1998:

Tangible capital..............       120,504       5.98%    >80,590     >4.0%      >100,737      > 5.0%
                                                            -           -          -             -
Core capital .................       120,504       5.98%    >80,590     >4.0%      >100,737      > 5.0%
                                                            -           -          -             -
Tier 1 risk-based capital.....       120,504       9.81%    >49,151     >4.0%      > 73,726      > 6.0%
                                                            -           -          -             -
Risk-based capital............       128,468      10.45%    >98,302     >8.0%      >122,877      >10.0%
                                                            -           -          -             -

As of September 30, 1998:

Tangible capital..............       119,843       6.48%    >73,966     >4.0%      > 92,458      > 5.0%
                                                            -           -          -             -
Core capital .................       119,843       6.48%    >73,966     >4.0%      > 92,458      > 5.0%
                                                            -           -          -             -
Tier 1 risk-based capital.....       119,843      10.23%    >46,846     >4.0%      > 70,270      > 6.0%
                                                            -           -          -             -
Risk-based capital............       127,373      10.88%    >93,693     >8.0%      >117,116      >10.0%
                                                            -           -          -             -


As evidenced by the foregoing, the capital of the Company's financial institution subsidiary exceeded all capital requirements as mandated by the requirements of the OTS.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Item 3: Quantitative and Qualitative Disclosures About Market Risk
The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998.

                                            More than          More than          More than
                           Within            One Year          Two Years         Three Years
                          One Year         to Two Years     to Three Years      To Four Years
                     ------------------ ----------------- ------------------ -------------------
Interest Earning Assets                        (Dollars in millions)
Mortgage and
 Commercial loans:
    Fixed rate      $   51.7     7.92%  $  49.6    7.86%  $   14.5    7.88% $    20.7    7.88%
    Adjustable rate    101.9     7.90%     54.9    7.89%      35.3    7.80%      43.1    7.75%

Consumer loans:
    Fixed rate          12.8     8.31%     20.0    8.51%      12.8    8.52%      15.7    8.52%
    Adjustable rate     30.7     8.20%     22.3    8.30%      50.1    8.35%      26.5    8.40%

Mortgage-backed
  Securities:
    Fixed rate         202.4     6.51%     80.4    6.61%      80.4    6.69%      18.7    6.61%
    Adjustable rate     77.5     6.18%     58.2    6.20%      54.3    6.30%      46.5    6.50%

Debt and equity
  securities           121.1     6.15%      1.5    6.15%         -       -          -       -

Other                   49.9     5.29%        -       -          -       -          -       -

Total interest
                    ---------          ---------         ----------         ----------
  earning assets    $  648.0     6.76% $  286.9    7.25% $   247.4    7.26% $   171.2    7.47%
                    =========          =========         ==========         ==========

Interest Bearing Liabilities

Deposits:
    NOW accounts    $   29.1     1.00%   $ 14.9    1.00% $    14.9    1.00%       5.9    1.00%
    Passbooks           15.0     1.89%     11.4    1.89%      11.4    1.89%       7.9    1.89%
    Money market       338.0     4.31%     12.2    4.31%      12.2    4.31%       3.0    4.31%
    Certificates       526.7     5.34%    110.4    5.36%       9.4    5.61%       4.7    5.92%

Borrowings
    fixed rate          57.3     4.54%      0.1    6.95%         -       -          -       -
    adjustable rate    220.2     5.50%     35.0    5.50%         -       -          -       -

Total interest
                    ---------          ---------         ----------         ----------
  bearing           $1,186.3     4.89% $  184.0    4.75% $    47.9    2.96% $    21.5    2.86%
liabilities         =========          =========         ==========         ==========


                         More than                                              Fair
                        Four Years            Over                             Market
                       to Five Years       Five Years           Total          Value
                     ------------------ ----------------- ------------------ ---------
Interest Earning Assets                     (Dollars in millions)
Mortgage and
 Commercial loans:
    Fixed rate         $ 20.7    7.85%    $ 49.6    8.00%    $206.8    7.91%   $208.6

    Adjustable rate      50.9    7.64%     131.7    7.84%     417.8    7.82%    423.2

Consumer loans:
    Fixed rate           18.5    8.52%      62.7    8.54%     142.5    8.51%    144.8
    Adjustable rate       9.8    8.51%       6.7    6.90%     139.4    8.33%    141.1

Mortgage-backed
  Securities:
    Fixed rate           18.7    6.89%     108.6    6.70%     407.3    6.54%    407.8
    Adjustable rate      42.7    6.60%         -       -      387.8    6.43%    384.0

Debt and equity
  securities                -       -          -       -      122.6    6.15%    122.4

Other                       -       -        0.8    5.15%      50.7    5.29%     50.7

Total interest
                    ----------         ----------         ----------         ---------
  earning assets    $   161.3    7.46% $   360.1    7.62% $ 1,874.9    7.19% $1,882.6
                    ==========         ==========         ==========         =========


Interest Bearing Liabilities

Deposits:
    NOW accounts    $     5.9    1.00% $     7.8    1.00% $    78.5    1.00% $   78.5
    Passbooks             7.9    1.89%      34.9    1.89%      88.5    1.89%     88.5
    Money market          3.0    4.31%       2.0    4.31%     370.4    4.31%    371.0
    Certificates          3.3    5.57%       0.1    8.45%     654.6    5.35%    654.6

Borrowings
    fixed rate           35.0    4.52%     295.0    4.72%     387.4    4.68%    387.4
    adjustable rate         -       -          -       -      255.2    5.50%    255.2
Total interest      ----------         ----------         ----------         ---------
bearing liabilities $    55.1    3.82% $   339.8    4.34% $ 1,834.6    4.67% $1,835.2
                    ==========         ==========         ==========         =========


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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              On January 25, 1999, the Company announced the declaration of a dividend of $0.16 per share on the Company's common stock for the quarter ended December 31, 1998. The dividend is payable on February 19, 1999 to shareholders of record as of February 10, 1999. This will be the fourteenth cash dividend payment since the Company became a publicly-held company in June 1993.

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


           ST. FRANCIS CAPITAL CORPORATION




Dated:   February 16, 1999       By: /s/ Jon D. Sorenson
      --------------------           -----------------------------------
                                     Jon D. Sorenson
                                     Chief Financial Officer