Form 10-Q
period 1999-03-31
ST FRANCIS CAPITAL CORP
filed 1999-05-17
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                           (1)   Yes    x        No
                                      -----            -----
                           (2)   Yes    x        No
                                      -----            -----

         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 10,124,870 at April 30, 1999.



                               Page 1 of 31 pages

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition......................................................    3

          Consolidated Statements of Income...................................................................    4

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.................    5

          Consolidated Statements of Cash Flows...............................................................    6

          Notes to Consolidated Financial Statements..........................................................    8


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............   18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................   28

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings...................................................................................   29

ITEM 2.   Changes In Securities and Use of Proceeds...........................................................   29

ITEM 3.   Defaults Upon Senior Securities.....................................................................   29

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................   29

ITEM 5.   Other Information...................................................................................   30

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................   30


SIGNATURES....................................................................................................   31
----------

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

-----------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31,              September 30,
                                                                                       1999                      1998
                                                                                 -----------------         ------------------
                                                                                               (In thousands)
ASSETS
Cash and due from banks......................................................          $   25,347                 $   23,861
Federal funds sold and overnight deposits....................................              14,101                      6,885
                                                                                 -----------------         ------------------
Cash and cash equivalents....................................................              39,448                     30,746
                                                                                 -----------------         ------------------
Assets available for sale, at fair value:
    Debt and equity securities................................................            223,225                    109,061
    Mortgage-backed and related securities....................................            868,600                    634,003
Mortgage loans held for sale, at lower of cost or market.....................              29,533                     23,864
Securities held to maturity, at amortized cost:
    Debt securities (market values of $850 and $1,875, respectively...........                810                      1,817
    Mortgage-backed and related securities (market values of $48,797
    and $63,497, respectively)................................................             48,620                     63,087
Loans receivable, net........................................................             964,442                    855,132
Federal Home Loan Bank stock, at cost........................................              32,253                     23,453
Accrued interest receivable..................................................              13,068                      9,726
Foreclosed properties........................................................                 377                         63
Real estate held for investment..............................................              29,535                     29,997
Real estate held for sale....................................................                   -                     20,772
Premises and equipment, net..................................................              32,836                     32,165
Other assets.................................................................              36,615                     30,290
                                                                                 -----------------         ------------------
Total assets.................................................................         $ 2,319,362                $ 1,864,176
                                                                                 =================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits.....................................................................         $ 1,318,591                $ 1,216,874
Short term borrowings........................................................             594,402                    417,672
Long term borrowings.........................................................             260,972                     87,005
Advances from borrowers for taxes and insurance..............................               3,119                      8,553
Accrued interest payable and other liabilities...............................              10,156                     12,527
                                                                                 -----------------         ------------------
Total liabilities............................................................           2,187,240                  1,742,631
                                                                                 -----------------         ------------------

Commitments and contingencies................................................                   -                          -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued...............................................................                  -                          -
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 10,119,242 and 9,575,366 shares, respectively................                146                        146
Additional paid-in-capital...................................................              81,773                     75,237
Accumulated other comprehensive income (loss)................................             (3,642)                        381
Unearned ESOP compensation...................................................             (2,467)                    (2,678)
Treasury stock at cost (4,459,998 and 5,003,874 shares, respectively)........            (59,434)                   (63,903)
Retained earnings, substantially restricted..................................             115,746                    112,362
                                                                                 -----------------         ------------------
Total shareholders' equity...................................................             132,122                    121,545
                                                                                 -----------------         ------------------
Total liabilities and shareholders' equity...................................         $ 2,319,362                $ 1,864,176
                                                                                 =================         ==================




         See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income


-----------------------------------------------------------------------------------------------------------------------------
                                                                    Six Months Ended                 Three Months Ended
                                                                       March 31,                         March 31,
                                                             ------------------------------    ------------------------------
                                                                1999              1998             1999             1998
                                                             ------------     -------------    -------------    -------------
                                                                          (In thousands, except per share data)
 INTEREST AND DIVIDEND INCOME:

     Loans ............................................      $ 38,002          $ 32,344          $ 19,465          $ 16,330
     Mortgage-backed and related securities ...........        22,910            21,840            12,601            10,184
     Debt and equity securities .......................         3,524             1,580             2,372               632
     Federal funds sold and overnight deposits ........           586               617               188               157
     Federal Home Loan Bank stock .....................           898               721               513               368
     Trading account securities .......................            16                38                 5                 9
                                                             --------          --------          --------          --------
Total interest and dividend income ....................        65,936            57,140            35,144            27,680
                                                             --------          --------          --------          --------
INTEREST EXPENSE:
     Deposits .........................................        27,239            25,608            13,517            12,354
     Advances and other borrowings ....................        15,268            11,318             8,727             5,570
                                                             --------          --------          --------          --------
Total interest expense ................................        42,507            36,926            22,244            17,924
                                                             --------          --------          --------          --------
Net interest income before provision for loan losses...        23,429            20,214            12,900             9,756
Provision for loan losses .............................           960             1,700               480             1,500
                                                             --------          --------          --------          --------
Net interest income ...................................        22,469            18,514            12,420             8,256
                                                             --------          --------          --------          --------
OTHER OPERATING INCOME (EXPENSE), NET:
     Loan servicing and loan related fees .............           904             1,114               385               559
     Depository fees and service charges ..............         1,923             1,567               971               758
     Securities gains (losses) ........................          (372)              492              (400)             (118)
     Gain on sales of loans ...........................         2,124             2,344               860             1,302
     Insurance, annuity and brokerage commissions .....           705               531               319               284
     (Loss) on foreclosed properties ..................           (33)              (21)              (11)              (26)
     Income from affordable housing ...................         2,172             2,435               826             1,418
     Gain on sale of real estate held for sale ........         1,225                --               492                --
     Other income .....................................           503             1,128               244               996
                                                             --------          --------          --------          --------
Total other operating income, net .....................         9,151             9,590             3,686             5,173
                                                             --------          --------          --------          --------
GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits ...............        10,393             9,571             5,009             4,583
     Office building, including depreciation ..........         2,182             1,530             1,179               829
     Furniture and equipment, including depreciation...         2,110             1,517             1,096               828
     Federal deposit insurance premiums ...............           348               316               185               170
     Affordable housing expenses ......................         2,345             2,721               936             1,541
     Other general and administrative expenses ........         4,520             4,678             2,500             2,415
                                                             --------          --------          --------          --------
Total general and administrative expenses .............        21,898            20,333            10,905            10,366
                                                             --------          --------          --------          --------
Income before income tax expense ......................         9,722             7,771             5,201             3,063
Income tax expense (benefit) ..........................         2,287               390             1,531              (520)
                                                             --------          --------          --------          --------
Net income ............................................      $  7,435          $  7,381          $  3,670          $  3,583
                                                             ========          ========          ========          ========
Basic earnings per share ..............................      $   0.82          $   0.75          $   0.39          $   0.36
                                                             ========          ========          ========          ========
Diluted earnings per share ............................      $   0.78          $   0.70          $   0.37          $   0.34
                                                             ========          ========          ========          ========

          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
 Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                                     Income

-------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                                        Shares of                                        Other
                                                         Common                      Additional      Comprehensive
                                                          Stock         Common         Paid-In          Income/
                                                       Outstanding       Stock         Capital            (Loss)
                                                      -------------------------------------------------------------
                                                         (In thousands, except Shares of Common Stock Outstanding)
Six months ended March 31, 1998
-------------------------------
Balance at September 30, 1997 - as
     previously reported ............................     5,226,998    $        73    $    73,541    $     1,046
2-for-1 stock split declared March 23, 1999 .........     5,226,998             73            (73)            --
                                                        -----------    -----------    -----------    -----------
Balance at September 30, 1997 .......................    10,453,996    $       146    $    73,468    $     1,046
Net income ..........................................            --             --             --             --
Unrealized loss on securities available
     for sale .......................................            --             --             --           (495)
Reclassification adjustment for gains
     realized in net income .........................            --             --             --           (492)
Incomes taxes .......................................            --             --             --            415
Comprehensive income ................................

Cash dividend - $0.14 per share .....................            --             --             --             --
Purchase of treasury stock ..........................      (189,976)            --             --             --
Exercise of stock options, net ......................       163,346             --            296             --
Amortization of unearned compensation ...............            --             --            887             --
                                                        -----------    -----------    -----------    -----------
Balance at March 31, 1998 ...........................    10,427,366    $       146    $    74,651    $       474
                                                        ===========    ===========    ===========    ===========

Six months ended March 31, 1999
-------------------------------
Balance at September 30, 1998 - as
     previously reported ............................     4,787,683    $        73    $    75,310    $       381
2-for-1 stock split declared March 23, 1999 .........     4,787,683             73            (73)            --
                                                        -----------    -----------    -----------    -----------
Balance at September 30, 1998 .......................     9,575,366    $       146    $    75,237    $       381
Net income ..........................................            --             --             --             --
Unrealized loss on securities available
     for sale .......................................            --             --             --         (7,014)
Reclassification adjustment for losses
     realized in net income .........................            --             --             --            372
Incomes taxes .......................................            --             --             --          2,619
Comprehensive income ................................

Cash dividend - $0.16 per share .....................            --             --             --             --
Shares of common stock issued for acquisition........       734,564             --          5,556             --
Purchase of treasury stock ..........................      (479,974)            --             --             --
Exercise of stock options, net ......................       289,286             --             63             --

Amortization of unearned compensation ...............            --             --            917             --
                                                        -----------    -----------    -----------    -----------
Balance at March 31, 1999 ...........................    10,119,242    $       146    $    81,773    $    (3,642)
                                                        ===========    ===========    ===========    ===========



                                                           Unearned
                                                              ESOP        Treasury       Retained
                                                           Compensation     Stock        Earnings          Total
                                                      -------------------------------------------------------------
                                                                       of Common Stock Outstanding)
Six months ended March 31, 1998
-------------------------------
Balance at September 30, 1997 - as
     previously reported ............................    $    (3,088)   $   (44,511)   $   101,469    $   128,530
2-for-1 stock split declared March 23, 1999 .........             --             --             --             --
                                                         -----------    -----------    -----------    -----------
Balance at September 30, 1997 .......................    $    (3,088)   $   (44,511)   $   101,469    $   128,530
Net income ..........................................             --             --          7,381          7,381
Unrealized loss on securities available
     for sale .......................................             --             --             --           (495)
Reclassification adjustment for gains
     realized in net income .........................             --             --             --           (492)
Incomes taxes .......................................             --             --             --            415
                                                                                                      -----------
Comprehensive income ................................                                                       6,809

Cash dividend - $0.14 per share .....................             --             --         (1,470)        (1,470)
Purchase of treasury stock ..........................             --         (4,132)            --         (4,132)
Exercise of stock options, net ......................             --          1,723           (967)         1,052
Amortization of unearned compensation ...............            205             --             --          1,092
                                                         -----------    -----------    -----------    -----------
Balance at March 31, 1998 ...........................    $    (2,883)   $   (46,920)   $   106,413    $   131,881
                                                         ===========    ===========    ===========    ===========

Six months ended March 31, 1999
-------------------------------
Balance at September 30, 1998 - as
     previously reported ............................    $    (2,678)    $   (63,903)  $   112,362    $   121,545
2-for-1 stock split declared March 23, 1999 .........             --             --             --             --
                                                         -----------     -----------   -----------    -----------
Balance at September 30, 1998 .......................    $    (2,678)    $   (63,903)  $   112,362    $   121,545
Net income ..........................................             --              --         7,435          7,435

Unrealized loss on securities available
     for sale .......................................             --              --            --         (7,014)
Reclassification adjustment for losses
     realized in net income .........................             --              --            --            372
Incomes taxes .......................................             --              --            --          2,619
                                                                                                      -----------
Comprehensive income ................................                                                       3,412
Cash dividend - $0.16 per share .....................             --              --        (1,540)        (1,540)
Shares of common stock issued for acquisition........             --           9,727            --         15,283
Purchase of treasury stock ..........................             --          (8,988)           --         (8,988)
Exercise of stock options, net ......................             --           3,730        (2,511)         1,282
Amortization of unearned compensation ...............            211              --            --          1,128
                                                         -----------     -----------   -----------    -----------

Balance at March 31, 1999 ...........................    $    (2,467)    $   (59,434)  $   115,746    $   132,122
                                                         ===========     ===========   ===========    ===========

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flow


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Six months ended
                                                                                                    March 31,
                                                                                     ----------------------------------------
                                                                                            1999                 1998
                                                                                     ------------------    ------------------
                                                                                                  (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................................         $   7,435          $   7,381
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .................................................               960              1,700
      Depreciation, accretion and amortization ..................................             4,804              3,737
      Deferred income taxes .....................................................               507                263
      Securities (gains) losses .................................................               372               (492)
      Originations of loans held for sale .......................................          (139,436)          (102,640)
      Proceeds from sales of loans held for sale ................................           131,643            103,249
      Stock-based compensation expense ..........................................             1,128              1,092
      Gain on sale of real estate held for sale .................................            (1,225)                --
      Other, net ................................................................            (1,903)            (6,965)
                                                                                          ---------          ---------

Total adjustments ...............................................................            (3,150)               (56)
                                                                                          ---------          ---------

Net cash provided by operating activities .......................................             4,285              7,325
                                                                                          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity ................             1,004              2,008
    Purchases of debt securities held to maturity ...............................                --                 --
    Proceeds from maturities of mortgage-backed and related securities ..........             3,909                 --
    Principal repayments on mortgage-backed and related securities
        held to maturity ........................................................            10,558                709
    Purchases of mortgage-backed securities available for sale ..................          (419,685)          (197,217)
    Proceeds from sales of mortgage-backed securities available for sale ........            28,572            142,722
    Principal repayments on mortgage-backed securities available for sale .......           156,873             97,805
    Purchase of debt and equity securities available for sale ...................          (214,748)           (35,774)
    Proceeds from sales of debt and equity securities available for sale ........            75,520             26,514
    Proceeds from maturities of debt and equity securities available for sale ...            32,524             12,599
    Net cash used for acquisitions ..............................................            (4,286)                --
    Purchases of Federal Home Loan Bank stock ...................................           (12,150)                --
    Redemption of Federal Home Loan Bank stock ..................................             3,504                 --
    Purchase of loans ...........................................................           (11,979)           (27,114)
    Increase in loans, net of loans held for sale ...............................           (85,469)           (16,009)
    Proceeds from sale of real estate held for sale .............................            21,997                 --
    Increase in real estate held for investment .................................              (603)            (1,665)
    Purchases of premises and equipment, net ....................................            (2,306)            (5,487)
                                                                                          ---------          ---------

Net cash (used in) investing activities .........................................          (416,765)              (909)
                                                                                          ---------          ---------


          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flow, cont.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Six months ended
                                                                                                  March 31,
                                                                                   ----------------------------------------
                                                                                          1999                 1998
                                                                                   ------------------    ------------------
                                                                                                  (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits .................................................            85,165              2,158
    Proceeds from advances and other borrowings ..............................           777,320             99,786
    Repayments on advances and other borrowings ..............................          (572,263)          (103,157)
    Increase (decrease) in securities sold under agreements to repurchase ....           145,640             (6,177)
    Decrease in advances from borrowers for taxes and insurance ..............            (5,434)            (6,376)
    Dividends paid ...........................................................            (1,540)            (1,470)
    Stock option transactions ................................................             1,282              1,052
    Purchase of treasury stock ...............................................            (8,988)            (4,132)
                                                                                       ---------          ---------

Net cash provided by (used in) financing activities ..........................           421,182            (18,316)
                                                                                       ---------          ---------

Increase (decrease) in cash and cash equivalents .............................             8,702            (11,900)

Cash and cash equivalents:
      Beginning of period ....................................................            30,746             42,858
                                                                                       ---------          ---------
      End of period ..........................................................         $  39,448          $  30,958
                                                                                       =========          =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest ...............................................................         $  42,654          $  38,127
      Income taxes ...........................................................               102                105

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Mortgage loans secured as mortgage-backed securities ...................         $   5,961          $   9,680
      Transfer from loans to foreclosed properties ...........................               174                470
      Transfer of mortgage loans to mortgage loans held for sale .............            30,029
                                                                                                             33,713

      Acquisitions:
      Assets acquired ........................................................         $  42,866          $      --

      Cash paid for purchase of stock ........................................           (10,132)                --
      Cash acquired ..........................................................             5,846                 --
                                                                                       ---------          ---------
           Net cash used for acquisitions ....................................            (4,286)                --
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

 (2)  Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six-month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1999.

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

         On March 23, 1999, the Company declared a two-for-one stock split of its common stock payable on April 19, 1999, in the form of a stock dividend for shareholders of record at the close of business on April 10, 1999. All share and per share amounts on the accompanying consolidated financial statements have been restated to give effect to the stock split.


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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         The contractual or notional amounts of off-balance sheet financial instruments are as follows:



                                                                              Contractual or Notional Amount(s)
                                                                            March 31,                September 30,
                                                                              1999                        1998
                                                                        -----------------          ------------------
                                                                                       (In thousands)
             Commitments to extend credit:
                 Fixed-rate loans.....................................         $  11,403                   $  10,637
                 Variable-rate loans..................................            54,226                      19,647
             Mortgage loans sold with recourse........................            22,309                      35,558
             Guarantees under IRB issues..............................            24,504                      18,301
             Interest rate swap agreements (notional amount)..........           200,000                     225,000
             Interest rate corridors (notional amount)................                 -                      10,000
             Commitments to:
               Purchase mortgage-backed securities....................            25,000                           -
               Sell mortgage-backed securities........................                 -                      37,000
             Unused and open-ended lines of credit:
               Consumer...............................................           162,491                     158,210
               Commercial.............................................            97,836                      25,061
             Open option contracts written:
               Short-put options......................................                 -                           -
               Short-call options.....................................            12,000                       2,000


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of March 31, 1999 have interest rates ranging from 6.25% to 8.00%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential losses on the letters of credit are the notional amount of the guarantees less the value of the real estate collateral. At March 31, 1999, appraised values of the real estate collateral exceeded the amount of the guarantees.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

         The agreements at March 31, 1999 consist of the following:


           Notional
            Amount                                         Maturity             Call              Fixed        Variable
            (000s)                   Type                    Date               Date              Rate           Rate
         -------------------------------------------------------------------------------------------------------------------
           $ 15,000       Fixed Receive-Floating Pay         2003               1999              6.00%          4.79%
             15,000       Fixed Receive-Floating Pay         2005               1999              6.10%          4.80%
             15,000       Fixed Receive-Floating Pay         2005               1999              6.25%          4.86%
             10,000       Fixed Receive-Floating Pay         2003               1999              6.58%          5.03%
              5,000       Fixed Receive-Floating Pay         2003               1999              6.47%          5.03%
             10,000       Fixed Receive-Floating Pay         2003               1999              6.53%          5.00%
              5,000       Fixed Receive-Floating Pay         2003               1999              6.43%          5.00%
             15,000       Fixed Receive-Floating Pay         2007               1999              7.05%          4.91%
             15,000       Fixed Receive-Floating Pay         2007               1999              6.90%          4.79%
             10,000       Fixed Receive-Floating Pay         2007               1999              7.13%          4.91%
             15,000       Fixed Receive-Floating Pay         2005               1999              6.00%          4.87%
             15,000       Fixed Receive-Floating Pay         2008               1999              6.30%          4.86%
             10,000       Fixed Receive-Floating Pay         2008               1999              5.85%          4.86%
             10,000       Fixed Receive-Floating Pay         2009               2000              6.00%          4.93%
             10,000       Fixed Receive-Floating Pay         2009               2000              6.00%          4.83%
             10,000       Fixed Receive-Floating Pay         2009               2000              6.05%          4.84%
             10,000       Fixed Receive-Floating Pay         2004               2000              6.00%          4.88%
              5,000       Fixed Receive-Floating Pay         2009               2001              6.25%          4.85%


         The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore, at March 31, 1999, the gross unrealized gains and losses of $999,000 and $1.5 million, respectively, equals the fair value loss of the interest rate swaps of $526,000.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         (4)   Securities

         The Company's securities available for sale and held to maturity at March 31, 1999 were as follows:

                                                                  SECURITIES AVAILABLE FOR SALE
                                                  ----------------------------------------------------------
                                                                    Gross             Gross         Estimated
                                                   Carrying       Unrealized        Unrealized        Market
                                                    Value            Gains            Losses          Value
                                                 ------------   ------------      -------------   -------------
                                                                         (In thousands)
DEBT AND EQUITY SECURITIES:
 U. S. Treasury obligations and obligations
  of U.S. Government Agencies .............         $205,183         $     54         $  1,606         $203,631
 Corporate notes and bonds ................            1,000                7               --            1,007
 Marketable equity securities .............           18,587               --               --           18,587
                                                    ========         ========         ========         ========
TOTAL DEBT AND EQUITY SECURITIES ..........         $224,770         $     61         $  1,606         $223,225
                                                    ========         ========         ========         ========

MORTGAGE-BACKED & RELATED SECURITIES:
 Participation certificates:
   FHLMC ..................................         $  1,496         $     --         $      4         $  1,492
   FNMA ...................................           12,401               --               42           12,359
   GNMA ...................................              319               10               --              329
   Private issue ..........................           88,513              466            2,020           86,959
 REMICs:
   FHLMC ..................................          146,180              196            1,365          145,011
   FNMA ...................................           51,131               83              250           50,964
   GNMA ...................................            2,636              226               --            2,862
   Private issue ..........................          570,405              894            2,711          568,588
 CMO residual .............................               36               --               --               36
                                                    --------         --------         --------         --------
TOTAL MORTGAGE-BACKED AND RELATED
      SECURITIES ..........................         $873,117         $  1,875         $  6,392         $868,600
                                                    ========         ========         ========         ========


                                                               SECURITIES HELD TO MATURITY
                                                 --------------------------------------------------------------
                                                                    Gross             Gross         Estimated
                                                   Carrying      Unrealized        Unrealized        Market
                                                    Value           Gains             Losses          Value
                                                 ------------   ------------      -------------   -------------
                                                                         (In thousands)
DEBT SECURITIES:
 State and municipal obligations ....               $   810          $    40          $    --          $   850
                                                    =======          =======          =======          =======
 TOTAL DEBT SECURITIES ..............               $   810          $    40          $    --          $   850
                                                    =======          =======          =======          =======

MORTGAGE-BACKED & RELATED SECURITIES:
 REMICs:
   FNMA .............................               $   825          $    --          $     1          $   824
   Private issue ....................                47,795              188               10           47,973
                                                    -------          -------          -------          -------
 TOTAL MORTGAGE-BACKED AND RELATED
      SECURITIES ....................               $48,620          $   188          $    11          $48,797
                                                    =======          =======          =======          =======


         During the six month periods ended March 31, 1999 and 1998, gross proceeds from the sale of securities available for sale totaled approximately $109.1 million and $169.2 million, respectively. The gross realized gains on such sales totaled approximately $130,000 and $2.2 million for the six month periods ended March 31, 1999 and 1998, respectively. The

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

         gross realized losses on such sales totaled approximately $498,000 and $1.9 million for the six month periods ended March 31, 1999 and 1998, respectively.

         During the three month periods ended March 31, 1999 and 1998, gross proceeds from the sale of securities available for sale totaled approximately $85.1 million and $49.9 million, respectively. The gross realized gains on such sales totaled approximately $64,000 and $80,000 for the three month periods ended March 31, 1999 and 1998, respectively. The gross realized losses on such sales totaled approximately $410,000 and $266,000 for the three month periods ended March 31, 1999 and 1998, respectively.

         At March 31, 1999 and 1998, $498.4 million and $222.9 million, respectively, of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

(5)  Loans

         Loans receivable are summarized as follows:


                                                   March 31,        September 30,
                                                      1999              1998
--------------------------------------------------------------------------------
                                                           (In thousands)

First mortgage - one- to four-family ....         $  245,396         $  254,047
First mortgage - residential construction             86,542             71,092
First mortgage - multi-family ...........            149,544            105,380
Commercial real estate ..................            209,173            170,562
Home equity .............................            140,530            142,993
Commercial and agriculture ..............            119,219             93,927
Consumer secured by real estate .........             92,408             85,595
Interim financing and consumer loans ....             14,413             13,375
Indirect auto ...........................             39,356             32,173
Education ...............................              3,550              2,529
                                                  ----------         ----------
    Total gross loans ...................          1,100,131            971,673
                                                  ----------         ----------
Less:
    Loans in process ....................             95,834             83,436
    Unearned insurance premiums .........                236                292
    Deferred loan and guarantee fees ....                892                848
    Purchased loan discount .............                516                571
    Allowance for loan losses ...........              8,678              7,530
                                                  ----------         ----------
    Total deductions ....................            106,156             92,677
                                                  ----------         ----------
Total loans receivable ..................            993,975            878,996
Less:  First mortgage loans held for sale             29,533             23,864
                                                  ----------         ----------
Loans receivable, net ...................         $  964,442         $  855,132
                                                  ==========         ==========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



(6)  Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:



                                                                      Six months ended              Three months ended
                                                                          March 31,                      March 31,
                                                                -----------------------------  -----------------------------
                                                                    1999            1998           1999            1998
                                                                -------------  --------------  -------------  --------------
                                                                                      (In thousands)

          Beginning Balance..................................        $ 7,530         $ 6,202        $ 7,964         $ 6,034
          Charge-offs:
            Real estate - mortgage...........................              -               -              -               -
            Commercial real estate...........................              -               -              -               -
            Commercial loans.................................           (11)               -            (1)               -
            Home equity loans................................           (20)               -           (20)               -
            Consumer.........................................          (113)           (437)           (71)            (63)

                                                                -------------  --------------  -------------  --------------
          Total charge-offs..................................          (144)           (437)           (92)            (63)
                                                                -------------  --------------  -------------  --------------
          Recoveries:
            Real estate - mortgage...........................              -               -              -               -
            Commercial real estate...........................              -               -              -               -
            Commercial loans.................................              -               -              -               -
            Home equity loans................................             16               -             16               -
            Consumer.........................................             13              17              7              11

                                                                --------------  -------------  --------------  -------------
          Total recoveries...................................             29              17             23              11
                                                                --------------  -------------- -------------  -------------
          Net charge-offs....................................          (115)           (420)           (69)            (52)
                                                                -------------  --------------  -------------  --------------

          Acquired bank's allowance..........................            303               -            303               -
          Provision..........................................            960           1,700            480           1,500
                                                                --------------  -------------  -------------- -------------
          Ending balance.....................................        $ 8,678         $ 7,482        $ 8,678         $ 7,482
                                                                =============  ==============  =============  ==============



          Total non-performing assets were $3.8 million, or 0.16% of total assets at March 31, 1999, compared with $2.9 million, or 0.16% of total assets at September 30, 1998. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure. Non-performing assets includes a single $824,000 commercial real estate loan on a shopping center.

          Non-performing assets are summarized as follows:

                                                                    March 31,         September 30,
                                                                      1999                1998
                                                                ------------------  -----------------
                                                                           (In thousands)

           Non-performing loans..............................            $  3,417           $  2,861
           Foreclosed properties.............................
                                                                              377                 63
                                                                ------------------  -----------------
           Non-performing assets.............................            $  3,794           $  2,924
                                                                ==================  =================

           Non-performing loans to gross loans...............               0.31%              0.29%

           Non-performing assets to total assets.............               0.16%              0.16%

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



         There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

         Impaired loans totaled $912,000 at March 31, 1999 compared to $1.0 million at September 30, 1998. These loans had associated impairment reserves of $449,000 and $529,000 at March 31, 1999 and September 30, 1998, respectively. The average balance of impaired loans was $971,000 and $1.4 million at March 31, 1999 and September 30, 1998, respectively.

 (7)  Earnings Per Share

         Basic earnings per share of common stock for the six and three months ended March 31, 1999 and 1998, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the six and three month periods ended March 31, 1999 and 1998, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at March 31, 1999 and September 30, 1998 have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations. Total shares outstanding for earnings per share calculation purposes have been reduced by the Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released.

         The computation of earnings per common share is as follows:


                                                             Six months ended              Three months ended
                                                                March 31,                      March 31,
                                                     --------------------------------     ---------------------------------
                                                         1999               1998                1999               1998
                                                     -------------     --------------     --------------     --------------

Net income for the period ..................         $ 7,435,000         $ 7,381,000         $ 3,670,000         $ 3,583,000
                                                     ===========         ===========         ===========         ===========

Common shares issued .......................          14,579,240          14,579,240          14,579,240          14,579,240
Net Treasury shares ........................           5,034,146           4,090,192           4,763,866           4,073,758
Unallocated ESOP shares ....................             503,154             585,336             492,650             575,894
                                                     -----------         -----------         -----------         -----------

Weighted average common shares
    outstanding during the period ..........           9,041,940           9,903,712           9,322,724           9,929,588
Assumed incremental common stock issued upon
    exercise of stock options ..............             491,367             628,619             469,537             596,044
                                                     -----------         -----------         -----------         -----------
Total weighted average common shares and
    equivalents outstanding ................           9,533,307          10,532,331           9,792,261          10,525,632
                                                     ===========         ===========         ===========         ===========

Basic earnings per share ...................         $      0.82         $      0.75         $      0.39         $      0.36
Diluted earnings per share .................         $      0.78         $      0.70         $      0.37         $      0.34

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



         The computation of book value per common share is as follows:


                                                           March 31,           September 30,
                                                             1999                  1998
                                                      ------------------     -------------------
Common shares outstanding at the end
   of the period .................................         9,626,592            9,040,476
Incremental shares relating to dilutive stock
   options outstanding at the end of the period...           453,568              484,196
                                                        ------------         ------------
                                                          10,080,160            9,524,672
                                                        ============         ============
Total shareholders' equity at the end of
   the period ....................................      $132,122,000         $121,545,000

Book value per common share ......................      $      13.11         $      12.76



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

         At March 31, 1999, 95,774 shares were reserved for future grants. Further information concerning the options is as follows:

                                                                Six months ended March 31,
                                        ------------------------------------------------------------------------
                                                      1999                               1998
                                        ------------------------------------------------------------------------
                                                                  Average                              Average
                                                                 Exercise                              Exercise
                                             Options              Price             Options              Price
                                        ------------------------------------------------------------------------

Outstanding at beginning of period....      1,163,620          $       10.51       1,313,132       $        9.69
Granted ..............................        782,264                  18.65          73,334               19.19
Canceled .............................        (40,550)                 17.31         (49,500)              14.12
Exercised ............................       (304,120)                  5.01        (169,346)               5.14
                                           ----------          -------------       ---------       -------------
Outstanding at end of period .........      1,601,214          $       15.36       1,167,620       $       10.50
                                           ==========          =============       =========       =============

Options exercisable ..................        434,940          $5.00 - 20.25         507,106       $5.00 - 19.38
                                           ==========          =============       =========       =============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



(9) Income Taxes

          Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:


          ------------------------------------------------------------------------------------------------------
                                                                                   Six months ended March 31,
                                                                                      1999           1998
          ------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)

          Federal income tax expense at statutory rate of 35%..................        $ 3,403        $ 2,720
          State income taxes, net of Federal income tax benefit................            233          (388)
          Tax exempt interest..................................................           (70)              -
          Non-deductible compensation..........................................            229            219
          Acquisition intangible amortization..................................            117            123
          Affordable housing credits...........................................        (1,654)        (2,048)
          Other, net...........................................................             29          (237)
                                                                                  -------------  -------------
                                                                                      $  2,287         $  389
                                                                                  =============  =============


         Included in other assets is a deferred tax asset of $3.3 million and $3.6 million at March 31, 1999 and September 30, 1998.


(10)  Acquisitions

         In January 1999, the Company completed the acquisition of Reliance Bancshares, Inc. ("Reliance") for $25.4 million in stock and cash. Under the terms of the agreement each share of Reliance common stock was converted into either .25 shares of common stock of the Company or $5.20 in cash in accordance with elections made by Reliance shareholders and subject to certain specified allocation and proration procedures. The Company issued 734,564 shares of common stock in connection with this transaction. The acquisition was treated as a purchase transaction for accounting purposes. The related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The acquisition of Reliance added $43.0 million in assets, including additions of $25.7 million to net loans and $16.6 million to deposits. Proforma results for the prior period are not materially different from the historical information. All share and per share amounts have been restated to give effect to the two-for-one stock split effective April 19, 1999.

         The excess of cost over the fair value of tangible assets acquired is accounted for as goodwill and is amortized over fifteen years using the straight-line method. The amount of goodwill recorded due to the acquisition was $3.0 million.

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

         The FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise: an amendment of FASB Statement No. 65," which is effective for the first fiscal quarter beginning after December 15, 1998 and was adopted by the Company on January 1, 1999. This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans held by a mortgage banking entity with the required accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Adoption did not materially effect results of operations or financial position.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

FORWARD-LOOKING STATEMENTS

Forward-looking statements with respect to the financial condition, results of operations and business of the Company, which include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions and various other statements indicated herein with an asterisk ("*") after such statements. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes,
(iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and
(x) changes in accounting principles, policies or guidelines.

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

The Company's Year 2000 compliance efforts have included completing an inventory of all products and services that may be affected by Year 2000 date related issues. Each item has been categorized as either mission critical, moderate or low priority depending on its importance to the operation of the Company's business activities. The Company is adhering to FFIEC guidelines for completing the remediation, testing and implementation for all mission critical activities by June 30, 1999.* The remediation and testing of all critical systems is complete at this time. Testing of moderate and low priority systems is on schedule and is expected to be completed by June 30, 1999.* The Company is currently on schedule to complete Year 2000 compliance activities within its designated time frame. The project is being overseen by a steering committee composed of representatives from all areas of the Company and being directed by the Company's Information Services division.

The Company utilizes a national third party provider for the bulk of its data processing needs. As a result, a large part of the Company's mission critical Year 2000 testing is for products and services processed by that service provider. The service provider has completed the remediation and testing of its systems and has had its Year 2000 compliant systems in production since June 30, 1998. The Company has successfully completed its testing of that system to verify that the service provider's system functions in the Year 2000 for those services used by the Company. The Company has no custom developed system code. Therefore, the remediation phase of the Company's Year 2000 plan does not include code renovation.

In addressing the Year 2000 issue, the Company has also taken into consideration technology issues beyond its data processing activities. Non-data processing systems include equipment in use which is not defined as computer hardware or software. Such equipment could result in service or product breakdown if not Year 2000 compliant. As part of its Year 2000 plan, the Company has addressed such items as alarm systems, elevators, keyless entry systems, telephone and data systems and others. As of this time successful testing of such system has been completed.

The Year 2000 issue also may affect the Company's customers who may experience a disruption in business that could potentially result in financial difficulties and eventually result in an inability to repay their loans. The Company includes as part of its normal underwriting standards consideration of the Year 2000 credit risk. The assessment is made through personal contact and a questionnaire, which allows the Company to review the customer's Year 2000 awareness and compliance status. This process results in an overview of the customer's preparedness but does not give absolute assurance that the customer will not have problems with Year 2000 issues. The potential impact of Year 2000 on the customer's ability to repay loans cannot be determined at this time.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The estimated costs of the Year 2000 issues are not expected to have a significant impact on the Company's results of operations, liquidity or capital resources. Direct costs of the Year 2000 issue have been estimated to not exceed $500,000 per year for the fiscal years ending September 30, 1999 and 2000. The primary direct costs include compensation and benefits paid to staff dedicated solely to the Year 2000 issue, direct costs paid to vendors or others related to Year 2000 preparedness and the income statement effect of hardware and software purchased to replace items not Year 2000 compliant. The figure does not include costs considered by the Company to be indirect costs. The primary indirect cost includes the time and effort of many of the Company's employees to prepare for the Year 2000 in addition to performing their normal work routines. The costs of the Year 2000 project are based on the Company's best estimates, which include numerous assumptions about future events. Actual costs may differ due to actual events being different than those assumed at the time the cost estimates were prepared.

The Company presently believes that the compliance effort can and will be completed prior to the Year 2000.* However, if required product or service upgrades are not complete by that time, the Year 2000 issues could disrupt normal business operations.* Although not expected at this time, the most likely worst case scenario includes the Company being unable to process some or all of its transactions on a temporary basis.* Because of the nature of this scenario, the Company is in the process of establishing contingency plans for all mission critical services.* Contingency plans will be completed by June 30, 1999. The contingency plans will be tested and modified, if necessary, throughout the remainder of 1999.* The Year 2000 contingency plan will be designed to ensure that mission critical core banking processes will continue if one or more supporting systems fail and to allow for limited transaction processing until the Year 2000 problems are fixed.*


FINANCIAL CONDITION

The Company's total assets increased $455.2 million or 24.4% to $2.02 billion at March 31, 1999 from $1.86 billion at September 30, 1998, and included approximately $43 million from the acquisition of Reliance Bancshares in January 1999. The primary areas of growth were an increase of $234.6 million in mortgage-backed and related securities available for sale, a $114.2 million increase in investment securities available for sale and a $109.3 million increase in loans receivable, including loans held for sale. Funding the increase in assets were increases in deposits of $101.7 million and increases in borrowings of $350.7 million. The Company's ratio of shareholders' equity to total assets was 5.70% at March 31, 1999, compared to 6.52% at September 30, 1998. The Company's fully dilutive book value per share was $13.11 at March 31, 1999, compared to $12.76 at September 30, 1998.

Loans receivable, including mortgage loans held for sale, increased $115.0 million to $994.0 million at March 31, 1999 from $879.0 million at September 30, 1998. The Company has been actively growing its loan portfolio particularly in the areas of commercial real estate, single-family construction, multi-family, commercial and automobile lending. For the six month period ended March 31, 1999, the Company originated approximately $443.0 million in loans, as compared to $297.3 million for the same period in the prior year. Of the $443.0 million in loans originated, $68.3 million were in commercial loans, $107.4 million were in consumer and interim financing loans and $267.3 million were in first mortgage loans.

Mortgage-backed and related securities, including securities available for sale, increased $220.1 million to $917.2 million at March 31, 1999 from $697.1 million at September 30, 1998. The growth in mortgage-backed securities was due primarily in response to the increase in the Company's total capital which occurred as a result of the completion of the Reliance Bancshares acquisition. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of their lower level of interest rate risk and low credit risk in relation to the interest earned on such securities.

Debt and equity securities, including those available for sale, increased $113.2 million to $224.0 million at March 31, 1999 from $110.9 million at September 30, 1998. The growth in debt and equity securities was due primarily in response to the increase in the Company's total capital which occurred as a result of the completion of the Reliance Bancshares acquisition. Debt and equity securities are comprised primarily of U.S. Treasury and agency securities and mutual fund investments.

Deposits increased $101.7 million to $1.319 billion at March 31, 1999 from $1.217 billion at September 30, 1998. The increase in deposits was primarily due to increases of $73.7 million in certificates of deposit and $35.4 million in money market demand deposits. However, slight decreases in other types of deposit products have partially offset the increases. At March 31, 1999, the Company had approximately $258.7 million in brokered certificates of deposit compared with $214.9 million at September 30, 1998.

Advances and other borrowings increased by $350.7 million to $855.4 million at March 31, 1999 from $504.7 million at September 30, 1998. The increase is primarily due to borrowings from the FHLB. Short term borrowings increased $176.7 million to $594.4 million at March 31, 1999, compared to $417.7 million at September 30, 1998. Long term borrowings increased $174.0 million to

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

$261.0 million at March 31, 1999, compared to $87.0 million at September 30, 1998. At March 31, 1999, $175.0 million of the short term borrowings are callable FHLB advances with maturities from five to ten years and are callable by the FHLB after three to six months. At March 31, 1999, the Company did not have any additional borrowing capacity available from the FHLB.

At March 31, 1999, the Company had $200.0 million in interest rate swaps outstanding compared with $225.0 million at September 30, 1998. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed receive-floating pay swaps totaled $200.0 million at March 31, 1999 and were entered into to hedge interest rates on brokered deposits used to fund the purchase of floating rate securities. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the six month period ended March 31, 1999, the Company recorded a net reduction of interest expense of $1.1 million as a result of the Company's interest rate swap agreements.



RESULTS OF OPERATIONS

NET INCOME. Net income for the six month period ended March 31, 1999 was $7.4 million, unchanged from the same period in the prior year. Net income for the three month period ended March 31, 1999 was $3.7 million compared to $3.6 million for the three month period ended March 31, 1998. Net income for both the three and six month periods ended March 31, 1999 was largely unchanged from the same periods during the previous year due to an increase in net interest income and a decline in the provision for loan losses, offset by a decrease in other operating income and by increases in general and administrative expenses and income tax expense.

The following table shows the return on average assets and return on average equity ratios for each period:

                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  1999              1998              1999             1998
                                              -------------     -------------     ------------     -------------

 Return on average assets..................      0.74%             0.91%             0.69%            0.90%

 Return on average equity..................      12.40%            11.22%           11.93%            10.96%



NET INTEREST INCOME. Net interest income before provision for loan losses increased $4.0 million or 21.4% and $4.2 million or 50.4% for the six and three month periods ended March 31, 1999, respectively, compared to the same periods in the prior year. The increase was due primarily to an increase of $376.0 million and $544.8 million in average earning assets for the six and three month periods ended March 31, 1999, respectively. The net interest margin decreased to 2.51% for the six month period ended March 31, 1999, compared with 2.71% in the prior year and decreased to 2.60% for the three month period ended March 31, 1999, compared with 2.69% in the prior year. Over the last several years, the margin has been affected by decreasing interest rate spreads that the Company has been experiencing in its asset and liability base, and a changing asset mix which includes a higher level of non-interest earning assets. The Company's investment in affordable housing provides returns primarily through income tax credits, but is not an interest earning asset and thus has the effect of decreasing the Company's net interest margin.

Total interest income increased $8.8 million or 15.4% to $65.9 million for the six month period ended March 31, 1999, compared to $57.1 million for the six month period ended March 31, 1998, and increased $7.5 million or 27.0% to $35.1 for the three month period ended March 31, 1998, compared to $27.7 million for the three month period ended March 31, 1998. The increase in interest income was primarily the result of increases in interest on loans and securities. The increase in interest on loans was primarily the result of an increase in the average balance of loans to $931.9 million from $761.2 million for the six month period ended March 31, 1999 and 1998, respectively, partially offset by a decrease in the average yield on loans to 8.18% from 8.52% for the same period in the prior year. The increase in net interest income on loans for the three month period ended March 31, 1999 compared with the three month period ended March 31, 1998 was the result of an increase in the average balance of loans to $957.8 million from $771.9 million, partially offset by decreases in the average yield on loans to 8.24% from 8.58% for the same period in the prior year. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and commercial real estate lending. However, such loans, while potentially resulting ultimately in higher yields for the Company, may result in a higher level of credit risk than conventional mortgage loans. The decrease in the average yield is primarily due to the lower interest rate environment in effect during the period. As loans repay, they are replaced in the

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

Company's portfolio by new loans which generally have lower interest rates than the loans previously put in the portfolio. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $759.9 million from $635.6 million for the six month period ended March 31, 1999 and 1998, respectively, partially offset by decreases in the average yield on such securities to 6.05% from 6.89% for the same periods. The increase in interest income on mortgage-backed and related securities for the three month period ended March 31, 1999 compared with the three month period ended March 31, 1998 was due to an increase in the average balance of such securities to $837.1 million from $622.8 million, partially offset by decreases in the average yield on such securities to 6.10% from 6.63% for the same periods. The decrease in the average yield on securities is the result of the current interest rate environment. As new securities are added to the portfolio they have the effect of decreasing the overall yield of the portfolio. In addition, securities which are repaid generally have a higher yield than current production.

Total interest expense increased $5.6 million or 15.1% to $42.5 million for the six month period ended March 31, 1999, compared to $36.9 million for the six month period ended March 31, 1998. For the three month period ended March 31, 1998, total interest expense increased $4.3 million, or 24.1%, to $22.2 million compared to $17.9 million for the three month period ended March 31, 1998. The increase in interest expense was the result of increases in the average balances of deposits and advances and other borrowings, partially offset by decreases in the cost. The average balances of deposits were $1.2 million for the six and three month periods ended March 31, 1999, as compared to $1.0 million for the same periods in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products and the use of brokers to sell certificates of deposit. The average cost of deposits decreased to 4.55% and 4.46% for the six and three month periods ended March 31, 1999, respectively, from 5.00% and 4.96% for the same periods in the prior year. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The average balance of advances and other borrowings were $606.9 million and $716.4 million for the six and three month periods ended March 31, 1999, respectively, as compared to $397.6 million and $396.4 million for the same periods in the prior year. The average cost of advances and other borrowings decreased to 5.04% and 4.94% for the six and three month periods ended March 31, 1999, respectively, from 5.70% for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances which have repriced to reflect the slight decrease in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the six month periods ended March 31, 1999 and 1998, respectively. Tax-exempt investments are immaterial and the tax-equivalent method of presentation is not included in the schedule.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued




                                                                SIX MONTHS ENDED MARCH 31,
                                            ---------------------------------------------------------------------
                                                          1999                             1998
                                            ---------------------------------------------------------------------
                                                                   AVERAGE                          AVERAGE
                                              AVERAGE               YIELD/      AVERAGE              YIELD/
                                              BALANCE   INTEREST    COST        BALANCE   INTEREST   COST
                                            ---------------------------------------------------------------------
                                                                       (In thousands)

 ASSETS
 Federal funds sold and overnight deposits...    $   22,846   $  586      5.14 %    $  22,614   $  617     5.47 %

 Trading account securities..................           423       16      7.59          1,098       38     6.94
 Debt and equity securities..................       131,443    3,524      5.38         56,251    1,580     5.63
 Mortgage-backed and related securities......       759,916   22,910      6.05        635,629   21,840     6.89
 Loans:
   First mortgage............................       550,191   21,941      8.00        447,764   18,384     8.23
   Home equity...............................       141,001    5,840      8.31        125,393    5,710     9.13
   Consumer .................................       142,264    6,122      8.63        111,426    4,922     8.86
   Commercial and agricultural...............        98,411    4,099      8.35         76,602    3,328     8.71
                                                ---------------------             ---------------------
       Total loans...........................       931,867   38,002      8.18        761,185   32,344     8.52
 Federal Home Loan Bank stock................        27,076      898      6.65         20,843      721     6.94
                                                ---------------------             ---------------------
       Total earning assets..................     1,873,571   65,936      7.06      1,497,620   57,140     7.65
                                                ------------                      ------------
 Valuation allowances........................       (12,879)                           (6,834)
 Cash and due from banks.....................        33,355                            29,204
 Other assets................................       117,376                           112,634
                                                ------------                      ------------
       Total assets..........................   $ 2,011,423                       $ 1,632,624
                                                ============                      ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .............................    $   70,023      424      1.21     $   62,069      438     1.42
   Money market demand accounts..............       339,033    7,289      4.31        265,287    6,566     4.96
   Passbook..................................       128,852    1,857      2.89        121,218    1,960     3.24
   Certificates of deposit...................       661,999   17,669      5.35        578,839   16,644     5.77
                                                 ---------------------             ---------------------
Total interest-bearing deposits..............     1,199,907   27,239      4.55      1,027,413   25,608     5.00
Advances and other borrowings................       606,863   15,259      5.04        397,567   11,306     5.70
Advances from borrowers for taxes and                 4,398        9      0.41          5,021       12     0.48
  insurance..................................    ---------------------             ---------------------
       Total interest-bearing liabilities....     1,811,168   42,507      4.71      1,430,001   36,926     5.18
Non interest-bearing deposits................        68,097                            56,416
Other liabilities............................        11,937                            14,266
Shareholders' equity.........................       120,221                           131,941
                                                 ----------                       -----------
Total liabilities and shareholders' equity...   $ 2,011,423                       $ 1,632,624
Net interest income..........................   ===========  $23,429              ===========  $20,214
                                                            =========                         =========
Net yield on interest-earning assets.........                             2.51                             2.71
Interest rate spread.........................                             2.35                             2.47
Ratio of earning assets to
  interest-bearing liabilities...............                           103.45                           104.73






                                                                THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------------------------------------
                                                           1999                                1998
                                            ---------------------------------------------------------------------
                                                                   AVERAGE                               AVERAGE
                                               AVERAGE             YIELD/       AVERAGE                   YIELD/
                                               BALANCE   INTEREST  COST         BALANCE       INTEREST     COST
                                            --------------------------------   ----------------------------------


 ASSETS
 Federal funds sold and overnight deposits...     $   15,401    $  188     4.95%     $   10,133     $  157      6.28
 Trading account securities..................            307         5     6.61             545          9      6.70
 Debt and equity securities..................        172,831     2,372     5.57          42,799        632      5.99
 Mortgage-backed and related securities......        837,138    12,601     6.10         622,849     10,184      6.63
 Loans:
   First mortgage............................        569,236    11,437     8.15         448,581      9,169      8.29
   Home equity...............................        139,403     2,837     8.25         129,528      2,888      9.04
   Consumer .................................        145,949     3,072     8.54         112,204      2,518      9.10
   Commercial and agricultural...............        103,211     2,119     8.33          81,581      1,755      8.72
                                                -----------------------            ------------------------
       Total loans...........................        957,799    19,465     8.24         771,894     16,330      8.58
 Federal Home Loan Bank stock................         30,367       513     6.85          20,843        368      7.16
                                                -----------------------            ------------------------
       Total earning assets..................      2,013,843    35,144     7.08       1,469,063     27,680      7.64
                                                             ----------                         -----------
 Valuation allowances........................        (14,907)                            (5,862)
 Cash and due from banks.....................         33,651                             29,796
 Other assets................................        115,486                            115,087
                                                -------------                      -------------
       Total assets..........................    $ 2,148,073                        $ 1,608,084
                                                =============                      =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .............................     $   71,231       209     1.19      $   62,553        199      1.29
   Money market demand accounts..............        345,160     3,541     4.16         267,732      3,280      4.97
   Passbook..................................        126,644       864     2.77         126,664      1,043      3.34
   Certificates of deposit...................        687,203     8,903     5.25         553,682      7,832      5.74
                                                -----------------------            ------------------------
Total interest-bearing deposits..............      1,230,238    13,517     4.46       1,010,631     12,354      4.96
Advances and other borrowings................        716,438     8,725     4.94         396,383      5,568      5.70
Advances from borrowers for taxes and                  1,782         2     0.46           1,934          2      0.42
  insurance..................................   -----------------------            ------------------------
       Total interest-bearing liabilities....      1,948,458    22,244     4.63       1,408,948     17,924      5.16
Non interest-bearing deposits................         63,255                             53,815
Other liabilities............................         11,592                             12,751
Shareholders' equity.........................        124,768                            132,570
                                                -------------                      -------------

Total liabilities and shareholders' equity...   $  2,148,073                        $  1,608,084
                                                =============                      =============
Net interest income..........................                 $ 12,900                             $ 9,756
                                                              ==========                         ===========
Net yield on interest-earning assets.........                              2.60                                 2.79
Interest rate spread.........................                              2.45                                 2.48
Ratio of earning assets to
  interest-bearing liabilities...............                            103.36                               104.27

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:



                                                     Six months ended                       Three months ended
                                                        March 31,                                 March 31,
                                             -------------------------------          -------------------------------
                                                  1999              1998                  1999                 1998
                                             -------------     -------------          ------------        -------------
                                                                          (In thousands)


Beginning balance .....................           $ 7,530             $ 6,202                $   7,964            $   6,034
Provision for loan losses .............               960               1,700                      480                1,500
Recoveries ............................                29                  17                       23                   11
Charge-offs ...........................              (144)               (437)                     (92)                 (63)
Acquired bank's allowance .............               303                  --                      303                   --
                                                  -------             -------                ---------            ---------

Ending balance ........................           $ 8,678             $ 7,482                $   8,678            $   7,482
                                                  =======             =======                =========            =========



 Ratio of allowance for loan losses to
      gross loans receivable at the end
      of the period ...................              0.79%               0.90%                    0.79%                0.90%

 Ratio of allowance for loan losses to
      total non-performing loans at the
      end of the period ...............            253.97%             270.40%                  253.97%              270.40%

 Ratio of net charge-offs to average
      gross loans (annualized) ........              0.03%               0.11%                    0.03%                0.03%



Management believes that the allowance for loan losses is adequate to provide for probable losses as of March 31, 1999, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. At March 31, 1999, the provision for loan losses was $960,000 compared to $1.7 million for the same period in the prior year. The Company's loan portfolio is significantly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios which are generally presumed to have more risk than standard single-family mortgage loans.* Loan types other than single-family loans constitute a larger percentage of total loans than in previous years and the trend is expected to continue.* Charge-offs for the six and three month periods ended March 31, 1999 were $144,000 and $92,000, respectively, compared to $437,000 and $63,000 for the six and three month periods ended March 31, 1998. The Company believes that the allowance for loan losses is adequate to provide for anticipated probable losses based upon current known conditions.*

OTHER OPERATING INCOME. Other operating income decreased by $439,000 to $1.5 million for the six and three month periods ended March 31, 1999, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:



                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  1999              1998              1999             1998
                                              -------------     -------------     ------------     -------------
                                                                        (In thousands)

 Other operating income....................       $  9,151          $  9,590         $  3,686          $  5,173

 Percent of average assets (annualized)....          0.91%             1.18%            0.70%             1.30%


The decreases were due primarily to decreases in gains on sales of mortgage loans, gains on securities, income from the Company's affordable housing subsidiary and other income, partially offset by a gain on the sale of real estate held for sale. Gains on the sale

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

of mortgage loans decreased to $2.1 million and $860,000 for the six and three month periods ended March 31, 1999, respectively, compared to gains of $2.3 million and $1.3 million for the same periods in the prior year. The level of gains on loans is highly dependent on the interest rate environment and resulting level of origination of mortgage loans. In particular, during periods of falling interest rates, the Company is more likely to originate more fixed rate mortgage loans, which are sold into the secondary market. During the six month period ended March 31, 1999, the Company realized losses on the sale of securities of $372,000 compared with gains of $492,000 for the six month period ended March 31, 1998. During the three month period ended March 31, 1999, the Company realized losses on the sale of securities of $400,000 compared with losses of $118,000 for the three month period ended March 31, 1998. The Company does not consider gains on the sale of securities as a predictable source of earnings, as such sales are based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a better combination of interest income, interest rate risk or credit risk than the security sold. The prior year's three and six month periods included the refund of state income taxes related to an earlier year's tax audit. The interest portion of the refund ($795,000) was included in other operating income while the portion that was a refund of previous taxes paid ($780,000) was a reduction in income tax expense. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) decreased to $2.2 million and $826,000 for the six and three month periods ended March 31, 1999, compared with $2.4 million and $1.4 million for the same periods in the prior year. During the six and three month periods ended March 31, 1999, the Company realized gains of $1.2 million and $492,000 on the sale of 13 affordable housing properties which had been classified as real estate held for sale at September 30, 1998. The Company currently has 12 properties fully in operation compared to 25 in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.6 million or 7.7% and $539,000 or 5.2% for the six and three month periods ended March 31, 1999, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  1999              1998              1999             1998
                                              -------------     -------------     ------------     -------------
                                                                        (In thousands)

 General and administrative expenses.......      $  21,898         $  20,333         $ 10,905          $ 10,366

 Percent of average assets (annualized)....          2.18%             2.50%            2.06%             2.61%



The increase in costs are due primarily to increases in personnel and other activity connected with the Company's increase in its loan and deposit portfolio, partially offset by a decrease in affordable housing expenses resulting from the sale of investments during the year.

INCOME TAX EXPENSE. Income tax expense increased to $2.3 million and $1.5 million for the six and three month periods ended March 31, 1999, compared to the same period in the prior year. The effective tax rate for the six and three month periods ended March 31, 1999 was 23.52% and 29.44% respectively, compared with 5.02% and a negative 16.98% for the six and three month periods ended March 31, 1998. The increase in the effective tax rate is due to the aforementioned refund of state income taxes of $780,000 included in the prior year's six and three month periods and the decrease in tax credits earned by the Company's affordable housing subsidiary due to the sale of 13 of the properties in the current year's six and three month periods. Income tax credits decreased to $1.7 million and $551,000 for the six and three month periods ended March 31, 1999, compared to $2.0 and $1.1 million for the six and three month periods ended March 31, 1998.

ASSET QUALITY

Total non-performing assets were $3.8 million, or 0.16% of total assets at March 31, 1999, compared with $2.9 million, or 0.16% of total assets at September 30, 1998. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure. Non-performing assets includes a single $824,000 commercial real estate loan on a shopping center.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



Non-performing assets are summarized as follows:


                                                           March 31,        September 30,
                                                             1999               1998
                                                       -----------------  -----------------
                                                                  (In thousands)

 Non-performing loans..............................            $  3,417           $  2,861
 Foreclosed properties.............................                 377                 63
                                                       -----------------  -----------------
 Non-performing assets.............................            $  3,794           $  2,924
                                                       =================  =================

 Non-performing loans to gross loans...............               0.31%              0.29%

 Non-performing assets to total assets.............               0.16%              0.16%


There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

Impaired loans totaled $912,000 at March 31, 1999 compared to $1.0 million at September 30, 1998. These loans had associated impairment reserves of $449,000 and $529,000 at March 31, 1999 and September 30, 1998, respectively. The average balance of impaired loans was $971,000 and $1.4 million at March 31, 1999 and September 30, 1998, respectively. Interest income on impaired loans for the six month period ended March 31, 1999 was $31,000, compared to $63,000 at September 30, 1998. Interest income on impaired loans is recognized only to the extent that payments are expected to exceed the amount of principal due on the loans.


ASSET/LIABILITY MANAGEMENT

Asset and liability management is an ongoing process of managing asset and liability maturities to control the interest rate risk of the Company. Management controls this risk through pricing of assets and liabilities and maintaining specific levels of maturities.

At March 31, 1999, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 10.23% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of March 31, 1999 was a negative 12.94% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income.* Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table  summarizes the Company's gap position as of March 31, 1999.


                                                                          More than     More than
                                                 Within       Four to      One Year       Three
                                                  Three       Twelve       to Three      Years to     Over Five
                                                 Months       Months        Years       Five Years      Years         Total
                                              ----------------------------------------------------------------------------------
                                                                                (In thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Fixed...............................      $   46,197   $   22,512     $  53,968     $  43,532     $  83,181    $  249,390
      Variable............................         126,613       80,575        89,995       115,333        14,422       426,938
 Consumer loans (2).......................         152,074       51,914         7,765        36,175        40,186       288,114
 Mortgage-backed and related securities...           5,621       16,114        20,475         6,410             -        48,620

 Assets available for sale:
      Mortgage loans......................          29,533            -             -             -             -        29,533
      Fixed rate mortgage related.........          73,954      177,023       216,447        30,615             -       498,039
      Variable rate mortgage related......         270,380      100,181             -             -             -       370,561
      Other...............................          75,789       38,061       109,375             -             -       223,225
 Trading account securities...............               -            -             -             -             -
 Investment securities and other assets...          46,353            -             -           811             -        47,164
                                              ---------------------------------------------------------------------------------
      Total...............................      $  826,514   $  486,380     $ 498,025     $ 232,876     $ 137,789    $2,181,584
                                              =================================================================================

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts........................      $    6,398   $   19,196     $  22,088     $  10,432     $   6,865    $   64,979
      Passbook savings accounts...........           3,776       11,330        22,944        15,806        35,002        88,858
      Money market deposit accounts.......          90,398      271,197        26,729         6,682         2,227       397,233
      Certificates of deposit.............         191,859      422,440        83,356         8,693           100       706,448
 Borrowings (4)...........................         571,318       25,000         4,056       230,000        25,000       855,374
 Impact of interest rate swap ............         200,000     (200,000)            -             -             -             -
                                              ---------------------------------------------------------------------------------
      Total...............................      $1,063,749   $  549,163     $ 159,173     $ 271,613     $  69,194    $2,112,892
                                              =================================================================================
 Excess (deficiency) of interest-earning
 assets over interest-bearing
 liabilities..............................      $ (237,235)  $  (62,783)    $ 338,852     $ (38,737)    $  68,595    $   68,692
                                              =================================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities.............      $ (237,235)  $ (300,018)    $  38,834     $      97     $  68,692
                                              =====================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities as a
 percent of total assets..................         (10.23%)     (12.94%)         1.68%         0.00%         2.96%
                                              =====================================================================

-------------------------------------------------------------------------------------------------------------------


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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $106.2 million at March 31, 1999.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $448.8 million or 19.4% of total assets.

(4) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


Assumptions regarding withdrawals and prepayments are based on historical experience, and management believes such assumptions are reasonable, although actual withdrawals and repayments of assets and liabilities may vary substantially.* Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in different degrees to changes in market interest rates.* Also, the interest rates on other types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.* Additionally, certain assets, such as adjustable-rate loans and mortgage-backed and related securities, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of an actual change in interest rates, actual prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the data in the table.*


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $39.5 million and $30.7 million as of March 31, 1999 and September 30, 1998, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At March 31, 1999, the Company did not have any additional borrowing capacity available from the FHLB.

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

The Bank is required to follow Office of Thrift Supervision ("OTS") capital regulations which require savings institutions to meet two capital standards:
(i) "tier 1 core capital" in an amount not less than 4% of adjusted total assets and (ii) "risk-based capital" of at least 8% of risk-weighted assets.

The following table summarizes the Bank's capital ratios at the dates indicated:


                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                For Capital           Prompt Corrective
                                          Actual             Adequacy Purposes        Action Provisions
                                   ----------------------  -----------------------  ----------------------
                                    Amount      Ratio        Amount       Ratio       Amount      Ratio
---------------------------------  ---------  -----------  ------------  ---------  -----------  ---------
                                                               (In thousands)
As of March 31, 1999:

Tangible capital..............       142,445       6.17%     > 92,349     >4.0%    >115,436    > 5.0%
                                                             -            -        -           -
Core capital .................       142,445       6.17%     > 92,349     >4.0%    >115,436    > 5.0%
                                                             -            -        -           -
Tier 1 risk-based capital.....       142,445      10.59%     > 53,787     >4.0%    > 80,680    > 6.0%
                                                             -            -        -           -
Risk-based capital............       151,123      11.24%     >107,573     >8.0%    >134,467    >10.0%
                                                             -            -        -           -

As of September 30, 1998:

Tangible capital..............       119,843       6.48%     > 73,966     >4.0%    > 92,458    > 5.0%
                                                             -            -        -           -
Core capital .................       119,843       6.48%     > 73,966     >4.0%    > 92,458    > 5.0%
                                                             -            -        -           -
Tier 1 risk-based capital.....       119,843      10.23%     > 46,846     >4.0%    > 70,270    > 6.0%
                                                             -            -        -           -
Risk-based capital............       127,373      10.88%     > 93,693     >8.0%    >117,116    >10.0%
                                                             -            -        -           -


The capital of the Company and the Bank exceed all regulatory capital requirements.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Item 3: Quantitative and Qualitative Disclosures About Market Risk

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at March 31, 1999.

                                             More than         More than          More than
                           Within            One Year          Two Years         Three Years
                          One Year         to Two Years      to Three Years     To Four Years
                      ------------------ ------------------ ----------------- -------------------
Interest earning
  assets                                            (In millions)
Mortgage and
 Commercial loans:
    Fixed rate      $    91.9    7.92%    $ 59.9    7.86%    $ 17.5    7.88%    $ 24.9    7.88%
    Adjustable rate     106.7    7.90%      56.1    7.89%      36.0    7.80%      44.1    7.75%

Consumer loans:
    Fixed rate           13.1    8.31%      20.4    8.51%      13.2    8.52%      14.4    8.52%
    Adjustable rate      30.7    8.20%      22.3    8.30%      50.2    8.35%      26.5    8.40%

Mortgage-backed
  Securities:
    Fixed rate          272.7    6.05%     118.5    6.33%     118.5    6.42%      18.5    6.52%
    Adjustable rate      74.1    6.18%      55.6    6.20%      51.9    6.30%      44.4    6.50%

Debt and equity
  securities            113.9    5.50%      54.7    6.00%      54.7    6.00%         -        -

Other                    46.3    4.79%         -        -         -        -         -        -
                    ----------         ----------         ----------         ----------
Total interest
  earning assets    $   749.4    6.52%    $387.4    6.95%    $341.9    6.92%   $ 172.8    7.48%
                    ==========         ==========         ==========         ==========

Interest bearing liabilities

Deposits:
    NOW accounts    $    25.6    1.00%    $ 11.0    1.00%    $ 11.0    1.00%    $  5.2    1.00%
    Passbooks            15.1    1.89%      11.5    1.89%      11.5    1.89%       7.9    1.89%
    Money market        361.5    4.31%      13.5    4.31%      13.4    4.31%       3.3    4.31%
    Certificates        593.9    5.20%      71.0    5.26%       7.3    5.42%       5.4    5.93%

Borrowings
    Fixed rate          179.0    4.77%       0.0    6.95%         -        -         -        -
    Adjustable rate     241.4    5.00%       5.0    4.97%         -        -         -        -
                    ----------         ----------         ----------         ----------
Total interest
bearing
liabilities         $ 1,416.5    4.77%    $112.0    4.37%    $ 43.2    3.01%    $ 21.8    3.04%
                    ==========         ==========         ==========         ==========



                                 More than                                           Fair
                                Four Years            Over                          Market
                              to Five Years       Five Years          Total          Value
                          ------------------ ------------------ ----------------- ---------
Interest earning assets                             (In millions)
Mortgage and
 Commercial loans:
    Fixed rate            $  24.9     7.85%   $  59.8    8.00%   $  278.9  7.91%  $  281.5
    Adjustable rate          52.1     7.64%     132.0    7.84%      427.0  7.82%     432.3

Consumer loans:
    Fixed rate               18.9     8.52%      65.5    8.54%      145.5  8.51%     147.7
    Adjustable rate          13.0     8.51%         -       -       142.7  8.33%     144.5

Mortgage-backed
  Securities:
    Fixed rate               18.5     6.52%         -       -       546.7  6.22%     546.1
    Adjustable rate          40.8     6.60%     103.8    6.70%      370.6  6.43%     366.6

Debt and equity
  securities                    -        -          -       -       223.3  5.74%     221.7

Other                           -        -        0.8    5.15%       47.1  4.80%      47.1
                         --------           ---------           ---------        ---------
Total interest
  earning assets          $ 168.2     7.46%   $ 361.9    7.66%   $2,181.6  7.00%  $2,187.5
                         ========           =========           =========        =========



Interest bearing liabilities

Deposits:
    NOW accounts          $   5.3     1.00%   $   6.9    1.00%   $   65.0  1.00%  $   78.7
    Passbooks                 7.9     1.89%      35.0    1.89%       88.9  1.89%      88.9
    Money market              3.3     4.31%       2.2    4.31%      397.2  4.31%     397.2
    Certificates             28.3     5.91%       0.5    8.45%      706.4  5.24%     705.2

Borrowings
    Fixed rate                  -         -     430.0    4.81%      609.0  4.80%     608.7
    Adjustable rate             -         -         -       -       246.4  5.00%     246.4
                         --------           ---------           ---------        ---------
Total interest bearing
 liabilities              $  44.8     4.50%   $ 474.6    4.54%   $2,112.9  4.64%  $2,125.1
                         ========           =========           =========        =========

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Neither the Company nor the Bank is involved in any pending legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Company and the Bank.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Shareholders was held on January 27, 1999. Only shareholders of record at the close of business on December 1, 1998 (the "Voting Record Date") were entitled to vote at the annual meeting. On the Voting Record Date, there were 4,635,265 shares of common stock outstanding, and 4,291,625 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the matters voted upon at the meeting.


                                                                                       NUMBER OF VOTES *
                                                             --------------------------------------------------------------
                                                                                                                BROKER
                                                                  FOR          WITHHELD      ABSTENTIONS      NON-VOTES
              NOMINEES FOR DIRECTOR FOR
              THREE-YEAR TERM EXPIRING IN 2002
                   David J. Drury                                 4,038,764        252,861                -              -
                   Rudolph T. Hoppe                               4,035,004        256,621                -              -
                   Thomas R. Perz                                 4,032,992        258,633                -              -

              RATIFICATION OF AMENDMENTS TO THE
              ST. FRANCIS CAPITAL CORPORATION
              1997 STOCK OPTION PLAN                              3,147,190        565,463           54,664        524,308

              RATIFICATION OF AN INCREASE IN THE
              NUMBER OF AUTHORIZED SHARES OF
              COMMON STOCK                                        3,923,415        343,634           24,536             40

              RATIFICATION OF AN INCREASE IN THE
              NUMBER OF AUTHORIZED SHARES OF
              PREFERRED STOCK                                     2,773,273        941,154           26,496        550,702

              RATIFICATION OF THE ADVANCE NOTICE
              REQUIREMENTS AS PROVIDED IN THE
              PROPOSED AMENDED BY-LAWS                            2,885,360        692,255          190,701        523,309

              RATIFICATION OF APPOINTMENT OF
              KPMG LLP AS AUDITORS                                4,088,003         30,721          172,901              -


         * Due to the fact the Annual Meeting of Shareholders was held on January 27, 1999, the above information does not reflect the effects of the two-for-one stock split which was effective on April 19, 1999. See "Notes to Unaudited Consolidated Financial Statements" for information regarding the stock split.

                           PART II. OTHER INFORMATION


ITEM 5.       OTHER INFORMATION

              On April 26, 1999, the Company announced the declaration of a dividend of $0.08 per share on the Company's common stock for the quarter ended March 31, 1999. The dividend is payable on May 21, 1999 to shareholders of record as of May 10, 1999. This will be the fifteenth consecutive cash dividend payment since the Company became a publicly-held company in June 1993.

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


           ST. FRANCIS CAPITAL CORPORATION




Dated:   May 17, 1999                     By:   /s/ Jon D. Sorenson
       --------------                         ---------------------------------
                                                 Jon D. Sorenson
                                                 Chief Financial Officer