Form 10-Q
period 1999-06-30
ST FRANCIS CAPITAL CORP
filed 1999-08-12
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission File Number 0-21298

                        ST. FRANCIS CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


          WISCONSIN                                        39-1747461
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)



        13400 BISHOPS LANE, SUITE 350, BROOKFIELD, WISCONSIN 53005-6203
        ---------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (414) 486-8700
                           -------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                (1)  Yes  x    No
                                        -----     ----
                                (2)  Yes  x    No
                                        -----     ----


         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 10,136,770 at July 31, 1999.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS


                                                                                                              PAGE
                                                                                                              ----

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition......................................................   3

          Consolidated Statements of Income...................................................................   4

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.................   5

          Consolidated Statements of Cash Flows...............................................................   6

          Notes to Consolidated Financial Statements..........................................................   8


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............  18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................  28

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................................  29

ITEM 2.   Changes In Securities and Use of Proceeds...........................................................  29

ITEM 3.   Defaults Upon Senior Securities.....................................................................  29

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................  29

ITEM 5.   Other Information...................................................................................  29

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................  29

SIGNATURES....................................................................................................  30

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                 June 30,            September 30,
                                                                                   1999                  1998
                                                                               ------------          ------------
                                                                                         (In thousands)
ASSETS
Cash and due from banks ...................................................    $     27,508          $     23,861
Federal funds sold and overnight deposits .................................           9,635                 6,885
                                                                               ------------          ------------
Cash and cash equivalents .................................................          37,143                30,746
                                                                               ------------          ------------
Assets available for sale, at fair value:
    Debt and equity securities ............................................         213,314               109,061
    Mortgage-backed and related securities ................................         946,878               634,003
Mortgage loans held for sale, at lower of cost or market ..................          15,298                23,864
Securities held to maturity, at amortized cost:
    Debt securities (market values of $837 and $1,875, respectively).......             810                 1,817
     Mortgage-backed and related securities (market values of $44,807
       and $63,497, respectively) .........................................          44,876                63,087
Loans receivable, net .....................................................       1,006,511               855,132
Federal Home Loan Bank stock, at cost .....................................          29,902                23,453
Accrued interest receivable ...............................................          14,355                 9,726
Foreclosed properties .....................................................             604                    63
Real estate held for investment ...........................................          28,688                29,997
Real estate held for sale .................................................              --                20,772
Premises and equipment, net ...............................................          33,455                32,165
Other assets ..............................................................          41,784                30,290
                                                                               ------------          ------------
Total assets ..............................................................    $  2,413,618          $  1,864,176
                                                                               ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits ..................................................................    $  1,484,684          $  1,216,874
Short term borrowings .....................................................         465,641               417,672
Long term borrowings ......................................................         311,037                87,005
Advances from borrowers for taxes and insurance ...........................           6,210                 8,553
Accrued interest payable and other liabilities ............................          13,219                12,527
                                                                               ------------          ------------
Total liabilities .........................................................       2,280,791             1,742,631
                                                                               ------------          ------------

Commitments and contingencies .............................................              --                    --

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued ...........................................................              --                    --
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 10,136,770 and 9,575,366 shares, respectively ............             146                   146
Additional paid-in-capital ................................................          82,106                75,237
Unearned ESOP compensation ................................................          (2,363)               (2,678)
Retained earnings, substantially restricted ...............................         119,428               112,362
Accumulated other comprehensive income (loss) .............................          (7,289)                  381
Treasury stock at cost (4,442,470 and 5,003,874 shares, respectively) .....         (59,201)              (63,903)
                                                                               ------------          ------------
Total shareholders' equity ................................................         132,827               121,545
                                                                               ------------          ------------
Total liabilities and shareholders' equity ................................    $  2,413,618          $  1,864,176
                                                                               ============          ============


          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income

                                                               Nine Months Ended                 Three Months Ended
                                                                    June 30,                          June 30,
                                                           --------------------------       --------------------------
                                                             1999              1998            1999             1998
                                                           ---------        ---------       ---------        ---------
                                                                          (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
     Loans ..............................................  $  58,342        $  49,551       $  20,340        $  17,207
     Mortgage-backed and related securities .............     37,293           32,451          14,383           10,611
     Debt and equity securities .........................      6,562            2,754           3,038            1,174
     Federal funds sold and overnight deposits ..........        715              847             129              230
     Federal Home Loan Bank stock .......................      1,363            1,049             465              328
     Trading account securities .........................         19               57               3               19
                                                           ---------        ---------       ---------        ---------
Total interest and dividend income ......................    104,294           86,709          38,358           29,569
                                                           ---------        ---------       ---------        ---------
INTEREST EXPENSE:
     Deposits ...........................................     41,459           38,584          14,220           12,976
     Advances and other borrowings ......................     25,429           17,323          10,161            6,005
                                                           ---------        ---------       ---------        ---------
Total interest expense ..................................     66,888           55,907          24,381           18,981
                                                           ---------        ---------       ---------        ---------
Net interest income before provision for loan losses ....     37,406           30,802          13,977           10,588
Provision for loan losses ...............................      1,440            2,000             480              300
                                                           ---------        ---------       ---------        ---------
Net interest income .....................................     35,966           28,802          13,497           10,288
                                                           ---------        ---------       ---------        ---------
OTHER OPERATING INCOME, NET:
     Loan servicing and loan related fees ...............      1,385            1,564             481              450
     Depository fees and service charges ................      3,027            2,564           1,104              997
     Securities gains (losses) ..........................       (248)             956             124              464
     Gain on sales of loans .............................      2,544            3,238             420              894
     Insurance, annuity and brokerage commissions .......      1,299              917             594              386
     Gain (loss) on foreclosed properties ...............        (34)               2              (1)              23
     Income from affordable housing .....................      3,275            3,743           1,103            1,308
     Gain on sale of real estate held for sale ..........      1,225               --              --               --
     Other income .......................................        670            1,287             167              159
                                                           ---------        ---------       ---------        ---------
Total other operating income, net .......................     13,143           14,271           3,992            4,681
                                                           ---------        ---------       ---------        ---------
GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits .................     16,236           14,569           5,843            4,998
     Office building, including depreciation ............      3,199            2,348           1,017              818
     Furniture and equipment, including depreciation ....      3,256            2,357           1,146              840
     Federal deposit insurance premiums .................        533              479             185              163
     Affordable housing expenses ........................      3,277            4,009             932            1,288
     Other general and administrative expenses ..........      6,429            7,314           1,909            2,636
                                                           ---------        ---------       ---------        ---------
Total general and administrative expenses ...............     32,930           31,076          11,032           10,743
                                                           ---------        ---------       ---------        ---------
Income before income tax expense ........................     16,179           11,997           6,457            4,226
Income tax expense ......................................      4,265            1,062           1,978              672
                                                           ---------        ---------       ---------        ---------
Net income ..............................................  $  11,914        $  10,935       $   4,479        $   3,554
                                                           =========        =========       =========        =========
Basic earnings per share ................................  $    1.29        $    1.11       $    0.46        $    0.36
                                                           =========        =========       =========        =========
Diluted earnings per share ..............................  $    1.23        $    1.04       $    0.45        $    0.34
                                                           =========        =========       =========        =========

          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
              Consolidated Statements of Changes in Shareholders'
                        Equity and Comprehensive Income

                                                                                                                       Accumulated
                                                Shares of                                                                 Other
                                                 Common                      Additional     Unearned                  Comprehensive
                                                  Stock         Common        Paid-In         ESOP        Retained       Income/
                                               Outstanding       Stock        Capital    Compensation     Earnings        (Loss)
                                                ----------     ---------    ----------    ----------     -----------    ----------
                                                             (In thousands, except Shares of Common Stock Outstanding)
Nine months ended June 30, 1998
Balance at September 30, 1997-as
     previously reported .....................   5,226,998     $      73    $   73,541    $   (3,088)    $   101,469    $    1,046
2-for-1 stock split declared March 23, 1999 ..   5,226,998            73           (73)           --              --            --
                                                ----------     ---------    ----------    ----------     -----------    ----------
Balance at September 30, 1997 ................  10,453,996     $     146    $   73,468    $   (3,088)    $   101,469    $    1,046
Net income ...................................          --            --            --            --          10,935            --
Unrealized gain on securities available
     for sale ................................          --            --            --            --              --           351
Reclassification adjustment for gains
     realized in net income ..................          --            --            --            --              --          (956)
Incomes taxes ................................          --            --            --            --              --           252
Comprehensive income .........................

Cash dividend - $0.21 per share ..............          --            --            --                        (2,201)           --
Purchase of treasury stock ...................    (399,976)           --            --            --              --            --
Exercise of stock options, net ...............     167,346            --           296            --            (992)           --
Amortization of unearned compensation ........          --            --         1,209           307              --            --
                                                ----------     ---------    ----------    ----------     -----------    ----------
Balance at June 30, 1998 .....................  10,221,366     $     146    $   74,973    $   (2,781)    $   109,211    $      693
                                                ==========     =========    ==========    ==========     ===========    ==========

Nine months ended June 30, 1999
Balance at September 30, 1998-as
     previously reported .....................   4,787,683     $      73    $   75,310    $   (2,678)    $   112,362    $      381
2-for-1 stock split declared March 23, 1999 ..   4,787,683            73           (73)           --              --            --
                                                ----------     ---------    ----------    ----------     -----------    ----------
Balance at September 30, 1998 ................   9,575,366     $     146    $   75,237    $   (2,678)    $   112,362    $      381
Net income ...................................          --            --            --            --          11,914            --
Unrealized loss on securities available
     for sale ................................          --            --            --            --              --       (12,853)
Reclassification adjustment for losses
     realized in net income ..................          --            --            --            --              --           248
Incomes taxes ................................          --            --            --            --              --         4,935
Comprehensive income .........................

Cash dividend - $0.24 per share ..............          --            --            --            --          (2,351)           --
Shares of common stock issued for acquisition      734,564            --         5,556            --              --            --
Purchase of treasury stock ...................    (479,974)           --            --            --              --            --
Exercise of stock options, net ...............     306,814            --            88            --          (2,497)           --
Amortization of unearned compensation ........          --            --         1,225           315              --            --
                                                ----------     ---------    ----------    ----------     -----------    ----------
Balance at June 30, 1999 .....................  10,136,770     $     146    $   82,106    $   (2,363)    $   119,428    $   (7,289)
                                                ==========     =========    ==========    ==========     ===========    ==========


                                                  Treasury
                                                    Stock               Total
                                                -------------        -------------
Nine months ended June 30, 1998
Balance at September 30, 1997-as
     previously reported .....................  $     (44,511)       $     128,530
2-for-1 stock split declared March 23, 1999 ..             --                   --
                                                -------------        -------------
Balance at September 30, 1997 ................  $     (44,511)       $     128,530
Net income ...................................             --               10,935
Unrealized gain on securities available
     for sale ................................             --                  351
Reclassification adjustment for gains
     realized in net income ..................             --                 (956)
Incomes taxes ................................             --                  252
                                                                     -------------
Comprehensive income .........................                              10,582

Cash dividend - $0.21 per share ..............             --               (2,201)
Purchase of treasury stock ...................         (8,533)              (8,533)
Exercise of stock options, net ...............          1,768                1,072
Amortization of unearned compensation ........             --                1,516
                                                -------------        -------------
Balance at June 30, 1998 .....................  $     (51,276)       $     130,966
                                                =============        =============

Nine months ended June 30, 1999
Balance at September 30, 1998-as
     previously reported .....................  $     (63,903)       $     121,545
2-for-1 stock split declared March 23, 1999 ..             --                   --
                                                -------------        -------------
Balance at September 30, 1998 ................  $     (63,903)       $     121,545
Net income ...................................             --               11,914
Unrealized loss on securities available
     for sale ................................             --              (12,853)
Reclassification adjustment for losses
     realized in net income ..................             --                  248
Incomes taxes ................................             --                4,935
                                                -------------        -------------
Comprehensive income .........................                               4,244

Cash dividend - $0.24 per share ..............             --               (2,351)
Shares of common stock issued for acquisition           9,727               15,283
Purchase of treasury stock ...................         (8,988)              (8,988)
Exercise of stock options, net ...............          3,963                1,554
Amortization of unearned compensation ........             --                1,540
                                                -------------        -------------
Balance at June 30, 1999 .....................  $     (59,201)       $     132,827
                                                =============        =============


          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow


                                                                                         Nine months ended
                                                                                              June 30,
                                                                                      ------------------------
                                                                                         1999           1998
                                                                                      ---------      ---------
                                                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................................................  $  11,914      $  10,935
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ....................................................      1,440          2,000
      Depreciation, accretion and amortization .....................................      7,177          5,840
      Deferred income taxes ........................................................      1,905         (3,021)
      Securities (gains) losses ....................................................        248           (956)
      Originations of loans held for sale ..........................................   (174,095)      (158,916)
      Proceeds from sales of loans held for sale ...................................    180,117        160,385
      Stock-based compensation expense .............................................      1,540          1,516
      Gain on sale of real estate held for sale ....................................     (1,225)            --
      Other, net ...................................................................    (11,389)       (12,443)
                                                                                      ---------      ---------

Total adjustments ..................................................................      5,718         (5,595)
                                                                                      ---------      ---------

Net cash provided by operating activities ..........................................     17,632          5,340
                                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity ...................      1,004          2,012
    Proceeds from maturities of mortgage-backed and related securities .............      3,909          1,575
    Principal repayments on mortgage-backed and related securities
        held to maturity ...........................................................     14,302             --
    Purchases of mortgage-backed securities available for sale .....................   (579,780)      (388,209)
    Proceeds from sales of mortgage-backed securities available for sale ...........     42,169        187,304
    Principal repayments on mortgage-backed securities available for sale ..........    225,093        252,465
    Purchase of debt and equity securities available for sale ......................   (226,784)       (82,326)
    Proceeds from sales of debt and equity securities available for sale ...........     94,722         38,511
    Proceeds from maturities of debt and equity securities available for sale ......     35,269         12,587
    Net cash used for acquisitions .................................................     (4,286)            --
    Purchases of Federal Home Loan Bank stock ......................................    (15,849)        (3,350)
    Redemption of Federal Home Loan Bank stock .....................................      9,554          1,840
    Purchase of loans ..............................................................    (15,857)       (50,993)
    Increase in loans, net of loans held for sale ..................................   (123,660)       (45,568)
    Proceeds from sale of real estate held for sale ................................     21,997             --
    Increase in real estate held for investment ....................................       (375)        (1,649)
    Purchases of premises and equipment, net .......................................     (3,794)        (7,800)
                                                                                      ---------      ---------

Net cash used in investing activities ..............................................   (522,366)       (83,601)
                                                                                      ---------      ---------



          See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                  Consolidated Statements of Cash Flow, cont.


                                                                                         Nine months ended
                                                                                              June 30,
                                                                                   ----------------------------
                                                                                       1999             1998
                                                                                   -----------      -----------
                                                                                          (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits ...................................................       251,258           42,309
    Proceeds from advances and other borrowings ................................     1,392,615          427,066
    Repayments on advances and other borrowings ................................    (1,256,575)        (370,174)
    Increase in securities sold under agreements to repurchase .................       135,961               --
    Decrease in advances from borrowers for taxes and insurance ................        (2,343)          (3,621)
    Dividends paid .............................................................        (2,351)          (2,201)
    Stock option transactions ..................................................         1,554            1,072
    Purchase of treasury stock .................................................        (8,988)          (8,533)
                                                                                   -----------      -----------

Net cash provided by financing activities ......................................       511,131           85,918
                                                                                   -----------      -----------

Increase in cash and cash equivalents ..........................................         6,397            7,657

Cash and cash equivalents:
      Beginning of period ......................................................        30,746           42,858
                                                                                   -----------      -----------
      End of period ............................................................   $    37,143      $    50,515
                                                                                   ===========      ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest .................................................................   $    65,019      $    57,002
      Income taxes .............................................................         1,702            3,207

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Mortgage loans secured as mortgage-backed securities .....................   $     6,961      $    14,634
      Transfer from loans to foreclosed properties .............................           807              470
      Transfer of mortgage loans to mortgage loans held for sale ...............        39,214           50,928

      Acquisitions:
      Assets acquired ..........................................................   $    42,866      $        --

      Common stock issued for acquisition ......................................        15,283               --

      Cash paid for purchase of stock ..........................................       (10,132)              --
      Cash acquired ............................................................         5,846               --
                                                                                   -----------      -----------
           Net cash used for acquisitions ......................................        (4,286)              --
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

(2)      Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1999.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued




The contractual or notional amounts of off-balance sheet financial instruments are as follows:


                                                         Contractual or Notional Amount(s)
                                                              June 30,   September 30,
                                                                1999         1998
                                                              --------     --------
                                                                  (In thousands)
          Commitments to extend credit:
              Fixed-rate loans .............................  $  5,598     $ 10,637
              Variable-rate loans ..........................    24,747       19,647
          Mortgage loans sold with recourse ................    18,647       35,558
          Guarantees under IRB issues ......................    24,484       18,301
          Interest rate swap agreements (notional amount) ..   270,000      225,000
          Interest rate corridors (notional amount) ........        --       10,000
          Commitments to:
            Sell mortgage-backed securities ................        --       37,000
          Unused and open-ended lines of credit:
            Consumer .......................................   169,460      158,210
            Commercial .....................................    31,841       25,061
          Open option contracts written:
            Short-call options .............................     5,000        2,000

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of June 30, 1999 have interest rates ranging from 7.13% to 8.00%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

         Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily the Federal National Mortgage Association ("FNMA"), with the servicing of these loans being retained by the Company. The Company's exposure on loans sold with recourse is the same as if the loans remained in the Company's loan portfolio. The Company receives a larger servicing spread on those loans being serviced than it would if the loans had been sold without recourse.

         The Company has entered into agreements where, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential losses on the letters of credit are the notional amount of the guarantees, less the value of the real estate collateral. At June 30, 1999, appraised values of the real estate collateral exceeded the amount of the guarantees.

         Interest rate swap agreements generally involve the exchange of fixed and variable interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments, but does not expect any counterparty to fail to meet their obligations. The fixed pay-floating receive agreement was entered into as a hedge of the interest rates on the debt and equity securities portfolio. The fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate certificates. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing liabilities.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



         The agreements at June 30, 1999 consist of the following:

           Notional
            Amount                                         Maturity             Call              Fixed        Variable
            (000s)                   Type                    Date               Date              Rate           Rate
           --------       --------------------------         ----          --------------         -----          -----
           $ 10,000       Fixed Pay-Floating Receive         2001          not applicable         7.05%          6.09%
              5,000       Fixed Receive-Floating Pay         2003               1999              6.47%          5.07%
              5,000       Fixed Receive-Floating Pay         2003               1999              6.43%          5.10%
             15,000       Fixed Receive-Floating Pay         2003               1999              6.00%          4.82%
             15,000       Fixed Receive-Floating Pay         2005               1999              6.00%          4.91%
             15,000       Fixed Receive-Floating Pay         2005               1999              6.25%          5.08%
             15,000       Fixed Receive-Floating Pay         2005               1999              6.10%          4.83%
             15,000       Fixed Receive-Floating Pay         2007               1999              7.05%          4.83%
             10,000       Fixed Receive-Floating Pay         2007               1999              7.13%          4.83%
             15,000       Fixed Receive-Floating Pay         2007               1999              6.90%          4.82%
             10,000       Fixed Receive-Floating Pay         2008               1999              5.85%          5.03%
             15,000       Fixed Receive-Floating Pay         2008               1999              6.30%          4.86%
             15,000       Fixed Receive-Floating Pay         2009               1999              7.00%          5.14%
             10,000       Fixed Receive-Floating Pay         2004               2000              6.00%          5.04%
             10,000       Fixed Receive-Floating Pay         2004               2000              6.00%          4.76%
             10,000       Fixed Receive-Floating Pay         2004               2000              6.00%          4.94%
             10,000       Fixed Receive-Floating Pay         2006               2000              6.13%          4.89%
             10,000       Fixed Receive-Floating Pay         2009               2000              6.00%          4.90%
             10,000       Fixed Receive-Floating Pay         2009               2000              6.00%          4.86%
             10,000       Fixed Receive-Floating Pay         2009               2000              6.05%          4.81%
             10,000       Fixed Receive-Floating Pay         2009               2000              6.25%          4.84%
             10,000       Fixed Receive-Floating Pay         2009               2000              6.30%          4.83%
             15,000       Fixed Receive-Floating Pay         2009               2000              7.00%          5.08%
              5,000       Fixed Receive-Floating Pay         2009               2001              6.25%          5.01%

         The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items. At June 30, 1999, the gross unrealized gains and losses of $2.0 million and $4.1 million, respectively, equals the fair value loss of the interest rate swaps of $2.1 million.

         Commitments to purchase and sell mortgage-backed securities are contracts which represent notional amounts to purchase and sell mortgage-backed securities at a future date and specified price. Such commitments generally have fixed settlement dates.

         The unused and open consumer lines of credit are conditional commitments issued by the Company for extensions of credit such as home equity, auto, credit card, or other similar consumer-type financing. The unused and open commercial lines of credit are also conditional commitments issued by the Company for extensions of credit such as working capital, agricultural production, equipment or other similar commercial-type financing. The credit risk involved in extending these lines of credit is essentially the same as that involved in extending loan facilities to consumer and commercial customers. Collateral held for these commitments may include, but may not be limited to, real estate, investment securities, equipment, accounts receivable, inventory, and Company deposits.

         The open option contracts purchased and sold represent the notional amounts to buy or sell mortgage-backed securities or futures on U.S. treasury securities. The Company receives a premium/fee for sold put and call options which give the purchaser the right, but not the obligation, to buy or sell these securities or futures, respectively, within a specified time period for a contracted price. The Company pays a premium/fee for purchased put and call options which gives the Company the right, but not the obligation, to sell or buy these securities or futures, respectively, within a specified time period for a contracted price. The Company has been utilizing these options to manage the interest rate and market value risk relating to mortgage-backed securities ("MBS") that result from the MBS loan swap program, mortgage pipeline, and for the securities portfolios.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued


(4)      Securities

The Company's securities available for sale and held to maturity at June 30, 1999 were as follows:

                                                                        SECURITIES AVAILABLE FOR SALE
                                                     ------------------------------------------------------------------
                                                                          Gross             Gross           Estimated
                                                       Carrying        Unrealized         Unrealized          Market
                                                        Value             Gains             Losses            Value
                                                     ------------      ------------      ------------      ------------
                                                                               (In thousands)

DEBT AND EQUITY SECURITIES:
 U. S. Treasury obligations and obligations of
     U.S. Government Agencies ....................   $    216,240      $         57      $      4,368      $    211,929
 Corporate notes and bonds .......................          1,000                --                --             1,000
 Marketable equity securities ....................            385                --                --               385
                                                     ------------      ------------      ------------      ------------
TOTAL DEBT AND EQUITY SECURITIES .................   $    217,625      $         57      $      4,368      $    213,314
                                                     ============      ============      ============      ============

MORTGAGE-BACKED & RELATED SECURITIES:
 Participation certificates:
   FHLMC .........................................   $      1,167      $         --      $         10      $      1,157
   FNMA ..........................................         32,051                --               852            31,199
   Private issue .................................         81,006               508             1,469            80,045
 REMICs:
   FHLMC .........................................        167,246               186             2,054           165,378
   FNMA ..........................................         45,895                74               287            45,682
   GNMA ..........................................          2,381                 4                --             2,385
   Private issue .................................        624,811               805             4,620           620,996
 CMO residual ....................................             36                --                --                36
                                                     ------------      ------------      ------------      ------------
TOTAL MORTGAGE-BACKED AND RELATED
      SECURITIES .................................   $    954,593      $      1,577      $      9,292      $    946,878
                                                     ============      ============      ============      ============


                                                               SECURITIES HELD TO MATURITY
                                               --------------------------------------------------------------
                                                                   Gross           Gross           Estimated
                                                Carrying        Unrealized       Unrealized         Market
                                                  Value            Gains           Losses            Value
                                               -----------      -----------      -----------      -----------
                                                                       (In thousands)

DEBT SECURITIES:
 State and municipal obligations ............  $       810      $        27      $        --      $       837
                                               -----------      -----------      -----------      -----------
 TOTAL DEBT SECURITIES ......................  $       810      $        27      $        --      $       837
                                               ===========      ===========      ===========      ===========

MORTGAGE-BACKED & RELATED SECURITIES:
 REMICs:
   FNMA .....................................  $       485      $        --      $         2      $       483
   Private issue ............................       44,391               64              131           44,324
                                               -----------      -----------      -----------      -----------
 TOTAL MORTGAGE-BACKED AND RELATED
      SECURITIES ............................  $    44,876      $        64      $       133      $    44,807
                                               ===========      ===========      ===========      ===========

         During the nine month periods ended June 30, 1999 and 1998, gross proceeds from the sale of securities available for sale totaled approximately $136.9 million and $225.8 million, respectively. The gross realized gains on such sales totaled approximately $177,000 and $3.2 million for the nine month periods ended June 30, 1999 and 1998, respectively. The

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



         gross realized losses on such sales totaled approximately $506,000 and $2.1 million for the nine month periods ended June 30, 1999 and 1998, respectively.

         During the three month periods ended June 30, 1999 and 1998, gross proceeds from the sale of securities available for sale totaled approximately $32.8 million and $56.6 million, respectively. The gross realized gains on such sales totaled approximately $47,000 and $952,000 for the three month periods ended June 30, 1999 and 1998, respectively. The gross realized losses on such sales totaled approximately $8,000 and $185,000 for the three month periods ended June 30, 1999 and 1998, respectively.

         At June 30, 1999 and 1998, $499.8 million and $280.4 million, respectively, of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

(5)      Loans

         Loans receivable are summarized as follows:

                                                               June 30,         September 30,
                                                                 1999                1998
                                                             ------------        ------------
                                                                      (In thousands)

          First mortgage - one- to four-family ..........    $    241,751        $    254,047
          First mortgage - residential construction .....         100,591              71,092
          First mortgage - multi-family .................         147,558             105,380
          Commercial real estate ........................         252,145             170,562
          Home equity ...................................         147,360             142,993
          Commercial and agriculture ....................         110,602              93,927
          Consumer secured by real estate ...............          92,839              85,595
          Interim financing and consumer loans ..........          14,643              13,375
          Indirect auto .................................          43,877              32,173
          Education .....................................             477               2,529
                                                             ------------        ------------
              Total gross loans .........................       1,151,843             971,673
                                                             ------------        ------------
          Less:
              Loans in process ..........................         119,533              83,436

              Unearned insurance premiums ...............              67                 292
              Deferred loan and guarantee fees ..........             911                 848
              Purchased loan discount ...................             489                 571
              Allowance for loan losses .................           9,034               7,530
                                                             ------------        ------------
              Total deductions ..........................         130,034              92,677
                                                             ------------        ------------
          Total loans receivable ........................       1,021,809             878,996
          Less:  First mortgage loans held for sale .....          15,298              23,864
                                                             ------------        ------------
          Loans receivable, net .........................    $  1,006,511        $    855,132
                                                             ============        ============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued




(6)      Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:

                                                  Nine months ended                  Three months ended
                                                       June 30,                           June 30,
                                             ----------------------------        ----------------------------
                                                1999              1998             1999               1998
                                             ----------        ----------        ----------        ----------
                                                                       (In thousands)

          Beginning Balance ............     $    7,530        $    6,202        $    8,678        $    6,034
          Charge-offs:
            Real estate - mortgage .....            (40)             (175)              (40)             (175)
            Commercial real estate .....             --                --                --                --
            Commercial loans ...........            (11)              (12)               --               (12)
            Home equity loans ..........            (37)              (23)              (17)               --
            Consumer ...................           (192)             (638)              (79)             (224)
                                             ----------        ----------        ----------        ----------
          Total charge-offs ............           (280)             (848)             (136)             (411)
                                             ----------        ----------        ----------        ----------
          Recoveries:
            Real estate - mortgage .....             --                --                --                --
            Commercial real estate .....             --                --                --                --
            Commercial loans ...........             --                --                --                --
            Home equity loans ..........             16                --                --                --
            Consumer ...................             25                24                12                 7
                                             ----------        ----------        ----------        ----------
          Total recoveries .............             41                24                12                 7
                                             ----------        ----------        ----------        ----------
          Net charge-offs ..............           (239)             (824)             (124)             (404)
                                             ----------        ----------        ----------        ----------

          Acquired bank's allowance ....            303                --                --                --
          Provision ....................          1,440             2,000               480               300
                                             ----------        ----------        ----------        ----------
          Ending balance ...............     $    9,034        $    7,378        $    9,034        $    7,378
                                             ==========        ==========        ==========        ==========


          Total non-performing assets were $3.1 million, or 0.13% of total assets at June 30, 1999, compared with $2.9 million, or 0.16% of total assets at September 30, 1998. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered, but prior to the foreclosure sale, as well as property acquired as a result of foreclosure. Non-performing assets includes a single $820,000 commercial real estate loan on a shopping center.

          Non-performing assets are summarized as follows:

                                                           June 30,      September 30,
                                                            1999             1998
                                                         ----------       ----------
                                                                (In thousands)

          Non-performing loans ....................      $    2,523       $    2,861
          Foreclosed properties ...................             604               63
                                                         ----------       ----------
          Non-performing assets ...................      $    3,127       $    2,924
                                                         ==========       ==========

          Non-performing loans to gross loans .....            0.22%            0.29%

          Non-performing assets to total assets ...            0.13%            0.16%

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



         There are no material loans of which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

         Impaired loans totaled $886,000 at June 30, 1999 compared to $1.0 million at September 30, 1998. These loans had associated impairment reserves of $424,000 and $529,000 at June 30, 1999 and September 30, 1998, respectively. The average balance of impaired loans was $950,000 and $1.4 million at June 30, 1999 and September 30, 1998, respectively.

(7)      Earnings Per Share

         Basic earnings per share of common stock for the nine and three month periods ended June 30, 1999 and 1998, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the nine and three month periods ended June 30, 1999 and 1998, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at June 30, 1999 and September 30, 1998 have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding during the period, adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations. Total shares outstanding for earnings per share calculation purposes have been reduced by the Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released.

         The computation of earnings per common share is as follows:

                                                                     Nine months ended            Three months ended
                                                                          June 30,                      June 30,
                                                                ---------------------------   ---------------------------
                                                                    1999           1998           1999           1998
                                                                ------------   ------------   ------------   ------------

          Net income for the period ........................    $ 11,914,000   $ 10,935,000   $  4,479,000   $  3,554,000
                                                                ============   ============   ============   ============

          Common shares issued .............................      14,579,240     14,579,240     14,579,240     14,579,240
          Net Treasury shares ..............................       4,838,923      4,131,090      4,448,474      4,212,884
          Unallocated ESOP shares ..........................         492,725        575,354        471,872        555,394
                                                                ------------   ------------   ------------   ------------

          Weighted average common shares
              outstanding during the period ................       9,247,592      9,872,796      9,658,894      9,810,962
          Assumed incremental common stock issued upon
              exercise of stock options ....................         450,366        606,782        372,376        543,176
                                                                ------------   ------------   ------------   ------------
          Total weighted average common shares and
              equivalents outstanding ......................       9,697,958     10,479,578     10,031,270     10,354,138
                                                                ============   ============   ============   ============

          Basic earnings per share .........................    $       1.29   $       1.11   $       0.46   $       0.36
          Diluted earnings per share .......................    $       1.23   $       1.04   $       0.45   $       0.34

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



         The computation of book value per common share is as follows:

                                                                      June 30,           September 30,
                                                                       1999                  1998
                                                                   ------------          ------------

          Common shares outstanding at the end
             of the period ...................................        9,664,900             9,040,476
          Incremental shares relating to dilutive stock
             options outstanding at the end of the period ....          437,353               484,196
                                                                   ------------          ------------
                                                                     10,102,253             9,524,672
                                                                   ============          ============
          Total shareholders' equity at the end of
             the period ......................................     $132,827,000          $121,545,000

          Book value per common share ........................     $      13.15          $      12.76



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

         At June 30, 1999, 189,548 shares were reserved for future grants. Further information concerning the options is as follows:


                                                                         Nine months ended June 30,
                                                      ----------------------------------------------------------------
                                                                   1999                             1998
                                                      -------------------------------   ------------------------------
                                                                           Average                         Average
                                                                           Exercise                        Exercise
                                                         Options            Price          Options          Price
                                                      -------------     -------------   -------------    -------------

          Outstanding at beginning of period .....        1,163,620     $       10.76       1,313,132    $        9.69
          Granted ................................          785,264             18.66          73,334            19.19
          Canceled ...............................          (41,550)            17.25         (49,500)           14.50
          Exercised ..............................         (321,652)             5.50        (173,346)            5.14
                                                      -------------     -------------   -------------    -------------
          Outstanding at end of period ...........        1,585,682     $       15.57       1,163,620    $       10.76
                                                      =============     =============   =============    =============

          Options exercisable ....................          416,408     $5.00 - 19.38         587,534    $5.00 - 19.38
                                                      =============     =============   =============    =============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued


(9)      Income Taxes

         Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

                                                                             Nine months ended          Three months ended
                                                                                 June 30,                    June 30,
                                                                         ------------------------    ------------------------
                                                                            1999          1998          1999          1998
                                                                         ----------    ----------    ----------    ----------
                                                                                             (In thousands)

          Federal income tax expense at statutory rate of 35% ......     $    5,663    $    4,199    $    2,260    $    1,479
          State income taxes, net of Federal income tax benefit ....            437          (305)          204            83
          Tax exempt interest ......................................           (103)         (101)          (33)         (101)
          Non-deductible compensation ..............................            337           332           108           113
          Acquisition intangible amortization ......................            173           185            56            62
          Affordable housing credits ...............................         (2,316)       (3,117)         (662)       (1,069)
          Other, net ...............................................             74          (131)           45           106
                                                                         ----------    ----------    ----------    ----------
                                                                         $    4,265    $    1,062    $    1,978    $      673
                                                                         ==========    ==========    ==========    ==========

         The decrease in affordable housing credits for the nine and three month periods ended June 30, 1999 is due to the sale of 13 affordable housing properties which had been classified as real estate held for sale at September 30, 1998.

         Included in other assets is a deferred tax asset of $3.3 million and $3.6 million at June 30, 1999 and September 30, 1998.

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

         The excess of cost over the fair value of tangible assets acquired is accounted for as goodwill and is amortized over fifteen years using the straight-line method. The amount of goodwill recorded due to the acquisition was $2.9 million.

(11)     Future Accounting Pronouncements

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

         The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for years beginning after June 15, 2000, although earlier adoption is permitted. This standard establishes new rules for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value, although the timing of recognition in earnings will depend on the classification of the hedge

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued


         according to criteria established by SFAS 133. Changes in the fair value of derivatives that do not meet these criteria are required to be included in earnings in the period of the change. The Company will adopt this standard on October 1, 2000 and expects that it will not materially effect results of operations or financial position.

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

         The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" in June 1999. Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended, is now effective for all fiscal quarters beginning after June 15, 2000.

         Statement No. 133 generally requires that derivatives embedded in hybrid instruments be separated from their host contracts and be accounted for separately as derivative contracts. For instruments existing at the date of adoption, Statement No. 133 provides an entity the option of not applying this provision to such hybrid instruments entered into before January 1, 1998 and not substantially modified thereafter. Consistent with the deferral of the effective date for one year, Statement No. 137 provides an entity the option of not applying this provision to hybrid instruments entered into before January 1, 1998 or 1999 and not substantially modified thereafter.

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

The Company is in compliance with the Federal Financial Institution's Examination Council ("FFIEC") Year 2000 directives that have been published since 1996, which establish policy guidelines and time frames to guide Year 2000 compliance. All management activities and plans have incorporated the FFIEC guidelines published to date. In addition, the Company is examined for Year 2000 readiness on a periodic basis by its primary federal regulator.

The Company's Year 2000 compliance efforts have included completing an inventory of all products and services that may be affected by Year 2000 date related issues. Each item has been categorized as either mission critical, moderate or low priority depending on its importance to the operation of the Company's business activities. The remediation and testing of all critical, moderate and low priority systems is complete at this time. The Company is currently on schedule to complete Year 2000 compliance activities within its designated time frame. The project is being overseen by a steering committee composed of representatives from all areas of the Company and being directed by the Company's Information Services division.

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

In addressing the Year 2000 issue, the Company has also taken into consideration technology issues beyond its data processing activities. Non-data processing systems include equipment in use which is not defined as computer hardware or software. Such equipment could result in service or product breakdown if not Year 2000 compliant. As part of its Year 2000 plan, the Company has addressed such items as alarm systems, elevators, keyless entry systems, telephone and data systems and others. As of this time successful testing of all such systems have been completed.

The Year 2000 issue also may affect the Company's customers who may experience a disruption in business that could potentially result in financial difficulties and eventually result in an inability to repay their loans. The Company includes as part of its normal underwriting standards consideration of the Year 2000 credit risk. The assessment is made through personal contact and a questionnaire, which allows the Company to review a customer's Year 2000 awareness and compliance status. This process results in an overview of the customer's preparedness, but does not give absolute assurance that the customer will not have problems with

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued



Year 2000 issues. The potential impact of Year 2000 on the customer's ability to repay loans cannot be determined at this time, however, it has been considered as a factor in establishing the Company's loan loss allowance.

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

The Company presently believes that the compliance effort can and will be completed prior to the Year 2000.* However, if required product or service upgrades are not complete by that time, the Year 2000 issues could disrupt normal business operations.* Although not expected at this time, the most likely worst case scenario includes the Company being unable to process some or all of its transactions on a temporary basis.* Because of the nature of this scenario, the Company has established contingency plans for all mission critical services.* All contingency plans have been completed at this time. The contingency plans will be tested and modified, if necessary, throughout the remainder of 1999.* The Year 2000 contingency plan will be designed to ensure that mission critical core banking processes will continue if one or more supporting systems fail, and to allow for limited transaction processing until the Year 2000 problems are fixed.*


FINANCIAL CONDITION

The Company's total assets increased $549.4 million or 29.5% to $2.41 billion at June 30, 1999, from $1.86 billion at September 30, 1998, and included approximately $43 million from the acquisition of Reliance Bancshares in January 1999. The primary areas of growth were an increase of $312.9 million in mortgage-backed and related securities available for sale, a $104.3 million increase in investment securities available for sale and a $142.8 million increase in loans receivable, including loans held for sale. Funding the increase in assets were increases in deposits of $267.8 million and increases in borrowings of $272.0 million. The Company's ratio of shareholders' equity to total assets was 5.50% at June 30, 1999, compared to 6.52% at September 30, 1998. The Company's fully diluted book value per share was $13.15 at June 30, 1999, compared to $12.76 at September 30, 1998.

Loans receivable, including mortgage loans held for sale, increased $142.8 million to $1.02 billion at June 30, 1999 from $879.0 million at September 30, 1998. The Company has been actively growing its loan portfolio particularly in the areas of commercial real estate, single-family construction, multi-family, commercial and automobile lending. For the nine month period ended June 30, 1999, the Company originated approximately $638.5 million in loans, as compared to $479.3 million for the same period in the prior year. Of the $638.5 million in loans originated, $67.5 million were in commercial loans, $166.8 million were in consumer and interim financing loans and $404.2 million were in first mortgage loans.

Mortgage-backed and related securities, including securities available for sale, increased $294.7 million to $991.8 million at June 30, 1999, from $697.1 million at September 30, 1998. The growth in mortgage-backed securities was due primarily in response to the increase in the Company's total capital which occurred as a result of the completion of the Reliance Bancshares acquisition. The Company has been an active purchaser of adjustable rate mortgage-backed securities as well as short-term mortgage-related securities because of their lower level of interest rate risk and low credit risk in relation to the interest earned on such securities.

Debt and equity securities, including those available for sale, increased $103.2 million to $214.1 million at June 30, 1999 from $110.9 million at September 30, 1998. The growth in debt and equity securities was due primarily in response to the increase in the Company's total capital which occurred as a result of the completion of the Reliance Bancshares acquisition. Debt and equity securities are comprised primarily of U.S. Treasury and agency securities.

Deposits increased $267.8 million to $1.485 billion at June 30, 1999 from $1.217 billion at September 30, 1998. The increase in deposits was primarily due to increases of $226.5 million in certificates of deposit and $43.3 million in money market demand deposits. However, slight decreases in other types of deposit products have partially offset the increases. At June 30, 1999, the Company had approximately $422.8 million in brokered certificates of deposit compared with $214.9 million at September 30, 1998.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


Advances and other borrowings increased by $272.0 million to $776.7 million at June 30, 1999, from $504.7 million at September 30, 1998. The increase is primarily due to borrowings from the FHLB and reverse repurchase agreements. Wholesale funding sources are primarily utilized by the Company to fund its mortgage-backed and related securities and debt and equity securities portfolios. The increase in these borrowings for the current year is due to the increase that has occurred in the securities portfolio. Short term borrowings increased $47.9 million to $465.6 million at June 30, 1999, compared to $417.7 million at September 30, 1998. Long term borrowings increased $224.0 million to $311.0 million at June 30, 1999, compared to $87.0 million at September 30, 1998. At June 30, 1999, $155.0 million of the short term borrowings are callable FHLB advances with maturities from five to ten years and are callable by the FHLB after three to six months. At June 30, 1999, the Company had an additional borrowing capacity available of $102.9 million from the FHLB; however, additional securities and/or loans may have to be pledged as collateral in the event the Company utilizes its greater borrowing capacity.

At June 30, 1999, the Company had $270.0 million in interest rate swaps outstanding compared with $225.0 million at September 30, 1998. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed pay-floating receive swaps totaled $10.0 million at June 30, 1999 and were entered into as a hedge of the interest rates on the debt and equity securities portfolio. Fixed receive-floating pay swaps totaled $260.0 million at June 30, 1999 and were entered into to hedge interest rates on brokered deposits used to fund the purchase of floating rate securities. Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the nine month period ended June 30, 1999, the Company recorded a net reduction of interest expense of $1.9 million as a result of the Company's interest rate swap agreements.



RESULTS OF OPERATIONS

NET INCOME. Net income for the nine month period ended June 30, 1999 was $11.9 million, compared to $10.9 million for the nine month period ended June 30, 1998. Net income for the three month period ended June 30, 1999 was $4.5 million compared to $3.6 million for the three month period ended June 30, 1998. The increase for the nine month period was primarily the result of a $7.2 million increase in net interest income, partially offset by a $1.1 million decrease in other operating income, a $1.9 million increase in general and administrative expenses and a $3.2 million increase in income tax expense. The increase for the three month period was primarily the result of a $3.2 million increase in net interest income, partially offset by a $689,000 decrease in other operating income and a $1.3 million increase in income tax expense.

The following table shows the return on average assets and return on average equity ratios for each period:

                                                     Nine months ended                  Three months ended
                                                         June 30,                            June 30,
                                              -------------------------------     ------------------------------
                                                  1999              1998              1999             1998
                                              -------------     -------------     ------------     -------------

 Return on average assets..................       0.75%             0.88%            0.76%             0.83%

 Return on average equity..................      12.77%            11.07%           13.42%            10.78%


NET INTEREST INCOME. Net interest income before provision for loan losses increased $6.6 million or 21.4%, and $3.4 million or 32.1% for the nine and three month periods ended June 30, 1999, respectively, compared to the same periods in the prior year. The increase was due primarily to an increase of $473.8 million and $669.6 million in average earning assets for the nine and three month periods ended June 30, 1999, respectively. The net interest margin decreased to 2.50% for the nine month period ended June 30, 1999, compared with 2.70% in the prior year and decreased to 2.50% for the three month period ended June 30, 1999, compared with 2.69% in the prior year.

Total interest income increased $17.6 million or 20.3% to $104.3 million for the nine month period ended June 30, 1999, compared to $86.7 million for the nine month period ended June 30, 1998, and increased $8.8 million or 29.7% to $38.4 million for the three

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


month period ended June 30, 1999, compared to $29.6 million for the three month period ended June 30, 1998. The increase in interest income was primarily the result of increases in interest on loans and securities. The increase in interest on loans was primarily the result of an increase in the average balance of loans to $961.1 million from $779.8 million for the nine month period ended June 30, 1999 and 1998, respectively, partially offset by a decrease in the average yield on loans to 8.12% from 8.50% for the same period in the prior year. The increase in net interest income on loans for the three month period ended June 30, 1999 compared with the three month period ended June 30, 1998 was the result of an increase in the average balance of loans to $1.02 billion from $817.2 million, partially offset by decreases in the average yield on loans to 8.00% from 8.45% for the same period in the prior year. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize consumer, commercial and commercial real estate lending. However, such loans, while potentially resulting in higher yields for the Company, may result in a higher level of credit risk than conventional mortgage loans. The decrease in the average yield is primarily due to the lower interest rate environment in effect during the period. As loans repay, they are replaced in the Company's portfolio by new loans which generally have lower interest rates than the loans previously put in the portfolio. The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $827.4 million from $638.2 million for the nine month period ended June 30, 1999 and 1998, respectively, partially offset by decreases in the average yield on such securities to 6.03% from 6.80% for the same periods. The increase in interest income on mortgage-backed and related securities for the three month period ended June 30, 1999 compared with the three month period ended June 30, 1998 was due to an increase in the average balance of such securities to $962.4 million from $643.3 million, partially offset by decreases in the average yield on such securities to 5.99% from 6.62% for the same periods. The decrease in the average yield on securities is the result of the current interest rate environment. As new securities are added to the portfolio they have the effect of decreasing the overall yield of the portfolio. In addition, securities which are repaid generally have a higher yield than current production.

Total interest expense increased $11.0 million, or 19.6%, to $66.9 million for the nine month period ended June 30, 1999, compared to $55.9 million for the nine month period ended June 30, 1998. For the three month period ended June 30, 1998, total interest expense increased $5.4 million, or 28.5%, to $24.4 million compared to $19.0 million for the three month period ended June 30, 1998. The increase in interest expense was the result of increases in the average balances of deposits and advances and other borrowings, partially offset by decreases in the costs. The average balances of deposits were $1.24 billion and $1.33 billion for the nine and three month periods ended June 30, 1999, as compared to $1.04 billion and $1.07 billion for the same periods in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products and the use of brokers to sell certificates of deposit. The average cost of deposits decreased to 4.46% and 4.30% for the nine and three month periods ended June 30, 1999, respectively, from 4.96% and 4.88% for the same periods in the prior year. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. The average balance of advances and other borrowings were $679.0 million and $823.2 million for the nine and three month periods ended June 30, 1999, respectively, as compared to $412.6 million and $442.6 million for the same periods in the prior year. The average cost of advances and other borrowings decreased to 5.01% and 4.95% for the nine and three month periods ended June 30, 1999, respectively, from 5.61% and 5.44% for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances which have repriced to reflect the slight decrease in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the nine and three month periods ended June 30, 1999 and 1998, respectively. Tax-exempt investments are immaterial and the tax-equivalent method of presentation is not included in the schedule.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


                                                                      NINE MONTHS ENDED JUNE 30,
                                                  ----------------------------------------------------------------
                                                                1999                             1998
                                                  -------------------------------     ----------------------------
                                                                          AVERAGE                          AVERAGE
                                                    AVERAGE                YIELD/     AVERAGE               YIELD/
                                                    BALANCE    INTEREST     COST      BALANCE    INTEREST    COST
                                                  -----------  --------   -------     -------    --------  -------
                                                                          (In thousands)
 ASSETS
 Federal funds sold and overnight deposits....    $    18,803  $   715      5.08%   $    20,774   $  847     5.45%
 Trading account securities...................            346       19      7.34          1,110       57     6.87
 Debt and equity securities...................        161,420    6,562      5.44         63,053    2,754     5.84
 Mortgage-backed and related securities.......        827,410   37,293      6.03        638,191   32,451     6.80
 Loans:
   First mortgage.............................        568,688   33,800      7.95        455,120   27,944     8.21
   Home equity................................        142,178    8,730      8.21        129,328    8,736     9.03
   Consumer ..................................        145,183    9,293      8.56        114,608    7,642     8.92
   Commercial and agricultural................        105,033    6,519      8.30         80,785    5,229     8.65
                                                  -----------  -------              -----------   ------
       Total loans............................        961,082   58,342      8.12        779,841   49,551     8.50
 Federal Home Loan Bank stock.................         28,604    1,363      6.37         20,852    1,049     6.73
                                                  -----------  -------              -----------   ------
       Total earning assets...................      1,997,665  104,294      6.98      1,523,821   86,709     7.61
                                                               -------                            ------
 Valuation allowances.........................        (14,128)                           (7,490)
 Cash and due from banks......................         33,565                            29,270
 Other assets.................................        114,171                           116,389
                                                  -----------                       -----------
       Total assets...........................    $ 2,131,273                       $ 1,661,990
                                                  ===========                       ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts ..............................    $    71,532      629      1.18    $    63,371      648     1.37
   Money market demand accounts...............        346,485   10,921      4.21        272,975   10,067     4.93
   Passbook...................................        127,509    2,580      2.71        125,972    3,075     3.26
   Certificates of deposit....................        696,993   27,329      5.24        578,485   24,794     5.73
                                                  -----------  -------              -----------   ------
Total interest-bearing deposits...............      1,242,519   41,459      4.46      1,040,803   38,584     4.96
Advances and other borrowings.................        678,989   25,418      5.01        412,585   17,305     5.61
Advances from borrowers for taxes and
insurance.....................................          4,499       11      0.33          4,935       18     0.49
                                                  -----------  -------              -----------   ------
       Total interest-bearing liabilities           1,926,007   66,888      4.64      1,458,323   55,907     5.13
Non interest-bearing deposits.................         68,950                            58,111
Other liabilities.............................         11,548                            13,530
Shareholders' equity..........................        124,768                           132,026
                                                  -----------                       -----------
Total liabilities and shareholders' equity        $ 2,131,273                       $ 1,661,990
                                                  ===========                       ===========
Net interest income...........................                 $37,406                           $30,802
                                                               =======                           =======
Net yield on interest-earning assets..........                              2.50                             2.70
Interest rate spread..........................                              2.34                             2.48
Ratio of earning assets to
interest-bearing liabilities..................                            103.72                           104.49






                                                                       THREE MONTHS ENDED JUNE 30,
                                                     ------------------------------------------------------------------
                                                                 1999                                1998
                                                     -----------------------------     --------------------------------
                                                                          AVERAGE                               AVERAGE
                                                     AVERAGE               YIELD/      AVERAGE                   YIELD/
                                                     BALANCE   INTEREST     COST       BALANCE      INTEREST      COST
                                                     -------   --------   --------     -------      --------    -------
                                                                                (In thousands)
 ASSETS
 Federal funds sold and overnight deposits....     $    10,717  $    129     4.83%    $    17,094    $   230      5.40%
 Trading account securities...................             192         3     6.27           1,134         19      6.72
 Debt and equity securities...................         221,374     3,038     5.50          76,657      1,174      6.14
 Mortgage-backed and related securities.......         962,398    14,383     5.99         643,315     10,611      6.62
 Loans:
   First mortgage.............................         605,682    11,859     7.85         469,832      9,560      8.16
   Home equity................................         144,532     2,890     8.02         137,198      3,026      8.85
   Consumer ..................................         151,021     3,171     8.42         120,972      2,720      9.02
   Commercial and agricultural................         118,277     2,420     8.21          89,151      1,901      8.55
                                                   -----------  --------              -----------    -------
       Total loans............................       1,019,512    20,340     8.00         817,153     17,207      8.45
 Federal Home Loan Bank stock.................          31,660       465     5.89          20,870        328      6.30
                                                   -----------  --------              -----------    -------
       Total earning assets...................       2,245,853    38,358     6.85       1,576,223     29,569      7.52
                                                                --------              -----------
 Valuation allowances.........................         (16,626)                            (8,802)
 Cash and due from banks......................          33,985                             29,402
 Other assets.................................         107,761                            123,899
                                                   -----------                        -----------
       Total assets...........................     $ 2,370,973                        $ 1,720,722
                                                   ===========                        ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts ..............................     $    74,550       205     1.10     $    65,975        210      1.28
   Money market demand accounts...............         361,389     3,632     4.03         288,351      3,501      4.87
   Passbook...................................         124,823       723     2.32         135,480      1,115      3.30
   Certificates of deposit....................         766,981     9,660     5.05         577,777      8,150      5.66
                                                   -----------  --------              -----------    -------
Total interest-bearing deposits...............       1,327,743    14,220     4.30       1,067,583     12,976      4.88
Advances and other borrowings.................         823,241    10,159     4.95         442,621      5,999      5.44
Advances from borrowers for taxes and
insurance.....................................           4,701         2     0.17           4,763          6      0.51
                                                   -----------  --------              -----------    -------
       Total interest-bearing liabilities            2,155,685    24,381     4.54       1,514,967     18,981      5.03
Non interest-bearing deposits.................          70,656                             61,501
Other liabilities.............................          10,770                             12,058
Shareholders' equity..........................         133,862                            132,196
                                                   -----------                        -----------
Total liabilities and shareholders' equity         $ 2,370,973                        $ 1,720,722
                                                   ===========                        ===========
Net interest income...........................                  $ 13,977                             $10,588
                                                                ========                             =======
Net yield on interest-earning assets..........                               2.50                                 2.69
Interest rate spread..........................                               2.31                                 2.50
Ratio of earning assets to
interest-bearing liabilities..................                             104.18                               104.04

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:

                                                     Nine months ended                      Three months ended
                                                          June 30,                               June 30,
                                                -----------------------------         -----------------------------
                                                   1999               1998               1999               1998
                                                ----------         ----------         ----------         ----------
                                                                        (In thousands)

Beginning balance ...........................   $    7,530         $    6,202         $    8,678         $    7,482
Provision for loan losses ...................        1,440              2,000                480
                                                                                                                300
Recoveries ..................................           41                 24                 12                  7
Charge-offs .................................         (280)              (848)              (136)
                                                                                                               (411)
Acquired bank's allowance ...................          303                 --                 --                 --
                                                ----------         ----------         ----------         ----------
Ending balance ..............................   $    9,034         $    7,378         $    9,034         $    7,378
                                                ==========         ==========         ==========         ==========

Ratio of allowance for loan losses to
     gross loans receivable at the end
     of the period ..........................         0.78%              0.82%              0.78%              0.82%

Ratio of allowance for loan losses to
     total non-performing loans at the
     end of the period ......................       358.07%            243.10%            358.07%            243.10%

Ratio of net charge-offs to average
     gross loans (annualized) ...............         0.03%              0.14%              0.05%              0.20%


Management believes that the allowance for loan losses is adequate to provide for probable losses as of June 30, 1999, based upon its evaluation of loan delinquencies, non-performing loans, underlying collateral, charge-off trends, economic conditions and other factors. At June 30, 1999, the provision for loan losses was $1.4 million compared to $2.0 million for the same period in the prior year. The Company's loan portfolio is significantly more diversified than in previous years. The Company has and continues to expect to increase its consumer, commercial and commercial real estate loan portfolios which are generally presumed to have more risk than standard single-family mortgage loans.* Loan types other than single-family loans constitute a larger percentage of total loans than in previous years and the trend is expected to continue.* Charge-offs for the nine and three month periods ended June 30, 1999 were $280,000 and $136,000, respectively, compared to $848,000 and $411,000 for the nine and three month periods ended June 30, 1998. The lower provision for 1999 reflects the reduction in net charge-offs compared to 1998 as well as reduced non-performing loans at June 30, 1999 compared to the last fiscal year end. The Company believes that the allowance for loan losses is adequate to provide for anticipated probable losses based upon current known conditions.*

OTHER OPERATING INCOME. Other operating income decreased by $1.1 million and $689,000 for the nine and three month periods ended June 30, 1999, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                                                     Nine months ended                  Three months ended
                                                         June 30,                            June 30,
                                              -------------------------------     ------------------------------
                                                  1999              1998              1999             1998
                                              -------------     -------------     ------------     -------------
                                                                        (In thousands)

 Other operating income....................      $  13,143         $  14,271         $  3,992          $  4,681

 Percent of average assets (annualized)....           0.82%             1.15%            0.68%             1.09%

The decreases were due primarily to decreases in gains on sales of mortgage loans, gains on securities, income from the Company's affordable housing subsidiary and other income, partially offset by a gain on the sale of real estate held for sale. Gains on the sale of mortgage loans decreased to $2.5 million and $420,000 for the nine and three month periods ended June 30, 1999, respectively, compared to gains of $3.2 million and $894,000 for the same periods in the prior year. The level of gains on loans is highly

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


dependent on the interest rate environment and resulting level of origination of mortgage loans. The recent increase in interest rates on mortgage loans has resulted in a lower level of loan originations and also in a higher proportion of adjustable rate mortgage loans which the Company retains in its own portfolio. During such periods, the Company generally realizes less gains on the sale of loans than during periods of falling interest rates. During the nine month period ended June 30, 1999, the Company realized losses on the sale of securities of $248,000 compared with gains of $956,000 for the nine month period ended June 30, 1998. During the three month period ended June 30, 1999, the Company realized gains on the sale of securities of $124,000 compared with gains of $464,000 for the three month period ended June 30, 1998. The Company does not consider gains on the sale of securities as a predictable source of earnings, as such sales are based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a different combination of interest income, interest rate risk or credit risk than the security sold. The prior year's nine month period included the refund of state income taxes related to an earlier year's tax audit. The interest portion of the refund ($795,000) was included in other operating income while the portion that was a refund of previous taxes paid ($780,000) was a reduction in income tax expense. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) decreased to $3.3 million and $1.1 million for the nine and three month periods ended June 30, 1999, compared with $3.7 million and $1.3 million for the same periods in the prior year. During the nine month period ended June 30, 1999, the Company realized gains of $1.2 million on the sale of 13 affordable housing properties which had been classified as real estate held for sale at September 30, 1998. The Company currently has 12 properties in operation compared to 25 in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.9 million or 6.0%, and $289,000 or 2.7% for the nine and three month periods ended June 30, 1999, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                                                     Nine months ended                  Three months ended
                                                         June 30,                            June 30,
                                              -------------------------------     ------------------------------
                                                  1999              1998              1999             1998
                                              -------------     -------------     ------------     -------------
                                                                        (In thousands)

 General and administrative expenses.......      $  32,930         $  31,076         $ 11,032          $ 10,743

 Percent of average assets (annualized)....           2.07%             2.50%            1.87%             2.50%


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

INCOME TAX EXPENSE. Income tax expense increased to $4.3 million and $2.0 million for the nine and three month periods ended June 30, 1999, compared to the same period in the prior year. The effective tax rate for the nine and three month periods ended June 30, 1999 was 26.36% and 30.63%, respectively, compared with 8.85% and 15.90% for the nine and three month periods ended June 30, 1998. The increase in the effective tax rate is due to the aforementioned refund of state income taxes of $780,000 included in the prior year's nine month period, and the decrease in tax credits earned by the Company's affordable housing subsidiary due to the sale of 13 of the properties in the current year's nine and three month periods. Income tax credits decreased to $2.3 million and $662,000 for the nine and three month periods ended June 30, 1999, respectively, compared to $3.1 and $1.1 million for the nine and three month periods ended June 30, 1998.

ASSET QUALITY

Total non-performing assets were $3.1 million, or 0.13% of total assets at June 30, 1999, compared with $2.9 million, or 0.16% of total assets at September 30, 1998. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure. Non-performing assets include a single $820,000 commercial real estate loan secured by a first mortgage on a strip shopping center.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued


Non-performing assets are summarized as follows:

                                                           June 30,         September 30,
                                                             1999               1998
                                                       -----------------  -----------------
                                                                  (In thousands)

 Non-performing loans..............................    $           2,523  $           2,861
 Foreclosed properties.............................                  604
                                                                                         63
                                                       -----------------  -----------------
 Non-performing assets.............................    $           3,127  $           2,924
                                                       =================  =================

 Non-performing loans to gross loans...............                 0.22%              0.29%

 Non-performing assets to total assets.............                 0.13%              0.16%

There are no material loans of which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

Impaired loans totaled $886,000 at June 30, 1999 compared to $1.0 million at September 30, 1998. These loans had associated impairment reserves of $424,000 and $529,000 at June 30, 1999 and September 30, 1998, respectively. The average balance of impaired loans was $950,000 and $1.4 million at June 30, 1999 and September 30, 1998, respectively. Interest income on impaired loans for the nine month period ended June 30, 1999 was $48,000, compared to $63,000 at September 30, 1998. Interest income on impaired loans is recognized only to the extent that payments are expected to exceed the amount of principal due on the loans.


ASSET/LIABILITY MANAGEMENT

Asset and liability management is an ongoing process of managing asset and liability maturities to control the interest rate risk of the Company. Management controls this risk through pricing of assets and liabilities and maintaining specific levels of maturities.

At June 30, 1999, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 12.01% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of June 30, 1999 was a negative 6.51% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income.* Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.*

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued



The following table  summarizes the Company's gap position as of June 30, 1999.

                                                                          More than      More than
                                               Within         Four to      One Year        Three
                                                Three         Twelve       to Three       Years to      Over Five
                                               Months         Months         Years       Five Years        Years         Total
                                             -----------    -----------   -----------    -----------    -----------   -----------
                                                                          (In thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Fixed ..............................   $    55,077    $    42,528   $    53,080    $    32,142    $    64,236   $   247,063
      Variable ...........................       159,634         72,721        85,240        123,396         20,412       461,403
 Consumer loans (2) ......................       165,111         56,172        40,124         19,291         17,347       298,045
 Mortgage-backed and related securities ..         6,374         15,134        19,821          3,547             --        44,876
 Assets available for sale:
      Mortgage loans .....................        15,298             --            --             --             --        15,298
      Fixed rate mortgagE related ........        92,747        138,238       219,481        137,401             --       587,867
      Variable rate mortgage related .....       263,924         95,087            --             --             --       359,011
      Other ..............................        52,243          2,501        50,783         77,787         30,000       213,314
 Investment securities and other assets ..        39,537             --            --            810             --        40,347
                                             -----------    -----------   -----------    -----------    -----------   -----------
      Total ..............................   $   849,945    $   422,381   $   468,529    $   394,374    $   131,995   $ 2,267,224
                                             ===========    ===========   ===========    ===========    ===========   ===========

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts .......................   $     6,443   $     19,328   $    26,464    $    10,504    $     6,912   $    69,651
      Passbook savings accounts ..........         3,784         11,351        22,988         15,837         35,068        89,028
      Money market deposit accounts ......        89,049        274,293        24,801          6,200          2,067       396,410
      Certificates of deposit ............       366,474        425,083        46,204         20,926            103       858,790
 Borrowings (4) ..........................       341,326             --       240,352        170,000         25,000       776,678
 Impact of interest rate swap ............       280,000       (255,000)      (25,000)            --             --            --
                                             -----------    -----------   -----------    -----------    -----------   -----------
      Total ..............................   $ 1,087,076    $   475,056   $   335,809    $   223,467    $    69,150   $ 2,190,557
                                             ===========    ===========   ===========    ===========    ===========   ===========

 Excess (deficiency) of
 interest-earning
 assets over interest-bearing ............   $  (237,131)   $   (52,675)  $   132,720    $   170,907    $    62,845   $    76,667
                                             ===========    ===========   ===========    ===========    ===========   ===========

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-
 bearing liabilities .....................   $  (237,131)   $  (289,805)  $  (157,085)   $    13,822    $    76,667
                                             ===========    ===========   ===========    ===========    ===========

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities as a
 percent of total assets .................         (9.82%)       (12.01%)       (6.51%)         0.57%          3.18%
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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $130.0 million at June 30, 1999.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all of the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $440.6 million or 18.3% of total assets.

(4) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2: Management's Discussion and Analysis, continued



Assumptions regarding withdrawals and prepayments are based on historical experience, and management believes such assumptions are reasonable, although actual withdrawals and repayments of assets and liabilities may vary substantially. Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on other types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans and mortgage-backed and related securities, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of an actual change in interest rates, actual prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the data in the table.


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $37.1 million and $30.7 million as of June 30, 1999 and September 30, 1998, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At June 30, 1999, the Company had an additional borrowing capacity available of $102.9 million from the FHLB; however, additional securities and/or loans may have to be pledged as collateral in the event the Company utilizes its greater borrowing capacity.

Under federal and state laws and regulations, the Company and the Bank are required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of shareholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.

The Bank is required to follow the Office of Thrift Supervision's ("OTS") capital regulations which require savings institutions to meet two capital standards: (i) "tier 1 core capital" in an amount not less than 4% of adjusted total assets and (ii) "risk-based capital" of at least 8% of risk-weighted assets.

The following table summarizes the Bank's capital ratios at the dates indicated:

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                For Capital           Prompt Corrective
                                          Actual             Adequacy Purposes        Action Provisions
                                   ----------------------  -----------------------  ----------------------
                                    Amount      Ratio         Amount       Ratio      Amount      Ratio
                                   ---------  -----------  ------------  ---------  -----------  ---------
                                                             (In thousands)

As of June 30, 1999:

Tangible capital..............       143,222       5.95%    >  96,350     > 4.0%    > 120,437   >  5.0%
                                                            =             =         =           =
Core capital .................       143,222       5.95%    >  96,350     > 4.0%    > 120,437   >  5.0%
                                                            =             =         =           =
Tier 1 risk-based capital.....       143,222      10.36%    >  55,292     > 4.0%    >  82,939   >  6.0%
                                                            =             =         =           =
Risk-based capital............       152,255      11.01%    > 110,585     > 8.0%    > 138,231   > 10.0%
                                                            =             =         =           =

As of September 30, 1998:

Tangible capital..............       119,843       6.48%    >  73,966     > 4.0%    >  92,458   >  5.0%
                                                            =             =         =           =
Core capital .................       119,843       6.48%    >  73,966     > 4.0%    >  92,458   >  5.0%
                                                            =             =         =           =
Tier 1 risk-based capital.....       119,843      10.23%    >  46,846     > 4.0%    >  70,270   >  6.0%
                                                            =             =         =           =
Risk-based capital............       127,373      10.88%    >  93,693     > 8.0%    > 117,116   > 10.0%
                                                            =             =         =           =

The capital of the Company and the Bank exceed all regulatory capital requirements.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Item 3: Quantitative and Qualitative Disclosures About Market Risk

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999.

                                                 More than             More than            More than
                             Within               One Year             Two Years           Three Years
                            One Year            to Two Years         to Three Years       To Four Years
                        ------------------     ----------------     ----------------     ----------------
Interest earning assets                                   (In millions)

Mortgage and
 commercial loans:
    Fixed rate          $   80.6     7.92%     $ 52.8     7.86%     $ 15.3     7.88%     $ 21.9     7.88%
    Adjustable rate        119.7     7.90%       63.6     7.89%       40.9     7.80%       50.0     7.75%

Consumer loans:
    Fixed rate              13.1     8.30%       20.9     8.47%       13.5     8.52%       14.8     8.52%
    Adjustable rate         30.7     8.03%       22.3     8.03%       50.9     8.03%       26.8     8.03%

Mortgage-backed
  securities:
    Fixed rate             252.5     6.14%      119.6     6.44%      119.6     6.46%       72.2     6.60%
    Adjustable rate         71.8     5.75%       53.9     5.75%       50.3     5.75%       43.1     5.75%

Debt and equity
  securities                54.7     4.76%       25.4     5.72%       25.4     5.72%       38.9     6.10%

Other                       39.5     4.51%         --       --          --       --          --       --

Total interest
                        --------               ------               ------               ------
  earning assets        $  662.6     6.55%     $358.5     6.97%     $315.9     6.87%     $267.7     6.96%
                        ========               ======               ======               ======

Interest bearing
liabilities

Deposits:
    NOW accounts        $   25.8     1.00%     $ 13.2     1.00%     $ 13.2     1.00%     $  5.3     1.00%
    Passbooks               15.1     1.89%       11.5     1.89%       11.5     1.89%        7.9     1.89%
    Money market           363.3     4.31%       12.4     4.31%       12.4     4.31%        3.1     4.31%
    Certificates           772.9     5.10%       68.6     5.23%        6.5     5.41%        5.2     5.88%

Borrowings
    Fixed rate             394.7     4.83%      165.1     4.73%       55.0     4.83%         --       --
    Adjustable rate        131.9     5.15%       30.0     5.13%         --       --          --       --

Total interest
                        --------               ------               ------               ------
  bearing liabilities   $1,703.7     4.78%     $300.8     4.59%     $ 98.6     3.95%     $ 21.5     2.98%
                        ========               ======               ======               ======




                               More than                                                       Fair
                               Four Years              Over                                    Market
                             to Five Years          Five Years               Total             Value
                            ----------------     ----------------     ------------------     ---------
Interest earning assets                                   (In millions)

Mortgage and
 commercial loans:
    Fixed rate              $ 22.2     7.85%     $ 54.3     8.00%     $  247.1     7.91%     $  248.3
    Adjustable rate           59.1     7.64%      143.4     7.84%        476.7     7.82%        489.6

Consumer loans:
    Fixed rate                18.9     8.52%       70.3     9.07%        151.5     8.75%        153.4
    Adjustable rate           15.9     8.03%         --       --         146.6     8.03%        147.7

Mortgage-backed
  securities:
    Fixed rate                68.7     6.60%         --       --         632.6     6.21%        627.0
    Adjustable rate           39.5     5.75%      100.5     5.75%        359.1     5.75%        356.9

Debt and equity
  securities                  38.9     6.25%       30.0     6.30%        213.3     5.72%        209.6

Other                           --       --         0.8     5.15%         40.3     4.52%         47.2

Total interest
                            ------               ------               --------               --------
  earning assets            $263.2     6.98%     $399.3     7.43%     $2,267.2     6.92%     $2,279.7
                            ======               ======               ========               ========

Interest bearing
liabilities

Deposits:
    NOW accounts            $  5.3     1.00%     $  6.9     1.00%     $   69.7     1.00%     $   69.7
    Passbooks                  7.9     1.89%       35.1     1.89%         89.0     1.89%         89.0
    Money market               3.1     4.31%        2.1     4.31%        396.4     4.31%        396.4
    Certificates               5.6     5.91%         --       --         858.8     5.12%        859.4

Borrowings
    Fixed rate                  --       --          --       --         614.8     4.80%        602.6
    Adjustable rate             --       --          --       --         161.9     5.15%        161.9

Total interest
                            ------               ------               --------               --------
  bearing liabilities       $ 21.9     3.05%     $ 44.1     1.87%     $2,190.6     4.62%     $2,179.0
                            ======               ======               ========               ========

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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              On July 20, 1999, the Company announced the declaration of a dividend of $0.08 per share on the Company's common stock for the quarter ended June 30, 1999. The dividend is payable on August 20, 1999 to shareholders of record as of August 10, 1999. This will be the sixteenth consecutive cash dividend payment since the Company became a publicly-held company in June 1993.

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


         ST. FRANCIS CAPITAL CORPORATION




Dated:   August 12, 1999            By:   /s/ Jon D. Sorenson
       -----------------                ---------------------------------------
                                          Jon D. Sorenson
                                          Chief Financial Officer

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ST. FRANCIS CAPITAL CORPORATION





Dated:                               By:
       -----------------                ---------------------------------------
                                          Jon D. Sorenson
                                          Chief Financial Officer