Form 10-K405
period 1999-09-30
ST FRANCIS CAPITAL CORP
filed 1999-12-20
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                         Commission File Number 0-21298

                         ST. FRANCIS CAPITAL CORPORATION
             -----------------------------------------------------
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

                                 (262) 787-8700
                                 --------------
              (Registrant's telephone number, including area code)

               SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                     Common Stock, par value $0.01 per share
                         Preferred Stock Purchase Rights
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    (1) Yes [ X ] No [ ] (2) Yes [ X ] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     As of November 30, 1999, there were issued and outstanding 10,164,357 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of November 30, 1999, was $164.6 million. Soley for the purposes of this calculation, all executive officers and directors of the Registrant are assumed to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of Form 10-K - Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                           FORM 10-K TABLE OF CONTENTS



                                                                                                        Page
                                                                                                        ----
PART I

         ITEM 1   -   BUSINESS........................................................................    3

         ITEM 2   -   PROPERTIES......................................................................   33

         ITEM 3   -   LEGAL PROCEEDINGS...............................................................   33

         ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   33

PART II

         ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                      STOCKHOLDER MATTERS.............................................................   34

         ITEM 6   -   SELECTED FINANCIAL DATA.........................................................   35

         ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS...........................................................   37

         ITEM 7A -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    54

         ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................   55

         ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE............................................................   91

PART III

         ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................   92

         ITEM 11  -   EXECUTIVE COMPENSATION..........................................................   92

         ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................   92

         ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................   92

PART IV

         ITEM 14  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................   92

         SIGNATURES ..................................................................................   95

                                     PART I

FORWARD-LOOKING STATEMENTS

This Report contains certain forward looking statements with respect to the financial condition, results of operation and business of St. Francis Capital Corporation (the "Company"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.


ITEM 1.  BUSINESS

GENERAL

The Company is a holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiary, St. Francis Bank, F.S.B. (the "Bank"), a federally-chartered stock savings bank. In November 1994, the Company completed the acquisition of the stock of Valley Bank East Central in Kewaskum, Wisconsin as well as the deposits and certain assets of the Hartford, Wisconsin branch of Valley Bank Milwaukee. The acquired bank offices were combined as a commercial state-chartered bank named Bank Wisconsin ("Bank Wisconsin"). In February 1997, the Company acquired Kilbourn State Bank in Milwaukee, Wisconsin and merged it into Bank Wisconsin. In September 1997, Bank Wisconsin was merged into the Bank. In January 1999, the Company acquired Reliance Bancshares, Inc. in Milwaukee, Wisconsin and merged it into the Bank after the acquisition was completed.

The Bank is headquartered in Milwaukee, Wisconsin and serves southeastern Wisconsin with a network of 22 full-service, two limited service and four loan production offices.

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, primarily to originate mortgage, consumer and other loans within its primary market areas, and to invest in mortgage-backed and related securities. Primary areas of lending include single-family and multi-family residential mortgages, home equity lines of credit, second mortgages, commercial real estate and commercial loans. The Company also purchases single-family mortgage loans, either by directly purchasing individual loans from other local mortgage lenders or by purchasing pools of single-family mortgage loans originated by other non-local lenders and secured by properties located outside the State of Wisconsin. The Company also invests a significant portion of its assets in mortgage-backed and related securities, and to a lesser extent, invests in debt and equity securities, including U.S. Government and federal agency securities, short-term liquid assets and other marketable securities. The Company also invests in affordable housing projects throughout the State of Wisconsin. The Company's revenues are derived principally from interest on its loan portfolio, interest on mortgage-backed and related securities, and interest and dividends on its debt and equity securities. The affordable housing projects do not provide a significant source of income before taxes, but rather provide income in the form of income tax credits which reduce the Company's income tax liability. The Company's principal sources of funds are from deposits, including brokered deposits, repayments on loans and mortgage-backed and related securities, and advances from the Federal Home Loan Bank - Chicago ("FHLB").

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

The Company has significant competition in its mortgage, consumer and commercial lending business, as well as in attracting deposits. The Company's competition for loans is principally from other thrift institutions, savings banks, mortgage banking companies, insurance companies and commercial banks. The Company's competition for deposits comes from other thrifts, savings banks, commercial banks and credit unions. The Company has additional competition for funds from other financial service companies, such as brokerage firms and insurance companies.

LENDING ACTIVITIES

GENERAL
The Company's largest component of the gross loan portfolio, which totaled $1.2 billion at September 30, 1999, was first mortgage loans secured by owner-occupied one- to four-family residences. At September 30, 1999, one- to four-family mortgage loans totaled $294.4 million or 23.8% of gross loans. Of the total one- to four-family mortgage loans, $271.5 million or 92.2% were adjustable rate mortgage loans ("ARMs"). Of the remaining loans held at September 30, 1999, 12.0% were in consumer loans, 12.6% were home equity loans, 13.0% were in multi-family mortgage loans, 20.3% were in commercial real estate, 10.0% were in commercial and agricultural and 8.3% were in residential construction. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans or fixed rate loans which have shorter maturities for its own loan portfolio. The Company also originates longer-term fixed rate mortgage loans, many of which are sold in the secondary market.

The Company has been actively growing its loan portfolio, which in addition to its traditional one- to four-family lending, includes consumer, commercial, multi-family and commercial real estate lending. The Company has been diversifying its loan portfolio through lending efforts in all of the above categories. Areas of lending other than one- to four-family lending generally have higher levels of credit risk and higher yields. The Company may purchase loans in the above categories in addition to originating the loans on its own. Purchased loans involve different types of underwriting than loans originated directly by the Company and as such represent a different level of risk.

Levels of originations of various lending categories may vary from year-to-year and result from differing levels of interest rates, market demand for loans and emphasis by the Company on various types of loans. The Company adjusts its lending emphasis occasionally in accordance with its view of the relative returns and risks available from time to time in each category of lending. Although there is likely to be activity in all areas in which the Company makes loans in any given year, the amount may vary given changes in the above factors.

COMPOSITION OF LOAN PORTFOLIO
The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                  September 30,
                                         ----------------------------------------------------------------
                                               1999                  1998                  1997
                                         ---------------------- -------------------- ---------------------
                                                      Percent              Percent               Percent
                                           Amount     Of Total   Amount    Of Total    Amount    Of Total
                                         -----------  --------- ---------  --------- ----------- ---------
                                                                 (In thousands)
 Mortgage loans:
     One- to four-family................  $ 294,438    23.8%     $254,047    26.1%     $240,522    30.7%
     Residential construction...........    103,100     8.3%       71,092     7.3%       46,340     5.9%
     Multi-family.......................    160,593    13.0%      105,380    10.8%      101,289    12.9%
     Commercial real estate.............    251,914    20.3%      170,562    17.6%       87,950    11.2%
     Home equity........................    156,695    12.6%      142,993    14.7%      115,293    14.7%
                                         ----------   -----      --------   -----      --------   -----
                                            966,740    78.0%      744,074    76.5%      591,394    75.4%
 Consumer loans:
     Interim financing and installment..    148,034    11.9%      131,143    13.5%      120,305    15.3%
     Education..........................        984     0.1%        2,529     0.3%          948     0.1%
                                         ----------   -----      --------   -----      --------   -----
                                            149,018    12.0%      133,672    13.8%      121,253    15.4%
                                         ----------   -----      --------   -----      --------   -----
 Commercial and agriculture                 123,899    10.0%       93,927     9.7%       72,144     9.2%
                                         ----------   -----      --------   -----      --------   -----
       Gross loans receivable...........  1,239,657   100.0%      971,673   100.0%      784,791   100.0%
                                                      =====                 =====                 =====
 Less:
     Mortgage loans held for sale.......      8,620                23,864                24,630
     Loans in process...................    106,960                83,436                38,200
     Unearned discounts and
       deferred loan fees...............      1,351                 1,419                 2,332
     Allowance for loan losses..........      9,356                 7,530                 6,202
     Other..............................        (21)                  292                   552
                                         ----------              --------              --------
 Loans receivable, net.................. $1,113,391              $855,132              $712,875
                                         ==========              ========              ========

                                                      September 30,
                                         --------------------------------------------
                                               1996                   1995
                                         ---------------------- ---------------------
                                                      Percent               Percent
                                           Amount     Of Total    Amount    Of Total
                                         -----------  --------- ----------- ---------
                                                        (In thousands)
 Mortgage loans:
     One- to four-family................. $ 270,614     40.5%     $ 209,140    39.3%
     Residential construction............    32,249      4.8%        25,277     4.8%
     Multi-family........................   103,262     15.4%        93,756    17.6%
     Commercial real estate..............    46,391      6.9%        28,277     5.3%
     Home equity.........................    90,579     13.5%        80,159    15.1%
                                          ---------    -----     -----------  -----
                                            543,095     81.1%       436,609    82.1%

 Consumer loans:
     Interim financing and installment...    88,236     13.2%        69,038    13.0%
     Education...........................    12,142      1.8%        12,833     2.4%
                                          ---------    -----      ---------   -----
                                            100,378     15.0%        81,871    15.4%
                                           ---------    -----      ---------   -----
 Commercial and agriculture                  25,177      3.9%        13,608     2.5%
                                           ---------    -----      ---------   -----
       Gross loans receivable............   668,650    100.0%       532,088   100.0%
                                                       =====                  =====

 Less:
     Mortgage loans held for sale........    20,582                   1,138
     Loans in process....................    29,631                  10,903
     Unearned discounts and
       deferred loan fees................     1,874                   2,081
     Allowance for loan losses...........     5,217                   4,076
     Other...............................       647                     582
                                          ---------               ---------
 Loans receivable, net................... $ 610,699               $ 513,308
                                          =========               =========

The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the years indicated. Mortgage loans held for sale are included in the totals.

                                                                          Year Ended September 30,
                                                               -----------------------------------------------
                                                                  1999              1998             1997
                                                               ------------     -------------     ------------
                                                                               (In thousands)
Mortgage loans (gross):
At beginning of period.......................................    $ 744,074         $ 591,394        $ 543,095
    Mortgage loans originated:
      One- to four-family....................................      201,715           165,829          104,009
      Residential construction...............................      132,675            90,911           59,566
      Multi-family...........................................       58,605            39,808           22,959
      Commercial real estate.................................      129,233           103,363           36,643
      Home equity............................................      113,838           105,938           86,995
                                                                 ---------         ---------        ---------
        Total mortgage loans originated......................      636,066           505,849          310,172
    Mortgage loans purchased:
      One- to four-family....................................       57,106            65,446           21,480
      Multi-family...........................................        3,617                 -                -
      Commercial real estate.................................       15,349             2,000            3,220
                                                                 ---------         ---------        ---------
        Total mortgage loans purchased.......................       76,072            67,446           24,700
                                                                 ---------         ---------        ---------

        Total mortgage loans originated and purchased........      712,138           573,295          334,872
      Transfer of mortgage loans to foreclosed properties....         (883)             (560)            (496)
      Transfer from commercial loans.........................        2,627                 -                -
      Principal repayments...................................     (290,887)         (209,647)        (169,235)
    Sales of mortgage loans:
      Exchanged for mortgage-backed securities...............       (9,461)          (19,373)         (57,337)
      Cash sales.............................................     (190,868)         (191,035)         (59,505)
                                                                 ---------         ---------        ---------
        Total sales of loans.................................     (200,329)         (210,408)        (116,842)
                                                                 ---------         ---------        ---------
At end of period.............................................    $ 966,740         $ 744,074        $ 591,394
                                                                 =========         =========        =========

Consumer loans (gross):
At beginning of period.......................................    $ 133,672         $ 121,253        $ 100,378
      Loans originated.......................................      102,998            93,700           57,157
      Loans purchased........................................            -                 -              888
      Repossessions, foreclosures and charge-offs............         (456)             (230)            (229)
      Principal repayments...................................      (84,112)          (80,268)         (22,745)
      Loans sold.............................................       (3,084)                -          (12,168)
                                                                 ---------         ---------        ---------
At end of period.............................................    $ 149,018         $ 133,672        $ 121,253
                                                                 =========         =========        =========

Commercial and agricultural loans (gross):
At beginning of period.......................................    $  93,927         $  72,144        $  25,177
      Loans originated.......................................      114,532            84,549           33,358
      Loans purchased........................................            -                 -           30,182
      Transfer of commercial loans to mortgage loans.........       (2,627)                -                -
      Loans sold.............................................            -              (273)               -
      Principal repayments...................................      (81,933)          (62,493)         (16,573)
                                                                 ---------         ---------        ---------
At end of period.............................................    $ 123,899         $  93,927        $  72,144
                                                                 =========         =========        =========

LOAN MATURITY AND REPRICING
The following table shows the maturity of the Company's loan portfolio at September 30, 1999. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $290.9 million, $209.6 million and $169.2 million for the years ended September 30, 1999, 1998 and 1997, respectively.

                                                                  At September 30, 1999
                                   -----------------------------------------------------------------------------------

                                    One- to                                                  Commercial      Gross
                                     Four-     Multi-    Commercial      Home                   and          Loans
                                    Family(1)  Family(1) Real Estate     Equity     Consumer  Agriculture   Receivable
                                   ---------- -----------  ---------- ----------- -----------  ----------- -----------
                                                                     (In thousands)
 Amounts due:
    Within one year...........      $  7,102   $  10,945    $ 22,366   $ 119,747    $  9,485    $  52,511  $  222,156
    After one year:
      One to three years......         4,941      16,571      18,416       4,532      21,995       19,756      86,211
      Three to five years.....        33,712      27,478      43,007      37,306      83,632       38,673     263,808
      Over five years.........       358,699      94,380     174,736      14,214      15,803        9,650     667,482
                                    --------   ---------    --------   ---------    ---------   ---------- ----------
    Total due after one year..       397,352     138,429     236,159      56,052     121,430       68,079   1,017,501
                                    --------   ---------    --------    --------    ---------   ---------- ----------
    Total amounts due.........       404,454     149,374     258,525     175,799     130,915      120,590   1,239,657
   Less:
    Mortgage loans held for
    sale......................        (8,620)                                                                  (8,620)
    Loans in process..........       (54,069)    (21,584)    (31,307)                                        (106,960)
    Unearned discounts,
    premiums and deferred
      loan fees, net..........           181        (584)       (956)                    106          (77)     (1,330)
    Allowance for loan
    losses....................        (1,367)     (1,113)     (2,798)       (949)     (1,060)      (2,069)     (9,356)
                                    --------   ---------    --------   ---------    ---------   ---------- ----------
 Loans receivable, net........      $340,579   $ 126,093    $223,464   $ 174,850    $129,961    $ 118,444  $1,113,391
                                    ========   =========    ========   =========    =========   ========== ==========

(1) Includes some residential construction lending.

The following table sets forth at September 30, 1999 the dollar amount of all loans and mortgage-backed and related securities due after September 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                            Due after September 30, 2000
                                                    --------------------------------------------
                                                       Fixed        Adjustable          Total
                                                    ------------   -------------     -----------
                                                                  (In thousands)
Mortgage loans:
    One- to four-family (1).....................     $  71,930       $  325,422      $   397,352
    Multi-family (1)............................        33,741          104,688          138,429
    Commercial real estate......................        35,633          200,526          236,159
    Home equity.................................        18,689           37,362           56,051
Consumer loans..................................       121,430                -          121,430
Commercial and agriculture......................        53,026           15,054           68,080
                                                     ---------       ----------      -----------
    Gross loans receivable......................       334,449          683,052        1,017,501
Mortgage-backed and related securities..........       598,378          360,975          959,353
                                                     ---------       ----------      -----------
    Gross loans receivable and mortgage-
      backed and related securities.............     $ 932,827       $1,044,027      $ 1,976,854
                                                     =========       ==========      ===========


(1) Includes some residential construction lending.

ONE- TO FOUR-FAMILY MORTGAGE LENDING
A significant portion of the Company's lending activity is the origination of first mortgage loans secured by one- to four-family, owner occupied residences within the Company's primary market area. Long-term 15- and 30- year fixed-rate loans are generally originated and sold in the secondary market, as are five and seven year balloon loans. Shorter-term ARM loans are originated both for sale in the secondary market and for the Company's loan portfolio. Loans made under special loan terms or programs, principally originated within the purposes of the Community Reinvestment Act of 1977, as amended ("CRA"), are retained for the Company's own loan portfolio. The Company follows Federal National Mortgage Association ("FNMA") underwriting guidelines for most one- to four-family mortgage loans.

The lending policy of the Company generally allows for mortgage loans to be made in amounts of up to 100% of the appraised value of the real estate to be mortgaged to the Company. Loans that are made at 80% or less of appraised value under underwriting guidelines of the major mortgage secondary market makers are sometimes sold in the secondary market. Loans not sold in the secondary market are retained in the Company's portfolio and sometimes include loans made at levels of up to 100% of appraised value, which often have private mortgage insurance. With respect to those loans made at levels of up to 100% of appraised value, other underwriting criteria, such as the borrower's debt service ability and credit history are given greater emphasis than lending involving lower loan to value ratios. Loans with higher loan to value ratios are often assumed to have a higher level of risk of default and are accordingly made at higher interest rates than other loans.

The Company makes loans under various governmental programs including the Federal Housing Authority ("FHA"), the federal and state Veterans Administration ("VA"), the Wisconsin Housing and Economic Development Authority ("WHEDA") and other City of Milwaukee-sponsored mortgage loan programs, and sells most of these loans. See "-Loan Sales and Purchases," below.

ARM loans are often included in mortgage loans held by the Company as part of its loan portfolio. During the adjustment period, ARM loans typically can adjust by a maximum of two percentage points per year with a lifetime cap approximating six percentage points above the interest rate established at the origination date of the ARM loan. Monthly payments of principal and interest are adjusted when the interest rate adjusts, in order to maintain full amortization of the mortgage loan within a maximum 30-year term. The initial rates offered on ARM loans fluctuate with general interest rate changes, and are determined by secondary market pricing, competitive conditions and the Company's yield requirements. Currently, the Company utilizes primarily the one-year Constant Maturity Treasury rate in order to determine the interest rate payable upon the adjustment date of its ARM loans outstanding. Most of the ARM loans provide terms under which the borrower may convert the loan to a fixed rate loan. The terms at which the ARM may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing the Company to immediately sell the ARM loan at the date of conversion.

The Company offers balloon loan programs under which the interest rate and monthly payments are fixed for the first five to seven years of the mortgage loan and, thereafter, the interest rate adjusts to then current rates, at which time the loan balance is then amortized for the full remaining term of the loan, based upon interest rates and appropriate principal and interest payments then in effect.

At September 30, 1999, the Company had $294.4 million in one- to four-family mortgage loans or 23.8% of the gross loan portfolio compared with $254.0 million or 26.1% of the portfolio at September 30, 1998. The increase in the dollar amount of the portfolio was largely the result of an increase in interest rates during the year. During periods of rising interest rates customers are more likely to take out ARM loans which the Company keeps in its portfolio. The volume of one- to four-family mortgage loan origination is highly dependent on the relative levels of interest rates. During periods of lower interest rates, the Company originates a higher percentage of loans with fixed rates, which the Company sells in the secondary market in connection with interest rate risk management. In such environments, the Company's level of gains on mortgage loans may be higher due to the increased percentage of loans being originated which are subsequently sold in lieu of being retained in the Company's portfolio. The Company has been expanding its lending capacity and anticipates that as a result total one- to four-family mortgage loan originations will continue to increase assuming continuing interest rate levels. However, one- to four-family mortgage lending is subject to competition which, can result in lower origination totals if competitors are willing to make loans at lower interest rates than the Company.

RESIDENTIAL CONSTRUCTION LENDING
Residential construction loans are made to borrowers who have signed construction contracts with a home builder. Loan proceeds are disbursed in increments as construction of the residence progresses. Single family residential construction loans have loan to value ratios up to 95%. When the loan to value ratio exceeds 80%, private mortgage insurance is generally required to reduce the Company's exposure to 75% of the loan value or less. Typically, the borrower is required to pay interest only on the funds advanced during the first nine months of the loan. Thereafter, the borrower is required to begin making principal and interest payments based on an amortization schedule of 351 months or less. Single family residential construction loan programs typically offered by the Company are one- or three-year ARM loans or certain balloon loans amortized over a 351-month period after the nine month interest only period.

From time to time the Company engages in multi-family residential construction lending. The loan to value ratios on these loans typically do not exceed 80%. Multi-family construction loans typically offered by the Company are ARM loans amortized over 348 months or less after allowing for interest only payments during a twelve month construction period. Loan proceeds are advanced in increments as construction of the project progresses.

At September 30, 1999, the Company had $103.1 million in residential construction mortgage loans, or 8.3% of the gross loan portfolio, compared with $71.1 million or 7.3% of the portfolio at September 30, 1998. A significant portion of the Company's residential construction lending results in permanent mortgage loans that are either retained in the mortgage loan portfolio or sold in the secondary market.

MULTI-FAMILY MORTGAGE LENDING
The Company originates multi-family mortgage loans which it typically holds in its loan portfolio. Over the last five years, the Company has increased its emphasis in multi-family mortgage lending and has offered both adjustable- and fixed-rate mortgage loans. Multi-family mortgage loans generally have shorter maturities than one- to four-family mortgage loans, though the Company has made multi-family mortgage loans with terms of up to 30 years. Multi-family loans generally are underwritten in amounts up to 80% of the lesser of the appraised value or the borrower's purchase price of the underlying property.

Loans secured by multi-family real estate generally have higher loan balances, involve a greater degree of credit risk than one- to four-family loans, have a higher rate of interest and ARM loans adjust at slightly higher rates. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees, which may increase the level of collateral supporting the loan. Despite the risks inherent in multi-family lending, the Company's percentage of delinquent multi-family loans to gross multi-family loans has been minimal.

At September 30, 1999, the Company had $160.6 million in multi-family mortgage loans or 13.0% of the gross loan portfolio compared with $105.4 million or 10.8% of the portfolio at September 30, 1998. The Company is continuing its efforts to increase the amount of multi-family loans in the loan portfolio. These loans generally offer a greater yield than single-family loans, which, the Company believes, justifies the increased credit risk.

COMMERCIAL REAL ESTATE LENDING
The current lending policy of the Company includes originating or purchasing non-residential mortgage loans on a variety of commercial properties, including small office buildings, warehouses, small industrial/manufacturing buildings, motel properties and other improved non-residential properties. In recent years, commercial real estate lending has been identified as a growth area for the Company with the allocation of additional Company resources. The Company originated and refinanced an increased amount of commercial real estate loans within its normal credit risk guidelines. The Company originated 139 loans for $129.2 million during the current fiscal year. At September 30, 1999, the Company had $251.9 million in commercial real estate mortgage loans or 20.3% of the gross loan portfolio, compared with $170.6 million or 17.6% of the portfolio at September 30, 1998.

The Company's commercial real estate lending area includes the states of Illinois and Minnesota as well as its' primary geographic focus of Wisconsin. Commercial real estate loans generally are underwritten in amounts up to 75% of the lesser of the appraised value or the borrower's purchase price of the underlying property. Loans secured by commercial real estate properties are assumed to involve a greater degree of credit risk than residential mortgage loans and generally carry larger loan balances. Payments on loans secured by commercial real estate are often susceptible to adverse conditions in the real estate market or the economy. Despite the risks inherent in commercial real estate lending, the Company's percentage of delinquent commercial real estate loans to gross commercial real estate loans has been minimal. The Company is continuing its efforts to increase the amount of commercial real estate loans in its loan portfolio as these loans generally offer a better interest rate than single-family loans, which, the Company believes, justifies the increased credit risk.

HOME EQUITY LENDING
The Company has increased its emphasis in originating home equity loans secured by one- to four-family residences, usually by a second mortgage, within its primary market area. These loans currently are originated with an interest rate indexed to the prime rate and adjustable monthly, and thus are part of the Company's management of its interest rate risk. Home equity loans are revolving lines of credit, which are granted for a five-year term, renewable at the sole discretion of the Company for additional five-year periods. The minimum monthly principal amortization to repay home equity loans is based on 1.5% of the outstanding balance. Typically, an origination fee is charged upon the origination of the loan and an annual service fee is charged thereafter. Home equity lines of credit may be made at up to a 100% loan-to-value level, including any outstanding prior liens against the property which serves as collateral for the line of credit. For loans over 80% loan-to-value, the Company often requires private mortgage insurance. At September 30, 1999, the Company held $156.7 million in home equity loans or 12.6% of the gross loan portfolio, compared with $143.0 million or 14.7% of the portfolio at September 30, 1998.

CONSUMER LENDING
The Company originates a variety of secured consumer loans, including home improvement loans, automobile loans, educational loans, fixed term installment loans and interim financing loans, as well as loans secured by savings accounts and unsecured loans. Consumer loan terms vary according to the type of collateral, the term of the loan and the creditworthiness of the borrower. The Company has been expanding its consumer lending portfolio because higher yields can be obtained. The Company believes there is strong consumer demand for such loan products, and the Company historically has experienced relatively low delinquency and few losses on such products. Management also believes that offering consumer loan products helps expand and create stronger customer relationships.

At September 30, 1999, consumer loans totaled $149.0 million or 12.0% of gross loans compared to $133.7 million or 13.8% of gross loans at September 30, 1998. The increase in the portfolio has been primarily in the area of indirect auto lending through dealers located in the Company's primary market area, and fixed term installment loans the Company makes that are secured by second mortgages on residential properties. The indirect auto lending is underwritten by the Company and does not include any "subprime" lending.

Consumer loans often entail greater risk than residential mortgage loans, particularly in the case of unsecured loans or loans secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered from a borrower on such a loan. Although the delinquencies and net charge-offs in the Company's consumer loan portfolio generally have been low, there can be no assurance that the level of delinquencies and charge-offs will not increase in the future.

COMMERCIAL AND AGRICULTURE LENDING
The Company originates a variety of commercial and agriculture loans, including inventory and receivable financing, equipment loans, agriculture production loans and interim financing loans. Collateral can take many forms, such as real estate, inventory, and equipment or may include personal guarantees of business owners or personal or other collateral of the business owner. Commercial and agriculture loans involve a greater degree of risk than most other types of loans, and payments are often susceptible to adverse employment and economic conditions. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation and the eventual cash flows of the business. The Company anticipates commercial and agriculture lending to continue to increase as management believes this type of lending is providing a higher yield than residential loans and is an important component of a balanced loan portfolio. Typically, the Company targets smaller businesses with which to establish commercial banking relationships. Despite the risks inherent in commercial lending, the Company's percentage of delinquent commercial loans to gross commercial loans has been minimal.

The Company also participates with other financial institutions in syndicated credits whereby several lenders participate in commercial loan arrangements that are larger than those that the Company would typically do on a stand-alone basis. However, the Company has involved itself with only those types of credits that it would lend to directly from its own operations, except for the size of the loan. The Company is generally not the lead lender in these loans, but does underwrite the credit on its own in addition to the underwriting performed by the lead lender. The Company has also limited itself to credit facilities that are to commercial borrowers with headquarters or significant operational presence in Wisconsin. Syndicated credits in which the Company has participated are generally variable rate loans, which also help contribute to the Company's interest rate risk posture. At September 30, 1999, the Company had $34.9 million or 28.2% of its commercial loan portfolio, in syndicated credits.

At September 30, 1999, the Company had $123.9 million in commercial loans or 10.0% of the gross loan portfolio compared with $93.9 million or 9.7% of the portfolio at September 30, 1998. The Company intends to continue to increase its involvement in commercial lending and expects that this portfolio will grow as a percentage of the total loan portfolio.

CREDIT ENHANCEMENT PROGRAMS
The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment of an industrial revenue bond issue ("IRB"), issued by a municipality to finance real estate owned by a third party. The Company does not pledge collateral for purposes of these agreements. At September 30, 1999, the amount of IRB's for which the Company has guaranteed payment was $24.5 million.


LOAN SALES AND PURCHASES

SALE OF MORTGAGE LOANS
The Company makes loans under various governmental programs including FHA, VA, WHEDA and other City of Milwaukee-sponsored mortgage loan programs. All loans made under the various governmental agency programs are underwritten to and must meet all requirements of the appropriate city, state or federal agency. Most of the Company's loans granted under governmental agency programs are sold on a non-recourse basis either to secondary market purchasers of such loans or, in the case of WHEDA loans, sold directly to WHEDA. Except for loans sold to WHEDA, servicing of the loans is typically released to the purchaser of such loans. For the year ended September 30, 1999, the Company originated $7.2 million of loans under these various governmental programs.

In recent years, the Company has sold a significant amount of its originated residential mortgage loans to secondary marketing agencies, principally FNMA, primarily on a non-recourse basis. All mortgage loans, upon commitment, are immediately categorized as either held for investment or held for sale. Mortgage loans originated and sold to the secondary market totaled $200.3 million with gains of $2.8 million for the year ended September 30, 1999, and totaled $210.4 million with gains of $4.4 million for the year ended September 30, 1998. The level of mortgage loan sales is dependent on the amount of sellable loans being originated by the Company. Depending on factors such as interest rates, levels of refinancings and competitive factors in the Company's primary market area, the amount of mortgage loan originations ultimately sold can vary significantly. The Company is subject to interest rate risk on fixed rate loans from the point in time that the rate is fixed with the borrower until the loan is sold. The Company utilizes various financial techniques to mitigate such interest rate risk, including short call/put option strategies, long put options and forward sales commitments. Any one or all of these strategies may be used depending upon management's determination of interest rate volatility, the amount of loans for which the Company has issued a commitment and current market conditions for mortgage-backed securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset/Liability Management."

Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. Because of the frequency of both the issuance of commitments and the scheduled closing dates of the loans, the amount of loan commitments outstanding will vary. At September 30, 1999, the Company had outstanding mortgage commitments totaling $9.7 million.

The Company retains servicing of the majority of mortgage loans sold, receiving a servicing fee which represents the difference between the mortgage rate on the loans sold and the yield at which such loans are sold. The servicing yield earned by the Company on such transactions is typically between .25% and .375% of the total balance of the loan serviced. The origination of a high volume of mortgage loans and the related sales of the loans with servicing retained provides the Company with additional sources of non-interest income through loan servicing income and gains on the sales of loans. At September 30, 1999 the Company had recognized $4.7 million in mortgage servicing rights as compared to $3.3 million at September 30, 1998. Correspondingly, mortgage loans serviced for others included in the mortgage servicing rights calculation increased from $302.2 million at September 30, 1998 to $397.3 million at September 30, 1999. Total mortgage loans serviced for others equaled $484.1 million at September 30, 1999.

PURCHASE OF MORTGAGE LOANS
The Company, as a regular part of its mortgage lending activities, purchases single-family mortgage loans originated in its primary market area by other lenders, primarily mortgage bankers and brokers. The types of loans purchased are generally newly originated loans with the same characteristics as the loans normally originated by the Company in its regular lending operations. This includes both fixed and adjustable rate mortgage loans which may or may not be sold in the secondary market. The Company pays a fee to the originating mortgage banker or broker which is amortized over the life of the loan for loans retained in the portfolio or which becomes an adjustment to the gain or loss recognized on loans sold in the secondary market. The Company maintains the same underwriting standards on these loans as it does on the loans it originates directly. During the fiscal year ended September 30, 1999, the Company purchased $57.1 million of loans from other originators compared to $65.4 million of loans purchased during the fiscal year ended September 30, 1998. As part of the Company's plans to diversify its single-family loan production, it is expected that purchases of loans from other originators will continue in future years.

The Company also has purchased pools of single-family loans originated by other lenders in other parts of the country. The loans purchased have generally been adjustable rate loans with interest rate adjustment features of one month to one year and are indexed to current indexes such as the one-year treasury note or to lagging indexes such as the 11th district cost of funds. As part of its interest rate risk management, the Company attempts to identify loans originated in other parts of the country where adjustable rate lending is more prevalent, since the availability of similar loan products within its primary market area is limited and competition for that limited demand may force interest rates to levels considered too low compared to other available instruments. The Company generally does not make a significant amount of short-term adjustable rate loans in its home market. Of the $57.1 million one- to four-family mortgage loans purchased during the year ended September 30, 1999, $21.5 million were loans secured by properties located outside the state of Wisconsin. Purchased loans can result in a higher level of risk due to the Company not being involved in the original lending process. Efforts taken to mitigate the additional risk include underwriting efforts by the Company prior to purchase, review of the historical payment and credit history of the loans being purchased, and purchasing loans with higher yields for the additional risks taken.

LOAN ORIGINATION, SERVICING AND OTHER FEES
In addition to interest earned on loans, the Company receives income through fees in connection with loan originations, loan sales, loan modifications, late payments and for miscellaneous services related to its loans, including loan servicing. Income from these activities varies from period to period with the volume and type of loans originated.

In connection with the origination of mortgage loans, the Company typically charges fees for processing and closing loans in addition to requiring borrower reimbursement of out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. The Company also may charge points for the origination of loans in exchange for a lower interest rate on the loan itself. However, with the availability of zero point mortgage loans in recent years, most borrowers typically accept a slightly higher interest rate and pay zero points. A borrower pays commitment fees at the time of a loan commitment, whereas the origination and discount fees are paid at the time of closing. Commitment fees are periodically collected on commercial real estate or multi-family mortgage loans but are rarely collected as part of the origination of single-family mortgage loans.

DELINQUENCIES, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS

DELINQUENT LOANS
When a borrower fails to make a required payment by the end of the month in which the payment is due, the Company generally initiates collection procedures. The Company will send a late notice, and in most cases, delinquencies are cured promptly. However, if a loan has been delinquent for more than 60 days, the Company contacts the borrower directly, to attempt to determine the reason for the delinquency and to effect a cure, and where it believes appropriate, reviews the condition of the property and the financial position of the borrower. At that time the Company may (i) accept a repayment program for the arrearage; (ii) seek evidence of efforts by the borrower to sell the property; (iii) request a deed in lieu of foreclosure; or (iv) initiate foreclosure proceedings. When a loan, secured by a mortgage, is delinquent for three or more monthly installment periods, the Company generally will initiate foreclosure proceedings. With respect to delinquencies on FHA, VA or other governmental loan program mortgage loans, the Company follows the appropriate notification and foreclosure procedures prescribed by the respective agencies.

On mortgage loans or loan participations purchased by the Company, the Company receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Company relies upon the servicers to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Company and its servicing agents.

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

Property acquired by the Company as a result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed property. Foreclosed property is recorded at the lower of the unpaid principal balance of the related loan or the fair market value of the real estate acquired less the estimated costs to sell the real estate. The amount by which the recorded loan balance exceeds the fair market value of the real estate acquired less the estimated costs to sell the real estate is charged against the allowance for loan losses at the date title is received. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At September 30, 1999, the Company had seven loans classified as foreclosed property with a total combined carrying value of $371,000.

Non-performing loans include loans placed on nonaccrual status and troubled debt restructurings. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets:


                                                                 At September 30,
                                   -----------------------------------------------------------------------------
                                       1999            1998            1997            1996            1995
                                   -------------   -------------   -------------   -------------   -------------
                                                                  (In thousands)

One-to four-family mortgage loans..    $    464       $     600        $    660        $     44       $     296

Multifamily mortgage loans.........           -               -               -               -               -

Commercial real estate loans.......         848             833             850               -               -
                                       --------       ---------        --------        --------       ---------
     Total non-performing
        mortgage loans.............       1,312           1,433           1,510              44             296
Commercial loans...................         964             593             100               -               -
Consumer loans.....................         564             835           1,385           3,846             136
                                       --------       ---------        --------        --------       ---------
     Total non-performing loans....       2,840           2,861           2,995           3,890             432
Foreclosed properties..............         371              63             416              80           5,833
                                       --------       ---------        --------        --------       ---------
     Total non-performing assets...    $  3,211       $   2,924        $  3,411        $  3,970       $   6,265
                                       ========       =========        ========        ========       =========

Total non-performing loans to
   gross loans.....................        0.23 %          0.29  %         0.38  %         0.58  %         0.08 %
Allowance for loan losses to
   total non-performing loans......      329.44          263.19          207.08          134.11          943.52
Total non-performing assets to
   total assets....................        0.13            0.16            0.21            0.28            0.53

Interest on non-performing loans
   on the accrual basis............    $    274       $     388        $    647        $    296       $      34
Actual interest received on
   non-performing loans............         150             161             206              11              26
                                       --------       ---------        --------        --------       ---------
Net reduction of interest income...    $    124       $     227        $    441        $    285       $       8
                                       ========       =========        ========        ========       =========



Non-performing assets as of September 30, 1999 and 1998 included $10,000 and $172,000, respectively, of purchased auto loans, which are past due or in default or are expected to become past due. The auto loans were purchased in fiscal 1995 through January 1996 under a warehouse financing arrangement the Company had with an originator of sub-prime automobile loans. The Company has not funded any loans under this agreement subsequently. The Company recorded zero and $1.0 million, respectively, in net charge-offs in fiscal 1999 and 1998. At September 30, 1999 and 1998, non-performing assets includes $798,000 and $833,000, respectively, on a single commercial real estate loan on a shopping center.

CLASSIFICATION OF ASSETS
Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions by regulatory authorities, regulatory examiners have authority to identify problem assets as "Substandard," "Doubtful" or "Loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the Company is not warranted. Assets classified as Substandard or Doubtful require the Company to establish prudent general allowances for loan losses. Assets classified as Loss must either be charged off or must have a specific allowance established for 100% of the asset classified as a Loss. At September 30, 1999, the Company had assets classified as Substandard of $2.6 million, $1.1 million classified as Doubtful, and $228,000 classified as Loss. The Doubtful classification consists primarily of a commercial real estate loan on a shopping center.

Except for the aforementioned loans included in non-performing assets, the classified assets principally consist of residential mortgage, consumer loans, commercial loans and foreclosed properties. None of these remaining classified assets are considered to represent either individually or in the aggregate any material loss to the Company; however, such risk has been considered in establishing the allowance for loan losses.

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

A summary of activity in the allowance for losses on loans follows:


                                                                      Year Ended September 30,
                                                    1999          1998          1997          1996          1995
                                                  ---------     ---------     ----------    ----------    ----------
                                                                           (In thousands)
Balance at beginning of year                       $ 7,530       $ 6,202        $ 5,217       $ 4,076       $ 3,435
Provision for loan losses.................           1,920         2,300          1,280         1,300           240
Charge-Offs:
     Mortgage Loans:
        One- to four family...............              59           176             24            15            42
        Multifamily.......................               -             -              -             -           210
        Commercial real estate............               -             -              -             -             -
        Home equity.......................              51            71              -             6             -
     Consumer.............................             316           740          2,028           167            55
     Commercial and agricultural..........              21            12              2             -             -
                                                   -------       -------        -------       -------       -------
           Total charge-offs..............             447           999          2,054           188           307

Recoveries:
     Mortgage Loans:
        One- to four family...............               -             -              -             -             -
        Multifamily.......................               -             -              -             -             -
        Commercial real estate............               -             -              -             -             -
        Home equity.......................              16             -              -            21             -
     Consumer.............................              33            27             80             8            12
     Commercial and agricultural..........               1             -              1             -             2
                                                   -------       -------        -------       -------       -------
           Total recoveries...............              50            27             81            29            14
                                                   --------      -------        -------       -------       -------

Net charge-offs...........................             397           972          1,973           159           293
Acquired bank's allowance.................             303             -          1,678             -           694

                                                   -------       -------        -------       -------       -------
Balance at end of period..................         $ 9,356       $ 7,530        $ 6,202       $ 5,217       $ 4,076
                                                   =======       =======        =======       =======       =======

Ratio of allowance for loan losses to
gross loans receivable at end of period...            0.75%         0.77%          0.79%         0.78%         0.77%

Ratio of allowance for loan losses to
non-performing loans at end of period.....             329%          263%           207%          134%          944%

Ratio of net charge-offs to average
gross loans during period.................            0.04%         0.12%          0.30%         0.03%         0.06%

Management is aware of no material loans where serious doubts exist as to the ability of the borrower to comply with the loan terms, except for the single commercial real estate loan previously discussed. The 1999 and 1998 increases in the allowance for loan losses supports the Company's targeted growth in commercial and commercial real estate lending. Such loans may result in a higher level of future charge-offs than the Company's more traditional lending in one- to four-family mortgage loans.

The following table shows the Company's total allowance for loan losses and the allocation to the various categories of loans at the dates indicated.


                                                                    At September 30,
                                 ---------------------------------------------------------------------------------------
                                            1999                          1998                          1997
                                 ---------------------------- ----------------------------- ----------------------------


                                                      % of                          % of                          % of
                                            % of    Loans in              % of    Loans in              % of    Loans in
                                            Total   Category              Total   Category              Total   Category
                                          Loans by  to Total            Loans by  to Total            Loans by   to Total
                                 Amount   Category    Loans    Amount   Category    Loans    Amount   Category    Loans
                                 -------- --------  --------- --------- --------- --------- --------- --------- ---------
                                                                     (In thousands)
Breakdown of Allowance:
    Mortgage loans:
      One- to four-family....... $ 1,368   0.34%     32.1%     $ 1,186   0.36%     33.4%     $   925   0.32%     36.6%
      Multi-family..............   1,032   0.64%     13.0%         765   0.73%     10.8%         670   0.66%     12.9%
      Commercial real estate....   2,879   1.14%     20.3%       2,035   1.19%     17.6%       1,281   1.46%     11.2%
      Home equity...............     949   0.61%     12.6%         746   0.52%     14.7%         629   0.55%     14.7%
                                 -------            -----      -------             ----      -------            -----
    Total mortgage loans........   6,228             78.0%       4,732             76.5%       3,505             75.4%
    Consumer....................   1,059   0.71%     12.0%       1,074   0.80%     13.8%         717   0.59%     15.4%
    Commercial and agriculture..   2,069   1.67%     10.0%       1,724   1.84%      9.7%       1,980   2.74%      9.2%
                                 -------            -----      -------             -----     -------            -----
     Total allowance for loan
     losses..................... $ 9,356            100.0%     $ 7,530            100.0%     $ 6,202            100.0%
                                 =======            =====      =======             =====     =======            =====



                                                    At September 30,
                                 ----------------------------------------------------------
                                            1996                          1995
                                 ---------------------------- -----------------------------
                                                      % of                          % of
                                            % of    Loans in              % of    Loans in
                                           Total    Category             Total    Category
                                          Loans by  to Total            Loans by  to Total
                                 Amount   Category   Loans     Amount   Category   Loans
                                 -------- --------- --------- --------- --------- ---------
                                                       (In thousands)
Breakdown of Allowance:
    Mortgage loans:
      One- to four-family....... $  957    0.32%     45.3%     $ 1,031    0.44%     44.1%
      Multi-family..............    840    0.81%     15.4%         957    1.02%     17.6%
      Commercial real estate....    593    1.28%      6.9%         619    2.19%      5.3%
      Home equity...............    449    0.50%     13.5%         504    0.63%     15.1%
                                 ------             -----      -------             -----
   Total mortgage loans.........  2,839              81.1%       3,111              82.1%
   Consumer.....................  2,128    2.12%     15.0%         789    0.96%     15.4%
   Commercial and agriculture...    250    0.99%      3.9%         176    1.29%      2.5%
                                 ------             -----      -------             -----
     Total allowance for loan     5,217             100.0%     $ 4,076             100.0%
     losses..................... ======             =====      =======             =====





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

INVESTMENT ACTIVITIES

GENERAL
The investment policy of the Company is designed primarily to provide and maintain required liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The Company's investment policy permits investment in various types of liquid assets permissible under Office of Thrift Supervision ("OTS") regulations, which include U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances and the purchase of federal funds. The Company also invests in corporate debt and equity securities, asset-backed securities, mortgage-backed securities ("MBS's") and collateralized repurchase agreements, municipal securities, mortgage mutual funds, collateralized mortgage obligations ("CMO's"), real estate mortgage investment conduits ("REMIC's"), interest-only stripped securities ("IO's"), principal-only stripped securities ("PO's") and CMO residuals. At the time of purchase, all of the Company's investments are investment grade as rated by at least one of the major rating agencies.

The Company determines the appropriate classification of securities at the time of purchase and reevaluates such designations as of each statement of condition date based on regulatory and accounting guidelines. The Company has incorporated the requirements of those guidelines into the Company's investment policy and has categorized its investments in three separate categories: (i) Held to
Maturity: debt and mortgage-backed and related securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost; (ii) Available for Sale: debt and mortgage-backed and related securities not classified as held to maturity, or trading and marketable equity securities not classified as trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity; and (iii)
Trading: the Company maintains a separate portfolio of assets which are carried at market value and have been acquired for short term/trading purposes, to enhance the Company's financial results, with unrealized gains or losses recognized in current income.

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

When purchased by the Company, these securities have credit ratings of A or better and meet the Federal Financial Institutions Examination Council definition of low-risk securities. At September 30, 1999, private-issue mortgage-backed securities, CMO's and REMIC's totaled $721.5 million, 82% of which had a credit rating of AAA, 13% of which had a credit rating of AA, 3% of which had a credit rating of A, and 2% of which had a credit rating lower than
A. At September 30, 1998, private-issue mortgage-backed securities, CMO's and REMIC's totaled $623.8 million, 89% of which had a credit rating of AAA, 10% of which had a credit rating of AA, and 1% of which had a credit rating of A. During the year ended September 30, 1997, the Company recorded declines in fair value judged to be other than temporary on four of its private issue mortgage-backed securities. The securities were written down to fair value and an impairment loss of $3.4 million was recorded in the Company's income statement. Prior to the adjustment, the Company's cost basis in these securities was $12.5 million. The four issues under impairment were private issue mortgage-backed securities backed by single-family loans secured by properties located primarily in California. The underlying loans had experienced significant delinquencies and foreclosures. The Company learned that recoveries on these loans were less than previously realized and that the various subordinate and cash positions within the mortgage-backed structures no longer protected the Company's position in the securities. During the year ended September 30, 1998, one of the impaired issues, with a cost basis of $7.2 million, was sold at a gain of $151,000. The Company had no investment in the securities as of September 30, 1999 compared with a cost basis of $479,000 as of September 30, 1998.

Private issue mortgage-backed securities and REMIC's have been an integral component of the Company's plan to increase earning assets by purchasing such securities and funding them with advances from the FHLB, brokered certificates of deposit or other forms of borrowing. The Company performs analyses on mortgage related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions.

At September 30, 1999, the aggregate securities of any single issuer (excluding securities of the U.S. government and U.S. government agencies and corporations) did not exceed 10% of the Company's shareholders' equity.

COMPOSITION OF THE COMPANY'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO

Held to Maturity. At September 30, 1999, the Company held $39.5 million in its mortgage-backed and related securities held to maturity portfolio. The estimated market value of those securities at that date was $39.3 million. Of this amount, at September 30, 1999, 100% were fixed rate REMIC securities. At September 30, 1999, the mortgage-backed and related securities held to maturity portfolio represented 1.6% of the Company's total assets compared to $63.1 million or 3.4% of total assets at September 30, 1998.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities held to maturity at September 30, 1999.


                       -------------------------------------------------------
                          Over five years to
                               ten years                 Over ten years
                       --------------------------  ---------------------------

                                      Weighted                     Weighted
                        Amortized      Average      Amortized       Average
                          Cost          Yield         Cost           Yield
                       ------------  ------------  ------------   ------------
                                          (In thousands)
REMIC's:
FNMA.................     $      -         -          $    364       5.73%
Private Issue........       13,197      6.32%           25,914       6.73%
                          --------                    --------
                          $ 13,197                    $ 26,278
                          ========                    ========

                       -----------------------------------------------------

                                              Total
                       -----------------------------------------------------
                         Average
                        Remaining                   Estimated      Weighted
                        Years to      Amortized       Fair          Average
                        Maturity        Cost          Value          Yield
                       ------------  ------------  ------------   ------------
                                          (In thousands)
REMIC's:
FNMA.................     17.25         $    364      $    363       5.73%
Private Issue........     19.18           39,111        38,887       6.59%
                                        --------      --------
                                        $ 39,475      $ 39,250
                                        ========      ========


Available for Sale. At September 30, 1999, the Company had mortgage-backed and related securities available for sale with a carrying value of $919.9 million and an estimated market value of $919.9 million which comprised 37.2% of total assets. Of these, $31.3 million were MBS's issued by various federal agencies, $69.5 million were private issue MBS's, $205.9 million were agency REMIC's, and $613.2 million were private issue REMIC's. At September 30, 1998, the Company's mortgage-backed and related securities held for sale were $634.0 million, representing 34.0% of total assets. Of these, $7.7 million were MBS's issued by various federal agencies, $113.8 million were private issue MBS's, $63.2 million were agency REMIC's, and $449.3 million were private issue REMIC's. The Company is utilizing its capital position to increase earning assets by increasing the level of mortgage-backed and related securities in its portfolio. During the past year, the emphasis has been on purchasing adjustable rate private issue mortgage-backed securities and adjustable rate REMIC's which the Company views as having favorable interest rate risk and pricing characteristics in comparison to other investment alternatives. Although there may be various subordination levels within the MBS or REMIC structure or levels of collateral underlying the securities that should protect the Company's position in the securities, private issue securities represent an additional level of credit risk when compared with agency issue securities.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities available for sale at September 30, 1999.


                       ------------------------------------------------------------------------------------
                           Over one year to            Over five years to
                              five years                   ten years                  Over ten years
                       --------------------------  ---------------------------  ---------------------------

                                       Weighted                    Weighted                     Weighted
                        Amortized      Average      Amortized       Average      Amortized       Average
                          Cost          Yield         Cost           Yield         Cost           Yield
                       ------------   -----------  ------------   ------------  ------------   ------------
                                                         (In thousands)
Participation certificates:
FNMA.................       $    -        -           $ 29,927       6.53%          $ 1,527       1.88%
FHLMC................        1,022      5.61%                -         -                  -         -
Private Issue........            -        -              1,230       6.95%           69,739       6.58%

REMIC's:
GNMA.................            -        -                  -         -              2,134       6.27%
FNMA.................          107      9.00%              316       6.28%           42,012       6.35%
FHLMC................            -        -             10,909       6.73%          153,498       6.26%
Private Issue........           36      4.00%           49,450       6.57%          573,047       6.26%
                       -----------                 -----------                  -----------
                           $ 1,165                    $ 91,832                    $ 841,957
                       ===========                 ===========                  ===========

                                     -------------------------------------------------------
                                                             Total
                                     -------------------------------------------------------
                                       Average
                                      Remaining                    Estimated     Weighted
                                      Years to      Amortized        Fair         Average
                                      Maturity        Cost           Value         Yield
                                     ------------  ------------   ------------  ------------
                                                         (In thousands)
Participation certificates:
FNMA.................                    8.64         $ 31,454       $ 30,335      6.31%
FHLMC................                    1.75            1,022          1,015      5.61%
Private Issue........                   25.42           70,969         69,492      6.59%

REMIC's:
GNMA.................                   22.56            2,134          2,133      6.27%
FNMA.................                   23.68           42,435         42,069      6.36%
FHLMC................                   21.86          164,407        161,673      6.29%
Private Issue........                   26.07          622,533        613,162      6.28%
                                                   -----------    -----------
                                                      $934,954       $919,879
                                                   ===========    ===========


Held for Trading. At September 30, 1999 and 1998, the Company did not have any securities in its trading portfolio. The trading portfolio of the Company has typically carried various mortgage-backed or related securities that are purchased for short-term trading profits or securities that are required to be classified as such by regulatory definition. The Company may from time to time originate mortgage loans which are swapped for mortgage-backed securities backed by the original loans. These securities are classified as trading securities by the Company as it is the Company's intent to sell those securities over a short period of time.

OTHER SECURITIES
The Company invests in various types of investment-grade quality liquid assets that are permissible investments for federally chartered savings associations, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, federal funds and, from time to time, repurchase agreements. Subject to various restrictions applicable to all federally chartered savings associations, the Company also invests its assets in commercial paper, investment grade corporate debt securities, municipal securities, asset-backed securities and mutual funds, the assets of which conform to the investments the Company is otherwise authorized to make directly. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase, and carried at market value if available-for-sale or at amortized cost if held-to-maturity.

COMPOSITION OF THE COMPANY'S DEBT AND EQUITY SECURITIES PORTFOLIO

Held to Maturity. At September 30, 1999, the Company had debt securities with an amortized cost of $810,000 and an estimated market value of $834,000. The entire amount was state and municipal obligations. The Company purchases debt securities that are in the top three investment grades (A or better) at the time that the investment is made.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities held to maturity at September 30, 1999. The yields on the municipal securities represent their taxable-equivalent yield. (Note: all state and municipal obligations had a weighted term to maturity of over one year to five years.)


                                             -----------------------------------------------------
                                                                    Total
                                             -----------------------------------------------------
                                                Average
                                               Remaining                 Estimated     Weighted
                                               Years to     Amortized      Fair        Average
                                               Maturity       Cost         Value        Yield
                                              ------------ ------------ ------------  -----------
                                                                 (In thousands)

State and municipal obligations............      3.54          $   810      $   834     6.09%
                                                               -------      -------
                                                               $   810      $   834
                                                               =======      =======

Available for Sale. At September 30, 1999, the Company had securities available for sale with an amortized cost of $223.1 million and an estimated market value of $216.6 million. Of the total, $218.5 million were U.S. Treasury or agency obligations, $1.1 million were corporate notes and bonds, and $3.5 million were marketable equity securities, primarily shares of mutual funds invested in bank or thrift eligible securities.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 1999. The yields on the municipal securities represent their taxable-equivalent yield.

                                 -------------------------------------------------------------------------------
                                                               Over one year to          Over five years to
                                    Less than one year            five years                  ten years
                                 ------------------------- -------------------------  --------------------------

                                               Weighted                  Weighted                    Weighted
                                  Amortized     Average     Amortized     Average     Amortized      Average
                                    Cost         Yield        Cost         Yield         Cost         Yield
                                 ------------ ------------ ------------ ------------  -----------  -------------
                                                             (Dollars in thousands)
U.S. Treasury and agency
obligations...................   $    501     4.57%       $ 135,546     5.58%        $ 72,473      6.30%
Corporate notes and bonds.....      1,000     6.31%              99     5.60%               -         -
Marketable equity securities..      1,860     4.72%               -        -                -         -
                                 --------                 ---------                  --------
                                 $  3,361                 $ 135,645                  $ 72,473
                                 ========                 =========                  ========

                                 ------------------------- -----------------------------------------------------

                                      Over ten years                              Total
                                 ------------------------- -----------------------------------------------------
                                                             Average
                                               Weighted     Remaining                 Estimated      Weighted
                                  Amortized     Average     Years to     Amortized       Fair        Average
                                    Cost         Yield      Maturity       Cost         Value         Yield
                                 ------------ ------------ ------------ ------------  -----------  -------------
                                                             (Dollars in thousands)
 U.S. Treasury and agency
obligations...................  $  10,000     6.50%         5.17       $ 218,520    $ 212,306      5.86%
Corporate notes and bonds.....          -       -              -           1,099        1,100      6.25%
Marketable equity securities..      1,643     0.86%        11.73           3,503        3,243      2.91%
                                ---------                              ---------    ---------
                                $  11,643                              $ 223,122    $ 216,649
                                =========                              =========    =========

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

The investment in the properties is treated as an equity investment for accounting purposes and the financial condition, results of operations and cash flows of each LLP or LLC is consolidated in the Company's financial statements. The operations of the properties are not expected to contribute significantly to the Company's net income before income taxes. However, the properties do contribute in the form of income tax credits, which lower the Company's effective tax rate. Once established, the credits on each property last for ten years and are passed through from the LLP or LLC to SFEP and reduce the consolidated federal tax liability of the Company. Gross revenues of SFEP were $3.7 million, $5.1 million and $3.4 million for the years ended September 30, 1999, 1998 and 1997 respectively. Gross expenses of SFEP were $3.8 million, $5.3 million and $3.9 million for each of the three years, respectively. The net operating loss of SFEP results in an income tax benefit which is then increased by the income tax credits which totaled $3.0 million, $4.2 million and $2.9 million for the years ended September 30, 1999, 1998 and 1997, respectively.

At September 30, 1999 the amount invested in affordable housing projects was $28.4 million compared with $50.8 million at September 30, 1998. At September 30, 1999, SFEP was a equity partner in 12 projects compared with 25 projects at September 30, 1998. During the year ended September 30, 1999, the Company realized gains of $1.2 million on the sale of 13 affordable housing projects which had been classified as real estate held for sale at September 30, 1998. The Company's decision to dispose of several properties was the result of a review of its consolidated federal tax return. Under the alternative minimum tax rules, the Company is currently carrying forward tax credits that it has not utilized on its tax return. Although all tax credits are expected to be used before their expiration, sale of the properties will allow the Company to utilize tax credits sooner on its consolidated federal tax return. At September 30, 1999, the Company has a tax credit carryforward of $3.9 million.

The primary risk to the Company's results of operations from the affordable housing investments involves the maintenance of the tax credits. The Company has instituted several procedures which it believes will result in the maintenance of the tax credits. Those procedures include an outside audit of the individual LLP or LLC, including tenant compliance records, an outside audit of the original development costs, review of the LLP or LLC and tenant compliance records by the Company's staff, and a review of audit and compliance records of the LLP or LLC performed by WHEDA. The Company believes that it has maintained compliance on all of its properties and that through September 30, 1999, no income tax credits are at risk. Other risks of the affordable housing investments include the risks common to the owning and operating of apartment units.

Sources of Funds

GENERAL
The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, including brokered deposits, proceeds from principal and interest payment on loans, mortgage-backed and related securities and debt and equity securities, FHLB advances, and to a lesser extent, reverse repurchase agreements. Loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels, or they also may be used on a longer-term basis to support expanded lending or investment activities. The Company utilizes advances from the FHLB and reverse repurchase agreements as sources for its borrowings. The Company is currently utilizing its capital position to increase assets by investing in primarily mortgage-backed or REMIC securities with adjustable rates or short and medium terms, and financing the purchases with advances from the FHLB that generally match the expected maturity duration of the respective securities. At September 30, 1999 and 1998, the Company had advances from the FHLB of $607.5 million or 25.9% of total liabilities, and $452.1 million or 25.9% of total liabilities, respectively. At September 30, 1999 and 1998, the Company had reverse repurchase agreements outstanding of $177.7 million or 7.6% of total liabilities, and $30.6 million or 1.8% of total liabilities, respectively. Of the Company's outstanding FHLB advances at September 30, 1999, $277.5 million will mature before September 30, 2000.

DEPOSITS
The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of demand accounts (checking and money market demand accounts ("MMDA")), passbook, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas in which its branches are located, and the Company relies principally on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types of advertising and promotions to attract and retain deposit accounts also are used. Deposit promotions may involve the use of specific advertising for a type of deposit or it may include some form of pricing incentive: either a deposit product with a higher rate than currently offered by most competitors in the Company's market area, or a temporary pricing concession for a limited period of time. For several years, the Company also has used brokered deposits as a funding source for its business activities. The brokered deposits are used to fund the general operating activities of the Company and to fund the Company's mortgage-backed and related securities portfolio. At September 30, 1999, the Company had $421.8 million of brokered deposits, representing 28.4% of total deposits, compared to $214.9 million or 17.7% of total deposits at September 30, 1998. Maturities of brokered certificates range from three months to longer-term certificates and include certificates that are callable at the option of the Company. The Company has used brokered deposits to fund operational activities when such funds offer a better or quicker funding source than retail deposits or FHLB advances.

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

At September 30, 1999, the Company had outstanding $59.8 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                                        Amount at
                                                                    September 30,1999
                                                                    -----------------
                                                                      (In thousands)

         Three months or less.....................................       $ 12,418
         Over three through six months............................         22,347
         Over six months through twelve months....................         11,434
         Over twelve months.......................................         13,595
                                                                         --------
                             Total................................       $ 59,794
                                                                         ========


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


                                                             September 30,
                            -------------------------------------------------------------------------------
                                              1999                                     1998
                            --------------------------------------   --------------------------------------
                                             Percent     Average                      Percent     Average
                                            of Total      Stated                     of Total      stated
                               Amount       Deposits       Rate         Amount       Deposits       rate
                            -------------  -----------  ----------   -------------  -----------  ----------
                                                            (In thousands)
Demand deposits:
Non-interest bearing.......  $    73,906         5.0%        -        $    66,337         5.4%        -
    Interest bearing.......       68,621         4.6%     1.14%            61,821         5.1%     1.34%
Passbook accounts..........      115,638         7.8%     2.29%           133,282        11.0%     3.30%
Money market
    Demand accounts........      360,360        24.3%     4.29%           323,088        26.5%     4.81%
Certificates...............      865,778        58.3%     5.66%           632,346        52.0%     5.85%
                             -----------       ------                 -----------       ------
Total deposits.............  $ 1,484,303       100.0%     4.58%       $ 1,216,874       100.0%     4.75%
                             ===========       ======                 ===========       ======

                                        September 30,
                            --------------------------------------
                                              1997
                            --------------------------------------
                                             Percent     Average
                                            of Total      Stated
                               Amount       Deposits       Rate
                            -------------  -----------  ----------
                                        (In thousands)
Demand deposits:
    Non-interest bearing...  $    52,582         4.8%       -
    Interest bearing.......       54,126         5.0%     1.61%
Passbook accounts..........      105,356         9.7%     2.91%
Money market
    Demand accounts........      265,382        24.4%     4.87%
Certificates...............      609,690        56.1%     6.06%
                             -----------       ------
Total deposits.............  $ 1,087,136       100.0%     4.95%
                             ===========       ======

BORROWINGS AND OTHER FINANCING TRANSACTIONS
Although deposits are the Company's largest source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The primary source of borrowing is advances from the FHLB which are collateralized by the capital stock of the FHLB held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB will advance to member institutions for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the OTS and the FHLB. At September 30, 1999, the Company's FHLB advances totaled $607.5 million, representing 25.9% of total liabilities, up from the $452.1 million outstanding at September 30, 1998. At September 30, 1999, the Company had additional borrowing capacity of $80.5 million from the FHLB; however, additional securities may have to be pledged as collateral and additional FHLB stock may have to be purchased.

Of the Company's outstanding FHLB advances at September 30, 1999, $362.5 million will mature before September 30, 2000. Included in the amount maturing within one year are $250.0 million of convertible fixed rate advances ("CFA" or "CFAs"). A CFA is an advance that allows the FHLB to demand repayment prior to the stated maturity date of the advance in accordance with its contractual terms. In the event interest rates rise, the FHLB will more than likely exercise its right to demand repayment of the CFA. In that case, the Bank will have the option of seeking alternative funding arrangements, if necessary, which may be to enter into another CFA at the then prevailing interest rates or entering into other funding arrangements. At September 30, 1999, the $250.0 million of outstanding CFAs have a maturity of two to ten years and are putable by the FHLB during the next fiscal year and quarterly thereafter.

The Company also utilizes reverse repurchase agreements as a funding source. A reverse repurchase agreement is a transaction between the Company and a broker whereby the Company borrows money against a specific asset, generally a mortgage-backed and related security, for a set interest rate for a specified term. The reverse repurchase agreements generally have terms of 30 to 60 days. However, at September 30, 1999, the Company had one callable reverse repurchase agreement with a term of six months. At September 30, 1999 and 1998, the Company had $177.7 million and $30.6, respectively, of reverse repurchase agreements.

The Company's borrowings from time to time include Federal funds purchased. At September 30, 1999 and 1998, the Company had $25.0 million and zero, respectively, of Federal funds purchased.

The line of credit was established by the Company for purposes of funding corporate activities of the Company. These typically include dividends, share repurchases and acquisitions such as the Kilbourn State Bank and Reliance Bancshares, Inc. acquisitions. Dividends received from the Bank are used as the primary source of cash to pay principal and interest on the line of credit. The line of credit has a maximum borrowing amount of $30.0 million and is collateralized by the stock of the Bank. At September 30, 1999 and 1998, the Company had $21.0 and $18.0 million, respectively, outstanding on the line of credit.

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



                                                                     At or for the year ended September 30,
                                                                     ---------------------------------------
                                                                        1999         1998          1997
------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
FHLB advances:
      Average balance outstanding...............................      $ 580,842     $ 402,929     $ 388,802
      Maximum amount outstanding at any month-end during
            the year............................................        645,051       469,051       422,569
      Balance outstanding at end of year........................        607,546       452,051       385,056
      Weighted average interest rate during the year (1)........          4.94%         5.56%         5.67%
      Weighted average interest rate at end of year.............          5.02%         5.41%         5.66%
Reverse repurchase agreements:
      Average balance outstanding...............................      $ 125,210     $  15,116     $   5,425
      Maximum amount outstanding at any month-end during
            the year............................................        205,010        30,550        22,481
      Balance outstanding at end of year........................        177,654        30,550        22,481
      Weighted average interest rate during the year (1)........          4.29%         2.31%         5.60%
      Weighted average interest rate at end of year.............          5.35%         0.32%         5.80%
Bank line of credit
      Average balance outstanding...............................      $  24,750     $   9,000     $   5,615
      Maximum amount outstanding at any month-end during
            the year............................................         30,000        18,000        12,000
      Balance outstanding at end of year........................         21,000        18,000        11,000
      Weighted average interest rate during the year (1)........          6.39%         6.94%         6.89%
      Weighted average interest rate at end of year.............          6.62%         6.74%         6.93%

Total advances, reverse repurchase agreements and bank line of credit:

      Average balance outstanding...............................      $ 730,802     $ 427,045     $ 399,842
      Maximum amount outstanding at any month-end during
            the year............................................        851,601       517,601       439,875
      Balance outstanding at end of year........................        806,200       500,601       418,537
      Weighted average interest rate during the year (1)........          4.99%         5.51%         5.69%
      Weighted average interest rate at end of year.............          5.16%         5.16%         5.70%




(1) Computed on the basis of average daily balances.


SUBSIDIARY ACTIVITIES
During the fiscal year ended September 30, 1999, the Bank had three wholly owned subsidiaries: St. Francis Insurance Services Corporation ("SF Insurance"), St. Francis Equity Properties, Inc., and SF Investment Corporation ("SF Investment").

SF Insurance. SF Insurance is a Wisconsin corporation and offers fixed annuities, indexed annuities, life insurance, disability income and survivorship life sold exclusively through licensed agents who also are employees of the Bank. The Bank is reimbursed by SF Insurance for administration and sales services provided by the Bank to SF Insurance. At September 30, 1999, the Bank's total investment in SF Insurance was approximately $283,000, and SF Insurance's assets of $278,000 consisted primarily of cash.

SF Equity Properties. SFEP is a Wisconsin corporation incorporated in February 1993 to own, operate and develop multi-family rental property, either as a limited partner or through other ownership status, for investment and subsequent resale. Properties include projects for low-to-moderate income housing, which would qualify for tax credits under Section 42 of the Code. SFEP is currently a limited partner in 12 projects within the state of

Wisconsin. Additionally, the Bank has provided financing to all of the projects. However, the primary return to the Company on these projects' is in the form of tax credits earned over the first ten years of the projects life. At September 30, 1999, the Bank had loans outstanding to such projects of $13.5 million. At September 30, 1999, the Bank's total investment in SFEP was approximately $5.8 million and SFEP assets of $29.8 million consisted primarily of its interests in the properties developed.

SF Investment. SF Investment is a company incorporated in Nevada for the purpose of managing a portion of the Bank's investment portfolio. At September 30, 1999, the Bank's total investment in SF Investment was approximately $251.6 million and the assets consisted primarily of mortgage-related securities.

PERSONNEL

As of September 30, 1999, the Company had 374 full-time employees and 122 part-time employees. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good.

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

CORPORATE ALTERNATIVE MINIMUM TAX
From time to time the Company may be subject to alternative minimum tax on its corporate income tax returns. The alternative minimum tax is calculated at a rate of 20% on alternative minimum taxable income as defined in the Internal Revenue code. The Company's actual tax payment is then based on the higher of its regular tax liability or its alternative minimum tax.

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

HOLDING COMPANY REGULATIONS
The Company must obtain approval from the OTS before acquiring control of more than 5% of the voting shares of another institution whose deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. (See "New Financial Services Act" below for further applicable regulation).

REGULATION OF FEDERAL SAVINGS BANKS
The OTS has extensive regulatory, supervisory and enforcement authority over the operations of the Company, the Bank and their affiliated parties. This regulation and supervision established a comprehensive framework of activities in which the entities can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Bank is required to file periodic reports with the OTS Regional Director and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted, examiners may, among other things, require the Bank to provide for higher general or specific loan loss reserves or write down the value of certain assets. The last regular examination by the OTS was in October 1998.

ASSESSMENTS
Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's OTS assessment for the three month period ended June 30, 1999 was $189,000, based on Bank assets as of March 31, 1999 of $2.3 billion and the current OTS assessment rate.

QUALIFIED THRIFT LENDER REQUIREMENT
In order for the Bank to exercise the powers granted to SAIF-insured institutions and maintain full access to FHLB advances, it must qualify as a qualified thrift lender ("QTL"). Under the HOLA and OTS regulations, a savings institution is required to maintain a level of qualified thrift investments equal to at least 65% of its "portfolio assets" (as defined by statute) on a monthly basis for nine out of 12 months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of the residential mortgages and related investments. As of

September 30, 1999, the Company maintained 91.4% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

FEDERAL REGULATIONS
The Bank is subject to federal regulations which address various issues including, but not limited to, insurance of deposits, capital requirements, and community reinvestment requirements.

NEW FINANCIAL SERVICES ACT
On November 12, 1999 the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act" or "Act") was signed into law. The new law does a number of things intended to increase competition in the financial services area, including repealing sections of the 1933 Glass-Steagall Act so that financial firms, such as banks, securities and insurance firms can affiliate with each other, through the formation of financial holding companies. The Act appoints the Federal Reserve as the "umbrella" regulator for such entities. The Act also restricts the chartering and transferring of unitary thrift holding companies, although it does not restrict the operations of unitary holding companies which were in existence prior to May 4, 1999, and which continue to meet the Qualified Thrift Lender Test and control only a single savings institution. The Company is a unitary holding company and it and the Bank presently meet these requirements. The Act adopts a number of consumer protections, including provisions aimed at protecting privacy of information and requiring disclosure of ATM usage charges. Many of the Act's provisions require regulatory action, including the promulgation of regulations, to become effective and it is too early to assess the eventual impact of the Act on either the financial services industry in general or the specific operations of the Company and the Bank.

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

Under the Federal Deposit Insurance Act (the "FDI Act"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or SAIF. Management of the Company does not know of any practice, condition or violation that might lead to the termination of deposit insurance. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Regulatory Legislative Developments."


CAPITAL REQUIREMENTS

OTS REGULATION
For the fiscal years ended September 30, 1999 and 1998, the OTS capital regulations require savings institutions to meet two capital standards: (i) "tier 1 core capital" in an amount not less than 4% of adjusted total assets and
(ii) "risk-based capital" of at least 8% of risk-weighted assets. Savings institutions must meet both standards to comply with the capital requirements.

The following table summarizes the Bank's capital ratios and the ratios required by federal regulations:



                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                For Capital           Prompt Corrective
                                          Actual             Adequacy Purposes        Action Provisions
                                   ----------------------  -----------------------  ----------------------
                                    Amount      Ratio        Amount       Ratio       Amount      Ratio
---------------------------------  ---------  -----------  ------------  ---------  -----------  ---------
                                                               (In thousands)
As of September 30, 1999:
Tangible capital..............       144,222       5.82%    >  99,136     > 4.0%    > 123,921   >  5.0%
                                                            -             -         -           -
Core capital .................       144,222       5.82%    >  99,136     > 4.0%    > 123,921   >  5.0%
                                                            -             -         -           -
Tier 1 risk-based capital.....       144,222       9.98%    >  57,803     > 4.0%    >  86,704   >  6.0%
                                                            -             -         -           -
Risk-based capital............       153,578      10.63%    > 115,606     > 8.0%    > 144,507   > 10.0%
                                                            -             -         -           -
As of September 30, 1998:

Tangible capital..............       119,843       6.48%    >  73,966     > 4.0%    >  92,458   >  5.0%
                                                            -             -         -           -
Core capital .................       119,843       6.48%    >  73,966     > 4.0%    >  92,458   >  5.0%
                                                            -             -         -           -
Tier 1 risk-based capital.....       119,843      10.23%    >  46,846     > 4.0%    >  70,270   >  6.0%
                                                            -             -         -           -
Risk-based capital............       127,373      10.88%    >  93,693     > 8.0%    > 117,116   > 10.0%
                                                            -             -         -           -


Unrealized gains and losses on securities available for sale are not included in the above tangible, core and risk-based capital amounts. At September 30, 1999, if all available for sale securities were sold and the unrealized losses were recognized, the Bank's capital ratios would exceed those required to be well capitalized.

COMMUNITY REINVESTMENT ACT
Under the Community Reinvestment Act of 1977, as amended (the "CRA"), a depository institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal regulators to assess the institution's record of meeting with the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings and requires an institution's primary regulator to provide a written evaluation of an institution's performance. The Bank's latest CRA rating, received in November 1998, was "Outstanding."

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

Members of the FHLB-Chicago are required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. Further, at no time shall advances (borrowings) from the FHLB-Chicago exceed 20 times the amount paid by such member for FHLB-Chicago capital stock. The Bank is in compliance with these requirements with a total investment in FHLB-Chicago stock of $30.8 million at September 30, 1999.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions and make advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At September 30, 1999, the Bank had $607.5 million in advances from the FHLB-Chicago. See "Business of the Company."

RESERVE REQUIREMENTS
Regulation D, promulgated by the Federal Reserve Board ("FRB"), imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts). Under Regulation D, a depository institution must maintain average daily reserves equal to 3% on the first $46.5 million of transaction accounts. There is no reserve requirement on non-personal deposits. In addition, the first $4.9 million of otherwise reservable liabilities are exempt from the reserve requirement. The Bank must reserve for transaction accounts in excess of $46.5 million in an amount equal to 10% of such excess. These percentages and tranches are subject to adjustment by the FRB. As of September 30, 1999, the Bank met Regulation D reserve requirements.

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

Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors. However, recent legislation permits the Bank to make loans to executive officers, directors and principal stockholders on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. It is a violation for an insider to knowingly receive, or permit a related interest to receive, a loan that violates applicable regulations. The Bank has not been significantly affected by such restrictions on loans to insiders.

TRANSACTIONS WITH AFFILIATES
The Bank is required to comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates. Generally, Sections 23A and 23B limit the extent to which the insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions. Exemptions from 23A or 23B may be granted only by the FRB. The Company has not been significantly affected by such restrictions on transactions with affiliates.

FEDERAL SECURITIES LAWS
The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities and Exchange Act of 1934, under which the Company is subject to various restrictions and requirements.

ITEM 2.  PROPERTIES

The Company conducts its business through 22 full-service locations, two limited service offices in residential retirement communities and four loan production offices. Eleven of the full-service branches are located in Milwaukee County, five are in Waukesha County, four are in Washington County, one in Ozaukee County, and one is in Walworth County. Management believes the current facilities are adequate to meet the present and immediately foreseeable needs of the Company. The total net book value of property owned by the Company was $22.1 million at September 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the three months ended September 30, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected, nor are there any family relationships among them.

JAMES S. ECKEL, age 44, is an Executive Vice President of the Bank. Mr. Eckel has held his position with the Bank since January 1999. Prior to that Mr. Eckel was a Senior Vice President of the Bank.

JUDITH M. GAUVIN, age 41, is an Executive Vice President of the Bank. Ms. Gauvin has held her position with the Bank since October 1999. Prior to that Ms. Gauvin was a Senior Vice President of the Bank.

JAMES C. HAZZARD, age 54, is an Executive Vice President of the Bank. Mr. Hazzard has held his position with the Bank since September 1997. From November 1994 to September 1997, Mr. Hazzard was President of Bank Wisconsin.

WILLIAM R. HOTZ, age 54, is Secretary and is an Executive Vice President of the Company and of the Bank. Mr. Hotz joined the Company in those positions in May 1997 and was appointed an Executive Vice President of the Bank in September 1997. Prior to joining the Company and the Bank, Mr. Hotz was a shareholder of the law firm of von Briesen, Purtell & Roper, s.c.

WILLIAM T. JAMES, age 40, is an Executive Vice President of the Company and the Bank. Mr. James has held those positions since January 1999. Mr. James was a Senior Vice President of the Company and the Bank from 1997 to 1999. Prior to 1997, Mr. James was an Assistant Vice President of the Company and a Vice President of the Bank.

BRADLEY J. SMITH, age 44, is an Executive Vice President of the Bank. Mr. Smith became Executive Vice President of the Bank in January 1997. Prior to joining the Bank, Mr. Smith was a Senior Vice President of Provident Bank in Cincinnati, Ohio.

JON D. SORENSON, age 44, is Chief Financial Officer and Treasurer and is an Executive Vice President of the Company and of the Bank. Mr. Sorenson became Chief Financial Officer and Treasurer of the Company in November 1992, and of the Bank in September 1997. From December 1992 to September 1997, Mr. Sorenson was a Senior Vice President of the Bank.

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

As of September 30, 1999, there were approximately 1,250 holders of record and approximately 3,000 beneficial holders owning a total of 10,156,770 shares.

The Company paid quarterly dividends of $0.05 per share starting in November 1995, increased the dividend to $0.06 per share in November 1996, increased it again to $0.07 per share in November 1997, increased it again to $0.08 per share in November 1998, and increased it again to $0.09 per share in November, 1999. No dividends were paid prior to November 1995. While there can be no assurance of the payment of future dividends, the Company anticipates that future dividends, if paid, would be paid on a quarterly basis in February, May, August and November. Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including regulatory restrictions which affect the payment of dividends by the Company's subsidiaries to the Company.

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

The Company's most recent share repurchase program for approximately 480,000 shares was completed on February 4, 1999 at an average price of $18.73 per share. This was the ninth such repurchase program that the Company has undertaken. At September 30, 1999, an aggregate of 5,941,904 shares had been repurchased in all such repurchase programs at an average price of $13.01. On April 22, 1999, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding stock, or approximately 505,000 shares. The repurchase program is authorized to start April 29, 1999 and run through March 31, 2000. No shares have been purchased under this authorization through November 30, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.


----------------------------------------------------------------------------------------------------------------
                                                                      September 30,

                                                 1999         1998         1997         1996         1995
----------------------------------------------------------------------------------------------------------------
 SELECTED FINANCIAL DATA:                                               (In thousands)
 Total assets.................................$2,473,356   $1,864,176   $1,660,649   $1,404,116   $1,189,215
 Cash and cash equivalents....................    32,562       30,746       42,858       22,459       20,780
 Loans receivable, net........................ 1,113,392      855,132      712,875      610,699      513,308
 Mortgage loans held for sale.................     8,620       23,864       24,630       20,582        1,138
 Debt securities held to maturity.............       810        1,817        3,833        6,215       49,928
 Debt and equity securities available for
sale..........................................   216,649      109,061       56,247       60,001        4,142
 Mortgage-backed and related securities held
to maturity...................................    39,475       63,087       66,849       68,392      157,495
 Mortgage-backed and related securities
available for sale............................   919,879      634,003      620,716      519,766      360,077
 Real estate held for investment..............    28,402       29,997       51,476       36,865       24,264
 Real estate held for sale....................         -       20,772            -            -            -
 Deposits..................................... 1,484,303    1,216,874    1,087,136      877,684      688,348
 Advances from the FHLB and other borrowings..   834,738      504,677      420,228      375,034      345,681
 Shareholders' equity.........................   131,514      121,545      128,530      125,179      135,228




----------------------------------------------------------------------------------------------------------------
                                                                   Year Ended September 30,
                                                 1999         1998         1997         1996         1995
----------------------------------------------------------------------------------------------------------------
 SELECTED OPERATING DATA:                                   (In thousands, except per share data)
 Total interest and dividend income..........  $ 145,545    $ 117,909    $ 108,146     $ 92,097     $ 83,787
 Total interest expense......................     93,282       76,063       69,363       56,413       50,223
                                              -----------  -----------  -----------  -----------  -----------
    Net interest income before provision for
   loan losses...............................     52,263       41,846       38,783       35,684       33,564
 Provision for loan losses...................      1,920        2,300        1,280        1,300          240
                                              -----------  -----------  -----------  -----------  -----------
    Net interest income......................     50,343       39,546       37,503       34,384       33,324
 Other operating income, net
 Loan servicing and loan related fees........      2,016        2,125        1,813        1,258        1,276
 Impairment loss on mortgage-backed
securities...................................          -            -      (3,400)            -            -
 Securities gains/(losses)...................      (253)        1,243        2,015        3,420        3,674
 Gain on sales of mortgage loans held for
sale, net....................................      2,806        4,367        1,562        1,057          261
 Other operating income .....................     11,717       11,173        6,672        4,879        3,120
                                              -----------  -----------  -----------  -----------  -----------
    Total other operating income, net........     16,286       18,908        8,662       10,614        8,331
                                              -----------  -----------  -----------  -----------  -----------
 General and administrative expenses (1)....      43,563       41,831       32,903       31,622       22,679
                                              -----------  -----------  -----------  -----------  -----------
 Income before income tax expense...........      23,066       16,623       13,262       13,376       18,976
 Income tax expense.........................       6,410        1,826        1,544        2,911        6,277
                                              -----------  -----------  -----------  -----------  -----------
         Net income.........................   $  16,656    $  14,797    $  11,718     $ 10,465     $ 12,699
                                              ===========  ===========  ===========  ===========  ===========
         Basic earnings per share               $   1.78     $   1.51     $   1.17     $   0.96     $   1.09
                                              ===========  ===========  ===========  ===========  ===========
         Diluted earnings per share.........    $   1.70     $   1.43     $   1.10     $   0.91     $   1.05
                                              ===========  ===========  ===========  ===========  ===========
         Dividends per share................    $   0.32     $   0.28     $   0.24     $   0.20       n/a

 (1)General and administrative expenses for the year ended September 30, 1996 include a one-time special SAIF assessment of $4.2 million.


SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA  (CONT.)

----------------------------------------------------------------------------------------------------------------
                                                             At or For the Year Ended September 30,
                                                      1999         1998         1997         1996       1995
----------------------------------------------------------------------------------------------------------------

 SELECTED FINANCIAL RATIOS AND OTHER DATA:
 Performance Ratios (4):
    Return on average assets...................      0.75 %       0.87 %      0.77 %       0.82 %       1.10 %
    Return on average equity...................     13.12        11.29        9.17         7.81        10.02
    Shareholders' equity to total assets.......      5.32         6.52        7.74         8.92        11.37
    Average shareholders' equity to average          5.73         7.71        8.37        10.48        10.95
   assets......................................
    Dividend payout ratio......................     18.82        19.65       21.82        21.98          n/a
    Net interest spread during the period (1)..      2.33         2.47        2.45         2.56         2.56
    Net interest margin (1)....................      2.51         2.68        2.73         2.97         3.04
    General and administrative expenses to           1.97         2.46        2.16         2.47         1.96
   average assets
    Other operating income to average assets...      0.74         1.11        0.57         0.83         0.72
    Average interest-earning assets to average
      interest-bearing liabilities.............    103.93       104.41      105.82       108.73       110.37

 Asset Quality Ratios:
    Non-performing loans to gross loans (2)....      0.23         0.29        0.38         0.58         0.08
    Non-performing assets to total assets (2)..      0.13         0.16        0.21         0.28         0.53
    Allowance for loan losses to gross loans...      0.75         0.77        0.79         0.78         0.77
    Allowance for loan losses to
   non-performing loans (2)....................    329.44       263.19      207.08       134.11       943.52
    Allowance for loan losses to
   non-performing assets (2)...................    291.37       257.52      181.82       131.41        65.06
    Net charge-offs to average loans...........      0.04         0.12        0.30         0.03         0.06

 Regulatory Capital Ratios (3):
    Tangible ratio.............................      5.82         6.48        7.14         6.86         8.49
    Core ratio.................................      5.82         6.48        7.14         6.86         8.49
    Tier 1 risk-based ratio....................      9.98        10.23       11.66        12.60        16.57
    Total risk-based ratio.....................     10.63        10.88       12.21        13.12        17.18

 Other Data:
    Number of deposit accounts.................   136,292      128,643     119,575       96,880       88,391
    Number of real estate loans outstanding....     3,482        3,486       3,623        3,888        4,018
    Number of real estate loans serviced.......     9,046        8,479       7,672        7,101        6,579
    Mortgage loan originations (in thousands)..  $636,066     $505,849    $310,172     $238,234     $109,366
    Consumer loan originations (in thousands)..  $102,998     $ 93,700    $ 57,157     $ 61,378     $ 41,444
    Full service customer facilities...........        22           21          19           15           13



------------------------------------------------

(1) Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.
(2) Non-performing loans consist of nonaccrual loans and troubled debt restructurings. Non-performing assets consist of non-performing loans and foreclosed properties, which consist of real estate acquired by foreclosure or deed-in-lieu thereof.
(3) Capital ratios are those of St. Francis Bank, F.S.B. only for 1995 through 1999.
(4) Performance ratios for the year ended September 30, 1996 include the effects of the one-time special SAIF assessment of $4.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company is a bank holding company engaged in the financial services business serving southeastern Wisconsin through its wholly-owned subsidiary, the Bank.
In January 1999, the Company completed the acquisition of the stock of Reliance Bancshares, Inc., which was subsequently merged into the Bank.

The earnings of the Company depend on its level of net interest income and other operating income offset by general and administrative expenses and the level of low income housing credits. Net interest income is a function of the Company's net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of average ratio of interest-earning assets as compared to interest-bearing liabilities. Other operating income consists primarily of loan servicing fees, deposit charges, gains on sales of loans and securities, income from the operation of affordable housing properties and commissions on insurance, annuity and brokerage products. General and administrative expenses consist primarily of employee compensation and benefits, occupancy and equipment costs, expenses from operation of affordable housing properties, data processing and advertising expenses. The Company's affordable housing subsidiary generates tax credits which reduce the Company's federal income tax expense.

The Company's operating results are significantly affected by general economic conditions and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds likewise are heavily influenced by prevailing market rates of interest on competing investment alternatives, account maturities and the levels of personal income and savings in the Company's market areas.

YEAR 2000

The Company has completed its Year 2000 compliance activities. The Company's Year 2000 compliance efforts have included completing an inventory of all products and services that may be affected by Year 2000 date related issues. Each item was categorized as either mission critical, moderate or low priority depending on its importance to the operation of the Company's business activities. The remediation and testing of all critical, moderate and low priority systems is complete at this time. The project has been overseen by a steering committee composed of representatives from all areas of the Company and directed by the Company's Information Services division.

The Company is in compliance with the Federal Financial Institution's Examination Council ("FFIEC") Year 2000 directives that were published in 1996, which established policy guidelines and time frames to guide Year 2000 compliance. All management activities and plans have incorporated the FFIEC guidelines published to date. In addition, the Company is examined for Year 2000 readiness on a periodic basis by its primary federal regulator.

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

The Company utilizes a national third party provider for the bulk of its data processing needs. As a result, a large part of the Company's mission critical Year 2000 testing was for products and services processed by that service provider. The service provider completed the remediation and testing of its systems and has had its Year 2000 compliant systems in production since June 30, 1998. The Company successfully completed its testing of that system to verify that the service provider's system functions in the Year 2000 for those services used by the Company. The Company has no custom developed system code. Therefore, the remediation phase of the Company's Year 2000 plan did not include code renovation.

In addressing the Year 2000 issue, the Company also considered technology issues beyond its data processing activities. Non-data processing systems include equipment in use which is not defined as computer hardware or software. Such equipment could result in service or product breakdown if not Year 2000 compliant. As part of its Year 2000 plan, the Company addressed such items as alarm systems, elevators, keyless entry systems, telephone and data systems and others. The successful testing of all such systems has been completed.

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

The estimated costs of the Year 2000 issues are not expected to have a significant impact on the Company's results of operations, liquidity or capital resources. Direct costs of the Year 2000 issue have been estimated to not exceed $500,000 per year for the fiscal years ending September 30, 1999 and 2000. The primary direct costs include direct costs paid to vendors or others related to Year 2000 preparedness and the income statement effect of hardware and software purchased to replace items not Year 2000 compliant. The figure does not include costs considered by the Company to be indirect costs; primarily the time and effort of many of the Company's employees to prepare for the Year 2000 in addition to performing their normal work routines. The costs of the Year 2000 project are based on the Company's best estimates.

The Company presently believes that it has successfully completed its Year 2000 activities. However, unidentified Year 2000 issues could disrupt normal business operations. Although not expected at this time, the most likely worst case scenario includes the Company being unable to process some or all of its transactions on a temporary basis. Because of the nature of this scenario, the Company has established contingency plans for all mission critical services. All contingency plans have been completed at this time and have been tested and modified throughout 1999. The Year 2000 contingency plan have been designed to ensure that mission critical core banking processes will continue if one or more supporting system's fail, and to allow for limited transaction processing until the Year 2000 problems are fixed.

FINANCIAL CONDITION

Mortgage-backed and related securities, including securities available for sale, increased to $959.4 million at September 30, 1999 from $697.1 million at September 30, 1998, which represented 38.8% and 37.4% of total assets, respectively. The Company is utilizing its capital position to increase earning assets by investing in mortgage-backed and related securities with adjustable interest rates or with short and medium terms of two to five years because of their lower level of interest rate risk and low credit risk in relation to the interest earned. The assets are financed primarily with FHLB advances or brokered certificates of deposit that generally match the expected repricing period or average lives of the respective securities. The Company purchases mortgage-backed securities that are guaranteed by both government sponsored enterprises such as FHLMC, FNMA and GNMA as well as securities that are issued by private mortgage security conduits. These securities have credit ratings of A or better at the time of purchase and meet the Federal Financial Institutions Examination Council definition of low-risk securities. Mortgage-backed securities issued by government sponsored enterprises generally increase the quality of the Company's assets by virtue of the guarantees that back them. Private mortgage-backed securities generally will have a higher yield, but have a greater amount of credit risk since they are generally backed by non-conforming loans and neither the principal nor interest on such securities is guaranteed.

Net loans receivable, including loans held for sale, increased $243.0 million to $1.12 billion at September 30, 1999 from $879.0 million at September 30, 1998. In addition to the Company's efforts to grow its loan portfolio, the Company has been actively diversifying its loan portfolio in recent years and as a result, the increase included commercial real estate, single-family construction, home equity lines of credit, commercial and automobile lending. Gross commercial real estate and multi-family loans increased by $136.6 million to $412.5 million. The Company has made this an area of emphasis in recent years, allocating significant resources and personnel. Although interest rates rose during the year, it was still considered a favorable rate environment. The Company was therefore positioned to originate $210.2 million of commercial real estate and multi-family loans for the year ended September 30, 1999 compared with $145.2 million in the prior year. Single-family construction loans increased $32.0 million to $103.1 million. The Company has also emphasized this niche area in recent years and has a strong position in the market to take advantage of the higher-than normal demand for this product. As the interest rate and housing cycles change, expectations would be that this portion of the loan portfolio would decrease in size in relation to the rest of the loan portfolio. One to four family home mortgage loans increased $40.4 million to $294.4 million. As interest rates rose later in the current year, originations shifted from fixed-rate products to adjustable-rate ARM products, which the Company retained in its loan portfolio. It is anticipated that a majority of these loans may eventually convert to a fixed-rate product and be sold into the secondary market. Commercial loans increased $30.0 million to $123.9 million, reflecting the Company's continued commitment to this area also. Originations increased to $114.5 million loans for the year ended September 30, 1999 compared with $84.5 million in the prior year. Home equity lines of credit increased $13.7 million to $156.7 million and consumer loans increased $15.3 million to $149.0 million. Increases in all areas of the portfolio are the result of increased originations over the current year, offset by accelerated repayments. The growth in consumer loans is primarily the result of an increase of $12.1 million in indirect auto loans to $44.3 million.

Real estate held for investment and for sale decreased to $28.4 million at September 30, 1999, from $50.8 million at September 30, 1998, consisting of 12 affordable housing projects within the state of Wisconsin, which qualify for tax credits under Section 42 of the Internal Revenue Code. The decrease is due to the sale of 13 properties during fiscal year 1999 at a gain of $1.2 million. The Company is currently carrying forward affordable housing tax credits that it has not utilized on its tax returns. The decision to dispose of the 13 properties allows the Company to utilize the tax credits sooner on its consolidated federal tax return.

Deposits increased $267.4 million to $1.48 billion at September 30, 1999 from $1.22 billion at September 30, 1998. The increase in deposits was due primarily to increases of $37.3 million in money market demand account deposits, $233.4 million in certificates of deposit and $14.3 million in checking accounts, and a decrease of $17.6 million in passbook accounts. At September 30, 1999, certificates of deposits included $421.8 million in brokered certificates of deposit compared with $214.9 million at September 30, 1998, an increase of $206.9 million. The brokered deposits are generally used to fund the Company's leverage program, with terms from three months to ten years in maturity. The majority of the money market demand accounts are tied to a national money market fund index and compete with money market funds. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings increased to $834.7 million at September 30, 1999, from $504.7 million at September 30, 1998. The Company uses wholesale funding sources, primarily advances from the FHLB, to fund both its leveraging activities and to fund that part of loan growth not funded by growth in retail deposits.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL
Net income for the year ended September 30, 1999 increased $1.9 million or 12.8% to $16.7 million from $14.8 million for the year ended September 30, 1998. Factors causing the change in net income included a $10.4 million increase in net interest income before provision for loan losses, a $2.6 million decrease in other operating income offset by a decrease of $.4 million in the provision for loan losses, an increase of $1.7 million in general and administrative expenses and an increase of $4.6 million in income tax expenses.

NET INTEREST INCOME
Net interest income before provision for loan losses increased $10.4 million or 24.9% to $52.3 million for the year ended September 30, 1999 compared to $41.8 million for the year ended September 30, 1998. The increase was due to an increase of $522.0 million in average earning assets, partially offset by a decrease in the net interest margin to 2.51% in 1999 from 2.68% in 1998. While the Company has adopted interest rate risk policies in an effort to protect net interest income from significant increases or decreases in interest rates, the Company's net income could still be affected by a narrowing of its net interest rate spread.

Total interest income increased $27.6 million or 23.4% to $145.6 million for the year ended September 30, 1999 compared to $117.9 million for the year ended September 30, 1998. The increase in interest income was primarily the result of increases of $12.7 million in interest on loans, $9.4 million in interest on mortgage-backed and related securities and $5.6 million in interest in debt and equity securities. The increase in interest on loans was due to an increase in the average balance of loans to $992.8 million for the year ended September 30, 1999, compared to $800.8 million for the year ended September 30, 1998, partially offset by a decrease in the average yield on loans which decreased to 8.11% for the year ended September 30, 1999, from 8.46% for the year ended September 30, 1998. The increase in interest on interest mortgage-backed and related securities was due to an increase in the average balance to $869.1 million for the year ended September 30, 1999, compared to $643.2 million for the year ended September 30, 1998, partially offset by a decrease in the average yield on mortgage-backed securities which decreased to 6.05% for the year ended September 30, 1999, from 6.72% for the year ended September 30, 1998. The increase in interest on debt and equity securities was due to an increase in the average balance to $177.7 million for the year ended September 30, 1999, compared to $73.6 million for the year ended September 30, 1998, partially offset by a decrease in the average yield on debt and equity securities which decreased to 5.53% for the year ended September 30, 1999, from 5.82% for the year ended September 30, 1998. The increase in the average balance of loans includes the acquisition of $25.7 million in net loans from Reliance, but is due primarily to the Company's efforts to increase its emphasis on commercial and consumer lending. The increase in the average balances of mortgage-backed and related securities and debt and equity securities is due primarily to the Company's efforts to fully leverage its capital. The decrease in the average yields is due primarily to the lower interest rate environment in effect during the year as compared to historical rates. As loans and securities repay and/or mature, they are replaced in the Company's portfolios by new loans and securities, which generally have lower interest rates than those previously put in the portfolio.

Total interest expense increased $17.2 million or 22.6% to $93.3 million for the year ended September 30, 1999 compared to $76.1 million for the year ended September 30, 1998. Interest expense on deposits increased $5.1 million or 9.8% to $57.4 million for the year ended September 30, 1999 compared to $52.3 million for the year ended September 30, 1998. The average balance of deposits increased to $1.29 billion for the year ended September 30, 1999, from $1.06 billion for the year ended September 30, 1998. The increases in the balances of deposits are due to growth in retail deposit products and an increase in brokered certificates of deposit. The average cost of deposits decreased to 4.46% for the year ended September 30, 1999, from 4.94% for the year ended September 30, 1998. Brokered deposits increased to $421.8 million during the year compared to $214.9 million in 1998 at weighted average stated rates of 6.08% and 6.15%, respectively. The higher cost of the brokered certificates reflects the use of longer-term callable brokered deposits to fund the Company's leverage program. The Company then, in effect, lowers the cost of the deposits through the use of interest rate swaps to rates approximating short-term rates. This funding then matches the interest rate characteristics of the related asset, which is generally a short-term adjusting mortgage-backed security. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's deposit portfolio other than brokered certificates.

PROVISION FOR LOAN LOSSES
The provision for loan losses decreased $.4 million or 16.5% to $1.9 million for the year ended September 30, 1999 compared with $2.3 million for the year ended September 30, 1998. The allowance for loan losses totaled $9.4 million and $7.5 million at September 30, 1999 and 1998, respectively, representing 0.75% and 0.77% of total gross loans, respectively. The provision for loan loss is established based on management's evaluation of the risk inherent in its loan portfolio and the general economy.

OTHER OPERATING INCOME
Other operating income decreased $2.6 million or 16.1% to $16.3 million for the year ended September 30, 1999 compared to $18.9 million for the year ended September 30, 1998. The decrease was primarily due to decreases in gains on sales of mortgage loans, gains on securities, income from the Company's affordable housing subsidiary and other income, partially offset by a gain on the sale of real estate held for sale and increases in deposit fee income. Gains on the sale of mortgage loans decreased to $2.8 million for the year ended September 30, 1999 compared with $4.4 million for the prior year. The level of gains on loans is highly dependent on the interest rate environment and resulting level of origination of mortgage loans. The recent increase in interest rates on mortgage loans has resulted in a lower level of loan originations and also in a higher proportion of adjustable rate mortgage loans which the Company retains in its own portfolio. The Company generally realizes less gain on the sale of loans than during periods of rising interest rates. Losses on investments and mortgage-backed and related securities were $253,000 for the year ended September 30, 1999, compared to gains of $1.2 million for the year ended September 30, 1998. The Company does not consider gains on the sale of securities as a predictable source of earnings, as such sales are based on the Company's ongoing review of the individual securities within the Company's available for sale portfolio whereby securities may be sold and replaced with ones that offer a different combination of interest income, interest rate risk or credit risk than the security sold. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) decreased to $3.7 million from $5.1 million for the years ended September 30, 1999 and 1998, respectively. This was due to sale of 13 affordable housing properties on which the Company realized gains of $1.2 million for the year ended September 30, 1999. Deposit fees and service charges increased to $4.2 million for the year ended September 30, 1999 compared with $3.5 million in the prior year. The Company has been increasing its mix of deposit accounts that generate various fee incomes such as overdraft fees and ATM surcharges. Other operating income for the year ended September 30, 1998 includes $795,000 related to a refund of state income taxes related to a prior year's tax audit. The interest portion of the refund is included in other operating income while the portion that is a refund of previous taxes paid reduces income tax expense.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $1.8 million or 4.4% to $43.6 million for the year ended September 30, 1999, compared to $41.8 million for the year ended September 30, 1998. The increase in general and administrative expenses was due primarily to increases in compensation and benefits and office building and equipment expenses, partially offset by a decrease in affordable housing expenses. The compensation, office building and equipment expenses increased due to the Company's increasing level of banking assets, the addition of physical branch locations and expansion of newer lines of business. In particular, the Company has expanded its commercial lending capabilities and put in place an investment products division. Included in these cost areas are the costs of the Year 2000 issue. The decrease in the affordable housing expenses is due to the sale of 13 affordable housing properties. Included in other general and administrative expenses for the year ended September 30, 1998 is $684,000 relating to a settlement of a lawsuit involving a contractor that went out of business before completing home improvement work on properties on which the Bank was the lender

INCOME TAX EXPENSE
Income tax expense increased by $4.6 million to $6.4 million for the year ended September 30, 1999 compared to $1.8 million for the year ended September 30, 1998. The Company's effective tax rate was 27.8% for the year ended September 30, 1999, compared to 11.0% for the year ended September 30, 1998. The Company's effective tax rate is significantly lower than the combined federal and state tax rates due to the effect of the tax credits earned by the Company's affordable housing subsidiary. The increase in the effective tax rate is due to the aforementioned refund of state income taxes of $780,000 included in the prior year, and the decrease in tax credits earned by the Company's affordable housing subsidiary due to the sale of 13 properties in the current year. Income tax credits decreased to $3.0 million for the year ended September 30, 1999, compared to $4.2 million in the prior year. The Company is currently carrying forward tax credits that it has not utilized on its tax returns. The decision to dispose of several properties will allow the Company to utilize the tax credits sooner on its consolidated federal tax return.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL
Net income for the year ended September 30, 1998 increased $3.1 million or 26.3% to $14.8 million from $11.7 million for the year ended September 30, 1997. Factors causing the change in net income included a $3.1 million increase in net interest income before provision for loan losses and a $10.2 million increase in other operating income offset by an increase of $1.0 million in the provision for loan losses and an increase of $8.9 million in general and administrative expenses. Included in other operating income for the prior year was an impairment loss of $3.4 million on mortgage-backed and related securities.

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

Total interest income increased $9.8 million or 9.0% to $117.9 million for the year ended September 30, 1998 compared to $108.1 million for the year ended September 30, 1997. The increase in interest income was primarily the result of a $10.1 million increase in interest on loans. The increase in interest on loans was due to an increase in the average balance of loans to $800.8 million for the year ended September 30, 1998, compared to $677.9 million for the year ended September 30, 1997, partially offset by a decrease in the average yield on loans which decreased to 8.46% for the year ended September 30, 1998, from 8.50% for the year ended September 30, 1997. The decrease in the average yield is primarily due to the lower interest rate environment in effect during the year. As loans repay, they were replaced in the Company's portfolio by new loans which generally have lower interest rates than the loans previously put in the portfolio.

Total interest expense increased $6.7 million or 9.7% to $76.1 million for the year ended September 30, 1998 compared to $69.4 million for the year ended September 30, 1997. Interest expense on deposits increased $5.3 million or 10.2% to $52.3 million for the year ended September 30, 1998 compared to $47.0 million for the year ended September 30, 1997. The average balance of deposits increased to $1.12 billion for the year ended September 30, 1998, from $979.3 million for the year ended September 30, 1997. The increases in the balances of deposits are due to growth in retail deposit products and an increase in brokered certificates of deposit. The average cost of deposits decreased to 4.67% for the year ended September 30, 1998, from 5.03% for the year ended September 30, 1997. Brokered deposits increased to $214.9 million during the year compared to $140.8 million in 1997 at weighted-average stated rates of 6.15% and 6.49%, respectively.

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

OTHER OPERATING INCOME
Other operating income increased $10.2 million or 118.3% to $18.9 million for the year ended September 30, 1998 compared to $8.7 million for the year ended September 30, 1997. The increase was primarily due to a $3.4 million impairment loss in the prior year, increased gains on mortgage loans held for sale, increased deposit fee income, interest on a state tax refund and increased income from the Company's affordable housing subsidiary. The increases were partially offset by a decline in security gains. Gains on the sale of mortgage loans increased to $4.4 million for the year ended September 30, 1998 compared with $1.6 million for the prior year. The low level of interest rates in effect during the year resulted in a significant increase in the origination of fixed rate mortgage loans. The Company generally sells such loans in the secondary market and resulting gains were significantly higher than the prior year. Deposit fees and service charges increased to $3.5 million for the year ended September 30, 1998 compared with $2.2 million in the prior year. The Company increased its mix of deposit accounts that generate various fee incomes such as overdraft fees and ATM surcharges. The competitive market in which the Company operates also changed during 1998 to a greater acceptance of fee based services. Other operating income for the year ended September 30, 1998 includes $795,000 related to a refund of state income taxes related to a prior year's tax audit. The interest portion of the refund was included in other operating income while the portion that was a refund of previous taxes paid reduced income tax expense. Gains on investments and mortgage-backed and related securities were $1.2 million for the year ended September 30, 1998, compared to $2.0 million for the year ended September 30, 1997. The gains recognized were primarily due to declining interest rates and the Company's continuous review of its mortgage-backed securities portfolio. During the year the Company sold securities from its mortgage-backed securities portfolio and replaced them with similar securities with more favorable interest rate and maturity characteristics. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) increased to $5.1 million from $3.4 million for the years ended September 30, 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $8.9 million or 27.1% to $41.8 million for the year ended September 30, 1998, compared to $32.9 million for the year ended September 30, 1997. The increase in general and administrative expenses was primarily due to increases in: 1) compensation and benefits, 2) office building and equipment expenses, 3) an increase in affordable housing expenses and 4) the settlement of a borrower lawsuit which increased other operating expenses by $684,000. The compensation, office building and equipment expenses increased due to the Company's increased level of banking assets and expansion of new lines of business and its expansion of branch locations. Over the last several years, the Company put in place the organizational and physical structure necessary to expand its existing business lines and to increase its emphasis on newer lines of business. In particular, the Company expanded its commercial lending capabilities, increased the number of physical branch locations, put in place an investment products division and improved its level of technology. Included in these cost areas are the costs of the Year 2000 issue. The borrower lawsuit was brought in connection with a contractor that went out of business before completing home improvement work on properties on which the Bank was the lender. The settlement resulted in an expense of $684,000 over the course of the year.

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



AVERAGE BALANCE SHEET
The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income for the years ended September 30, 1999, 1998 and 1997, and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. The amount of interest income resulting from the recognition of loan fees was $630,000, $453,000 and $159,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Interest income on non-accruing loans is reflected in the year that it is collected. Such amounts are not material to net interest income or net change in net interest income in any year. Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Tax-exempt investments are immaterial and the tax-equivalent method of presentation is not included in the schedule. Interest rate swaps, which are accounted for as a hedge of the cost of various liabilities, are included in the category of the liability being hedged.


                                                                          YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------
AVERAGE BALANCE SHEET                                                  1999                             1998
                                                         ------------------------------------------------------
                                                                                AVERAGE
                                                           AVERAGE               YIELD/    AVERAGE
                                                           BALANCE   INTEREST    COST      BALANCE    INTEREST
                                                         ------------------------------------------------------
                                                                              (In thousands)
ASSETS
Federal funds sold and overnight deposits..............    $ 14,466    $   734    5.07 %    $ 21,370   $  1,177
Trading account securities.............................         350         26    7.43         1,047         78
Debt and equity securities.............................     177,732      9,833    5.53        73,604      4,282
Mortgage-backed and related securities.................     869,073     52,605    6.05       643,243     43,207
Loans:
  First mortgage.......................................     593,473     47,213    7.96       466,027     38,045
  Home equity..........................................     144,657     11,852    8.19       132,402     11,847
  Consumer.............................................     146,321     12,444    8.50       118,209     10,523
  Commercial and agricultural..........................     108,310      8,958    8.27        84,117      7,314
                                                         ----------------------           ----------------------
    Total loans........................................     992,761     80,467    8.11       800,755     67,729
Federal Home Loan Bank stock...........................      29,027      1,880    6.48        21,418      1,436
                                                         ----------------------           ----------------------
      Total earning assets.............................   2,083,409    145,545    6.99     1,561,437    117,909
                                                                    -----------                      -----------
Valuation allowances...................................    (16,877)                          (7,582)
Cash and due from banks................................      34,118                           29,292
Other assets...........................................     113,695                          116,901
                                                         -----------                      -----------
      Total assets.....................................  $2,214,345                       $1,700,048
                                                         ===========                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts.........................................    $ 71,995    $   831    1.15      $ 63,935    $   861
  Money market demand accounts.........................     351,849     14,767    4.20       282,199     13,866
  Passbook.............................................     125,403      3,277    2.61       128,046      4,187
  Certificates of deposit..............................     736,747     38,500    5.23       584,583     33,344
                                                         ----------------------           ----------------------
    Total interest-bearing deposits....................   1,285,994     57,375    4.46     1,058,763     52,258
Advances and other borrowings..........................     713,345     35,889    5.03       431,129     23,779
Advances from borrowers for taxes and insurance........       5,296         18    0.34         5,569         26
                                                         ----------------------           ----------------------
      Total interest-bearing liabilities...............   2,004,635     93,282    4.65     1,495,461     76,063
                                                                    -----------                      -----------
Non-interest bearing deposits..........................      70,903                           60,676
Other liabilities......................................      11,894                           12,896
Shareholders' equity...................................     126,913                          131,015
                                                         -----------                      -----------
Total liabilities and shareholders' equity.............  $2,214,345                       $1,700,048
                                                         ===========                      ===========
Net interest income....................................               $ 52,263                         $ 41,846
                                                                    ===========                      ===========
Net yield on interest-earning assets...................                           2.51 %
Interest rate spread...................................                           2.33
Ratio of earning assets to interest-bearing
  liabilities..........................................                         103.93







                                                          --------------------------------------------------
AVERAGE BALANCE SHEET                                                                     1997
                                                          --------------------------------------------------
                                                            AVERAGE                                 AVERAGE
                                                             YIELD/           AVERAGE                YIELD/
                                                             COST             BALANCE    INTEREST    COST
                                                          --------------------------------------------------
                                                                            (In thousands)
Federal funds sold and overnight deposits..............        5.51 %         $ 19,089   $  1,048    5.49 %
Trading account securities.............................        7.45              3,183        224    7.04
Debt and equity securities.............................        5.82             71,042      4,634    6.52
Mortgage-backed and related securities.................        6.72            627,393     43,266    6.90
Loans:
  First mortgage.......................................        8.16            419,827     34,460    8.21
  Home equity..........................................        8.95            101,962      9,555    9.37
  Consumer.............................................        8.90            107,972      9,337    8.65
  Commercial and agricultural..........................        8.70             48,169      4,249    8.82
                                                                            ----------------------
    Total loans........................................        8.46            677,930     57,601    8.50
Federal Home Loan Bank stock..........................         6.70             20,084      1,373    6.84
                                                                            ----------------------
      Total earning assets.............................        7.55          1,418,721    108,146    7.62
                                                                                       -----------
Valuation allowances...................................                        (7,394)
Cash and due from banks................................                         23,032
Other assets...........................................                         91,979
                                                                            -----------
      Total assets.....................................                     $1,526,338
                                                                            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts.........................................        1.35           $ 50,433    $   843    1.67
  Money market demand accounts.........................        4.91            216,715     10,306    4.76
  Passbook.............................................        3.27             91,586      2,617    2.86
  Certificates of deposit..............................        5.70            576,133     33,226    5.77
                                                                            ----------------------
    Total interest-bearing deposits....................        4.94            934,867     46,992    5.03
Advances and other borrowings..........................        5.52            399,842     22,338    5.59
Advances from borrowers for taxes and insurance........        0.47              5,967         33    0.55
                                                                            ----------------------
      Total interest-bearing liabilities...............        5.09          1,340,676     69,363    5.17
                                                                                       -----------
Non-interest bearing deposits..........................                         44,453
Other liabilities......................................                         13,384
Shareholders' equity...................................                        127,825
                                                                            -----------
Total liabilities and shareholders' equity.............                     $1,526,338
                                                                            ===========
Net interest income....................................                                  $ 38,783
                                                                                       ===========
Net yield on interest-earning assets...................        2.68 %                                2.73 %
Interest rate spread...................................        2.47                                  2.45
Ratio of earning assets to interest-bearing
  liabilities..........................................      104.41                                105.82


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



                                                               YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------------------------------------------
                                             1999 COMPARED TO 1998                   1998 COMPARED TO 1997
                                           INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                    ---------------------------------------- --------------------------------------
                                                           RATE/                                  RATE/
(In thousands)                         RATE     VOLUME     VOLUME     NET      RATE     VOLUME    VOLUME     NET
-------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Federal funds sold and
overnight
 deposits.......................      $  (93)   $ (380)     $  30   $ (443)     $   3   $  125     $   1    $  129
Trading account securities......            -      (52)         -      (52)        13    (150)       (9)     (146)
Debt and equity securities......        (210)     6,058     (297)     5,551     (501)      167      (18)     (352)
Mortgage-backed and related
 securities.....................      (4,271)    15,169   (1,500)     9,398   (1,124)    1,093      (28)      (59)
Loans:
   Mortgage.....................        (971)    10,404     (265)     9,168     (187)    3,793      (21)     3,585
   Home equity..................        (999)     1,096      (92)         5     (432)    2,853     (129)     2,292
   Consumer.....................        (470)     2,503     (112)     1,921       275      885        26     1,186
   Commercial and agriculture           (357)     2,104     (103)     1,644      (61)    3,171      (45)     3,065
                                      -------- --------- --------- --------- --------- -------- --------- ---------
     Gross loans receivable.....      (2,797)    16,107     (572)    12,738     (405)   10,702     (169)    10,128
Federal Home Loan Bank stock....         (49)       510      (17)       444      (26)       91       (2)        63
                                      -------- --------- --------- --------- --------- -------- --------- ---------
     Change in interest
     income.....................      (7,420)    37,412   (2,356)    27,636   (2,040)   12,028     (225)     9,763

INTEREST-BEARING LIABILITIES:...
Deposits:
   NOW accounts.................        (123)       109      (16)      (30)     (164)      226      (44)        18
   Money market demand
   accounts.....................      (2,022)     3,422     (499)       901       342    3,114       104     3,560
   Passbook.....................        (841)      (86)        17     (910)       378    1,042       150     1,570
   Certificates of deposit......      (2,796)     8,679     (727)     5,156     (364)      487       (5)       118
                                      -------- --------- --------- --------- --------- -------- --------- ---------
     Total deposits.............      (5,782)    12,124   (1,225)     5,117       192    4,869       205     5,266
Advances and other borrowings...      (2,089)    15,566   (1,367)    12,110     (285)    1,748      (22)     1,441
Advances from borrowers for
taxes and insurance.............          (7)       (1)         -       (8)       (5)      (2)         -       (7)
                                    ---------- --------- --------- --------- --------- -------- --------- ---------
     Change in interest
     expense....................      (7,878)    27,689   (2,592)    17,219      (98)    6,615       183     6,700
                                    ---------- --------- --------- --------- --------- -------- --------- ---------
     Change in net interest
     income.....................      $  458    $ 9,723    $  236   $10,417  $(1,942)  $ 5,413   $ (408)   $ 3,063
                                    ========== ========= ========= ========= ========= ======== ========= =========


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

In an attempt to manage vulnerability to interest rate changes, management monitors the Company's interest rate risks. The Company has established its investment strategies through an Asset/Liability Committee, which reports to the Board of Directors. The Committee generally meets monthly and reviews the Company's interest rate risk position, maturing securities and borrowings, interest rates and programs for raising deposits, including retail and brokered and nonbrokered wholesale deposits, and originating and purchasing of loans, and develops policies dealing with these issues. The Company seeks primarily to manage its interest rate risk through structuring its balance sheet by investing in a variety of different types of financial instruments in order to reduce its vulnerability to changes in interest rates and to enhance its income. The Company's assets and liabilities maturing and repricing within one year generally result in a negative one-year gap, which occurs when the level of liabilities maturing or repricing within one year are greater than the level of assets maturing or repricing within the same period of time. If interest rates were to rise significantly, and for a prolonged period, the Company's operating results could be adversely affected. The Company attempts to maintain a negative one-year gap of less than 15% of total assets. If in the estimation of management, the one-year gap exceeded or was soon to exceed that limit, actions would be taken to reduce the Company's exposure to rising interest rates.

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

The Company continues to monitor its interest rate risk as that risk relates to its strategies. At September 30, 1999, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $416.6 million, representing a negative cumulative one-year gap ratio of 16.9%, compared to a negative cumulative one-year gap ratio of 9.6% at September 30, 1998. Subsequent to September 30, 1999, the Company took several steps to lower its negative one-year gap to under 15%. The steps included, but were not limited to, lengthening the maturity structure of several of its funding sources including FHLB advances and brokered certificates of deposit. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect upon its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which results in the reinvestment of such proceeds at market rates which are lower than current rates.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999:


                                                              More than   More than
                                         Within     Four to   One Year     Three
                                          Three     Twelve    to Three   Years to     Over Five
                                         Months     Months      Years    Five Years     Years      Total
                                       -------------------------------------------------------------------
                                                             (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
      Fixed...........................   $ 54,648   $ 41,407   $ 49,368   $ 32,976   $ 47,034   $ 225,433
      Variable........................    143,987     98,094    117,228    149,678     75,642     584,629
Consumer loans (2)....................    158,632     58,316     40,674     28,526     17,181     303,329
Mortgage-backed and related
 securities...........................      6,087     12,325     16,625      4,438          -      39,475
Assets available for sale:
      Mortgage loans..................      8,620          -          -          -          -       8,620
      Fixed rate mortgage related.....     81,713    141,015    240,132     75,221     20,823     558,904
      Variable rate mortgage related..    271,121     89,854          -          -          -     360,975
      Investment securities...........     72,379      3,501     96,108     44,661          -     216,649
Trading account securities............          -          -          -          -          -           -
Other assets..........................     34,315          -          -        810          -      35,125
Impact of interest rate swaps.........     20,000          -    (20,000)         -          -           -
                                       -------------------------------------------------------------------
      Total...........................   $851,502   $444,512   $540,135   $336,310   $160,680 $ 2,333,139
                                       ===================================================================
INTEREST-BEARING LIABILITIES:
Deposits: (3)
      NOW accounts....................   $  6,506   $ 19,521   $ 26,727   $ 10,608   $  6,981   $  70,343
      Passbook savings accounts.......      3,730     11,192     22,665     15,614     32,537      85,738
      Money market deposit accounts...     92,536    277,607     13,837      3,459      1,153     388,592
      Certificates of deposit.........    193,609    287,332     54,491     95,518    234,774     865,724
Borrowings (4)........................    490,550          -    319,188     25,000          -     834,738
Impact of interest rate swaps ........    330,000          -          -    (95,000)  (235,000)          -
                                       -------------------------------------------------------------------
      Total........................... $1,116,931   $595,652   $436,908   $ 55,199   $ 40,445 $ 2,245,135
                                       ===================================================================

Excess (deficiency) of interest-
 earning assets over interest-
 bearing liabilities.................. $ (265,429) $(151,140)  $103,227   $281,111   $120,235   $  88,004
                                       ===================================================================

Cumulative excess (deficiency) of
 interest-earning assets over
interest-bearing liabilities.......... $ (265,429) $(416,569) $(313,342) $ (32,231)  $ 88,004
                                       =======================================================

Cumulative excess (deficiency) of
 interest-earning assets over
 interest- bearing liabilities as a
 percent of total assets..............    (10.74%)   (16.85%)   (12.67%)    (1.30%)      3.56%
                                       =======================================================


(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics, modified for forecasted statistics using the Public Securities Association model of prepayments. For fixed rate mortgage loans and mortgage-backed and related securities, annual prepayment rates ranging from 8% to 30%, based on the loan coupon rate, were used.
(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $117.6 million at September 30, 1999.
(3) Although the Company's NOW accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $550.2 million or 22.2% of total assets.
(4) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

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

In order to measure earnings sensitivity the Corporation utilizes a dynamic gap analysis. The dynamic gap analysis involves analyzing the impact on contractual repricing and maturity characteristics for rate sensitive assets, liabilities, and off balance sheet instruments adjusted for the anticipated impact on repricing, prepayment, and option features for different interest rate scenarios (various parallel yield curve shifts). A dynamic consolidated gap position is then analyzed for the impact on net interest income in the various environments. The Corporation's consolidated one year negative gap is -16.13% as of September 30, 1999. The projected sensitivity on net interest income for an immediate and parallel upward yield curve shift of 100 and 200 basis points is -6% and -13% respectively.

The Corporation further measures interest rate risk by analyzing the impact of changing interest rates on the Corporation's market value portfolio equity (market value adjusted capital). The market value portfolio equity analysis involves analyzing the market value of all rate sensitive assets and liabilities under different interest rate and prepayment environments. The change in the market value portfolio equity for changes in interest rates is measured against its current base case. This sensitivity is monitored and compared to desired internal levels and current industry standards. The consolidated market value portfolio equity sensitivity to an immediate and parallel upward yield curve shift of up 100 and 200 basis points is -11% and -39% respectively.

The Company enters into interest rate exchange agreements ("swaps") from time to time in order to reduce the interest rate risk associated with certain liabilities. The agreements have been both fixed-pay, floating-receive swaps whereby the Company pays interest at a fixed rate and receives interest at a floating rate based on a notional amount of principal, locking in a fixed cost of funds and fixed-receive, floating-pay swaps whereby the Company receives interest at a fixed rate and pays interest at a floating rate based on a notional amount of principal, locking in a floating cost of funds. The net interest income or expense resulting from the differential between exchanging floating rate and fixed rate interest payments is recorded on a current basis. There are certain risks associated with swaps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the swap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into swap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps and the correlation between the hedged liabilities and indices utilized. Generally, the swaps have been designed to more accurately match the interest cash flows of certain liabilities used to fund specific assets to the interest rate characteristics of those assets. However, there is no assurance that in the event interest rates change, the swaps will move on the same basis or in the same amounts as its cost of funds. At September 30, 1999 and 1998, the Company had interest rate swaps outstanding with a notional amount of $350.0 million and $225.0 million, respectively. $350.0 million is the largest aggregate notional amount of the Company's interest rate swaps at any one time over the past five years. The agreements consist of the following:



  Notional
   Amount                                              Maturity         Call           Fixed          Variable
   (000s)                     Type                       Date           Date            Rate            Rate
-------------------------------------------------------------------------------------------------------------------

  $10,000          Fixed Pay-Floating Receive            2000      not applicable       6.75%           6.25%
   10,000          Fixed Pay-Floating Receive            2001      not applicable       7.05            6.41
   15,000          Fixed Receive-Floating Pay            2003           1999            6.00            5.13
    5,000          Fixed Receive-Floating Pay            2003           1999            6.47            5.52
    5,000          Fixed Receive-Floating Pay            2003           1999            6.43            5.52
   15,000          Fixed Receive-Floating Pay            2005           1999            6.10            5.14
   10,000          Fixed Receive-Floating Pay            2008           1999            5.85            5.37
   15,000          Fixed Receive-Floating Pay            2009           1999            7.00            5.36
   10,000          Fixed Receive-Floating Pay            2004           2000            6.00            5.39
   10,000          Fixed Receive-Floating Pay            2004           2000            6.00            5.23
   10,000          Fixed Receive-Floating Pay            2004           2000            6.00            5.40
   10,000          Fixed Receive-Floating Pay            2004           2000            6.05            5.41
   10,000          Fixed Receive-Floating Pay            2004           2000            6.63            5.20
   10,000          Fixed Receive-Floating Pay            2004           2000            7.00            5.42
   15,000          Fixed Receive-Floating Pay            2004           2000            6.50            4.56
    5,000          Fixed Receive-Floating Pay            2004           2000            6.50            5.02
   15,000          Fixed Receive-Floating Pay            2005           2000            6.00            5.36
   15,000          Fixed Receive-Floating Pay            2005           2000            6.25            5.38
   10,000          Fixed Receive-Floating Pay            2006           2000            6.13            5.20
   10,000          Fixed Receive-Floating Pay            2006           2000            7.00            5.40
   15,000          Fixed Receive-Floating Pay            2007           2000            7.05            5.20
   10,000          Fixed Receive-Floating Pay            2007           2000            7.13            5.20
   15,000          Fixed Receive-Floating Pay            2007           2000            6.90            5.13
   15,000          Fixed Receive-Floating Pay            2008           2000            6.30            5.31
   10,000          Fixed Receive-Floating Pay            2009           2000            6.00            5.21
   10,000          Fixed Receive-Floating Pay            2009           2000            6.00            5.17
   10,000          Fixed Receive-Floating Pay            2009           2000            6.05            5.25
   10,000          Fixed Receive-Floating Pay            2009           2000            6.25            5.15
   10,000          Fixed Receive-Floating Pay            2009           2000            6.30            5.27
   15,000          Fixed Receive-Floating Pay            2009           2000            7.00            5.41
   10,000          Fixed Receive-Floating Pay            2009           2000            7.13            5.20
    5,000          Fixed Receive-Floating Pay            2009           2001            6.25            5.37


For the years ended September 30, 1999, 1998 and 1997, the Company realized net interest income on interest rate exchange agreement activity of $2.8 million, $1.9 million and $752,000, respectively. While this activity resulted in net interest income in fiscal years 1999, 1998 and 1997, the Company effectively matched the related funding costs of certain assets with the interest rate characteristics of those assets. The Company's Investment Policy limits the notional amount of outstanding interest rate exchange agreements to $450.0 million. Any notional amounts of interest rate exchange agreements in excess of $450.0 million must be approved by the Company's Board of Directors.

The Company also utilizes financial futures or options to manage anticipated increases in interest rates and the resulting decline in the market prices of its mortgage loan production. The options provide a practical floor and cap on portfolio market values for moderate interest rate movements while the forward contracts are used to offset actual and anticipated on- and off-balance sheet positions of the Company. These options result in a certain amount of potential interest rate and market value risk exposure for the Company. The amount of the actual exposure is determined by the exercise of these options. The Company generally sells options for settlement no more than four months forward. An option's likelihood of exercise is dependent upon the relation of the market price of the underlying security to the strike price of the option. The strategy is not meant to offset losses that could be incurred during a substantial interest rate move and actually may result in additional losses on the instruments themselves which is beyond the losses the Company would have incurred had the management techniques not been utilized. The combined effect of the Company's option, forward commitment and loan swap activity is included in the income statement as part of securities gains/(losses). The Company realized gains on that combined activity of $95,000 and $844,000, respectively, for the years ended September 30, 1999 and 1997 and realized losses of $699,000 for the year ended September 30, 1998. At September 30, 1999 and 1998, the notional amount of outstanding short put options (which if exercised could result in a purchase) were zero in each year. As of September 30, 1999 and 1998, the notional amount of outstanding short call options (which if exercised could result in a sale) were zero and $2.0 million, respectively. The notional amount of options and forward contracts outstanding varies and is a function of the current lending activity of salable mortgage loans. In order to limit the risks which may be associated with such financial options or futures, the Company's Investment Policy limits the amount of outstanding sold puts or calls used to manage the Company's trading portfolio to $50.0 million.

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999.


                                                            More than
                                           Within            One Year
                                          One Year         to Two Years
                                ------------------------------------------------
                                                (In millions)
Interest Earning Assets

Mortgage and
 commercial loans:
    Fixed rate .............   $     76.3        8.13%  $   49.9        8.07%
    Adjustable rate ........        146.7        8.15%      77.8        8.15%

Consumer loans:
    Fixed rate .............         13.4        8.30%      21.6        8.47%
    Adjustable rate ........         30.9        8.53%      22.5        8.53%

Mortgage-backed
  securities:
    fixed rate .............        241.2        6.37%     128.3        6.43%
    adjustable rate ........         68.6        6.14%      54.1        6.15%

Debt and equity
  securities ...............         75.9        5.36%      48.0        6.02%

Other ......................         34.3        5.25%        --         --

Total interest                 ----------               --------
  Earning assets ...........   $    687.3        6.89%  $  402.2        7.11%
                               ==========               ========


Interest Bearing Liabilities

Deposits:
    NOW accounts ...........   $     26.0        0.50%  $   13.4        0.50%
    Passbooks ..............         14.9        1.00%      11.4        1.00%
    Money market ...........        370.2        3.74%       6.9        3.74%
    Certificates ...........        455.0        5.18%      73.1        5.41%

Borrowings
    Fixed rate .............        328.4        5.13%     290.0        4.93%
    Adjustable rate ........        161.3        5.70%      30.0        5.53%

Total interest                 ----------               --------
  Bearing liabilities.......   $  1,355.8        4.70%  $  424.8        4.79%
                               ==========               ========



                                         More than             More than             More than
                                         Two Years            Three Years            Four Years
                                      to Three Years         to Four Years          to Five Years
                              ------------------------------------------------------------------------
                                                            (In millions)
Mortgage and
 commercial loans:
    Fixed rate .............   $     14.5        8.09%  $   20.6        8.09%  $   21.5        8.07%
    Adjustable rate ........         50.3        8.10%      61.4        8.00%      72.5        8.10%

Consumer loans:
    Fixed rate .............         13.9        8.52%      15.2        8.52%      19.4        8.52%
    Adjustable rate ........         51.3        8.53%      27.0        8.53%      16.0        8.53%

Mortgage-backed
  securities:
    fixed rate .............        128.4        6.60%      42.0        6.74%      37.6        6.78%
    adjustable rate ........         46.9        6.15%      43.3        6.16%      39.7        6.16%

Debt and equity
  securities ...............         48.0        5.90%      22.3        6.30%      22.3        6.40%

Other ......................           --          --         --          --         --          --

Total interest                 ----------               --------               ---------
  Earning assets ...........   $    353.3        7.08%  $  231.8        7.37%  $  229.0        7.44%
                               ==========               ========               ========

Interest Bearing Liabilities

Deposits:
    NOW accounts ...........   $     13.4        0.50%  $    5.3        0.50%  $    5.3        0.50%
    Passbooks ..............         11.3        1.00%       7.8        1.00%       7.8        1.00%
    Money market ...........          6.9        3.74%       1.7        3.74%       1.7        3.74%
    Certificates ...........          7.3        5.45%       4.2        5.74%      91.4        6.24%

Borrowings
    Fixed rate .............         25.0        5.02%        --          --         --          --
    Adjustable rate ........           --          --         --          --         --          --
Total interest                 ----------               --------               --------
  Bearing liabilities.......   $     63.9        3.27%  $   19.0        2.15%  $  106.2        5.53%
                               ==========               ========               ========


                                                                                 Fair
                                           Over                                  Market
                                        Five Years               Total           Value
                               --------------------------------------------------------
                                                     (In millions)
Mortgage and
 commercial loans:
    Fixed rate .............   $     51.3        8.21%  $  234.1        8.12%     236.5
    Adjustable rate ........        176.0        8.35%     584.8        8.18%     590.6

Consumer loans:
    Fixed rate .............         72.3        9.07%     155.8        8.75%     156.2
    Adjustable rate ........           --          --      147.7        8.53%     148.7

Mortgage-backed
  securities:
    fixed rate .............         20.8        6.75%     598.4        6.50%     590.3
    adjustable rate ........        108.3        6.18%     360.9        6.16%     349.1

Debt and equity
  securities ...............           --          --      216.5        5.83%     210.9

Other ......................          0.8        5.15%      35.1        5.25%      35.1

Total interest                 ----------               --------               --------
  Earning assets ...........   $    429.5        7.82%  $2,331.1        7.23%  $2,317.4
                               ==========               ========               ========

Interest Bearing Liabilities

Deposits:
    NOW accounts ...........   $      7.0        0.50%  $   70.4        0.50%  $   65.6
    Passbooks ..............         32.5        1.00%      85.7        1.00%      76.3
    Money market ...........          1.2        3.74%     388.6        3.74%     388.6
    Certificates ...........        234.7        6.46%     865.7        5.66%     860.1

Borrowings
    Fixed rate .............           --          --      643.4        5.03%     637.8
    Adjustable rate ........           --          --      191.3        5.67%     191.3

Total interest                 ----------               --------               --------
  Bearing liabilities.......   $    275.4        5.65%  $2,245.1        4.81%  $2,219.7
                               ==========               ========               ========


The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at September 30, 1998.

                                    More than
                                 Within One Year
                                         One Year            to Two Years
                               -------------------------------------------------
                                             (Dollars in millions)
Interest Earning Assets

Mortgage and
 Commercial loans:
    Fixed rate .............   $     58.3        7.92%  $   26.7        7.86%
    Adjustable rate ........         98.2        8.10%      50.9        8.09%

Consumer loans:
    Fixed rate .............         12.0        8.30%      20.0        8.50%
    Adjustable rate ........         31.5        8.63%      22.9        8.70%

Mortgage-backed
  Securities:
    Fixed rate .............        121.3        6.52%      73.0        6.61%
    Adjustable rate ........         72.5        6.40%      56.2        6.40%

Debt and equity
  Securities ...............        106.0        6.41%       3.0        6.19%

Other ......................         31.3        5.29%        --          --

Total interest
                               ----------               --------
  Earning assets ...........   $    531.1        7.02%  $  252.7        7.33%
                               ==========               ========

Interest Bearing Liabilities

Deposits:
    NOW accounts ...........   $     22.9        1.00%  $   11.8        1.00%
    Passbooks ..............         15.6        1.89%      11.9        1.89%
    Money market ...........        329.6        4.57%      12.9        4.57%
    Certificates ...........        564.0        5.85%      29.9        5.87%

Borrowings
    Fixed rate .............         31.9        5.00%       0.1        6.95%
    Adjustable rate ........        287.8        5.38%      60.0        5.61%

Total interest                 ----------               --------
  Bearing liabilities.......   $  1,251.8        5.13%  $  126.6        4.79%
                               ==========               ========

                                         More than               More than            More than
                                         Two Years              Three Years           Four Years
                                       to Three Years          to Four Years        to Five Years
                               ---------------------------------------------------------------------
                              (Dollars in millions)
Interest Earning Assets
Mortgage and
 Commercial loans:
    Fixed rate .............   $     14.8        7.88%  $   20.3        7.88%  $   20.3        7.85%
    Adjustable rate ........         55.5        8.07%      32.7        7.85%      23.6        7.89%

Consumer loans:
    Fixed rate .............         13.4        8.51%      16.0        8.51%      17.4        8.50%
    Adjustable rate ........         52.9        8.80%      27.2        8.80%       8.6        9.00%

Mortgage-backed
  Securities:
    Fixed rate .............         73.0        6.69%      23.5        6.61%      23.5        6.87%
    Adjustable rate ........         50.7        6.59%      43.2        6.70%      38.4        6.80%

Debt and equity
  Securities ...............           --          --         --          --         --          --
Other ......................           --          --         --          --         --          --

Total interest                 ----------               --------               --------
  Earning assets ...........   $    260.3        7.55%  $  162.9        7.59%  $  131.8        7.54%
                               ==========               ========               ========


Interest Bearing Liabilities

Deposits:
    NOW accounts ...........   $     11.8        1.00%  $    4.7        1.00%  $    4.7        1.00%
    Passbooks ..............         11.9        1.89%       8.2        1.89%       8.2        1.89%
    Money market ...........         12.9        4.57%       3.2        4.57%       3.2        4.57%
    Certificates ...........         27.9        5.79%       5.4        5.88%       5.0        6.65%

Borrowings
    Fixed rate .............           --          --         --          --         --          --
    Adjustable rate ........           --          --         --          --         --          --

Total interest                 ----------               --------               --------
  Bearing liabilities.......   $     64.5        3.95%  $   21.5        3.10%  $   21.1        3.23%
                               ==========               ========               ========

                                                                                  Fair
                                           Over                                  Market
                                        Five Years               Total            Value
                              ------------------------------------------------------------
Interest Earning Assets                          (Dollars in millions)
Mortgage and
 Commercial loans:
    Fixed rate .............   $     78.9        8.00%  $  219.1        7.93%  $  232.9
    Adjustable rate ........        122.2        8.03%     383.2        8.04%     374.9

Consumer loans:
    Fixed rate .............         54.8        8.50%     133.7        8.48%     138.0
    Adjustable rate ........           --          --      143.0        8.76%     147.6

Mortgage-backed
  Securities:
    Fixed rate .............          9.9        6.58%     324.2        6.55%     324.6
    Adjustable rate ........        111.9        6.90%     372.9        6.65%     372.9

Debt and equity
  Securities ...............           --          --      109.0        6.40%     109.0

Other ......................          0.8        5.15%      32.2        5.29%      32.2

Total interest                 ----------              ---------               --------
  Earning assets ...........   $    378.5        7.66% $ 1,717.3        7.38%  $1,734.2
                               ==========              =========               ========


Interest Bearing Liabilities

Deposits:
    NOW accounts ...........   $      6.2        1.00%  $   62.0        1.00%  $   62.0
    Passbooks ..............         36.2        1.89%      92.0        1.89%      92.0
    Money market ...........          2.2        4.57%     364.2        4.57%     364.2
    Certificates ...........           --          --      632.2        5.86%     632.2

Borrowings
    Fixed rate .............        125.0        4.94%     156.9        4.04%     156.9
    Adjustable rate ........           --          --      347.8        5.42%     347.8
Total interest                 ----------              ---------               --------
  Bearing liabilities.......   $    169.6        4.14% $ 1,655.1        4.91%  $1,629.9
                               ==========              =========               ========

                                       52

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of funds are deposits, borrowings from the FHLB, proceeds from principal and interest payments on loans and principal and interest payments on mortgage-backed and related securities and on debt and equity securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loan and mortgage security prepayments have generally been higher during 1997, 1998 and 1999 because of the generally lower level of interest rates throughout the year.

The ratio of liquid assets to deposits and short-term borrowings required by the OTS is currently 5.0%. The Bank's liquidity ratio was 7.6% and 6.3% at both September 30, 1999 and 1998. The Bank adjusts its liquidity levels in order to meet various funding needs and to meet its asset and liability management objectives.

The Bank's most liquid assets are cash and cash equivalents and highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1999 and 1998, liquid assets of the Bank (as defined in the OTS regulations) were $125.0 million and $83.3 million, respectively.

Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB. The Company has found brokered certificates of deposit to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Company's funding needs. Management believes that a significant portion of its retail deposits will remain with the Company, and in the case of brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from borrowings from the FHLB. Funds also may be available through reverse repurchase agreements wherein the Company pledges mortgage-backed securities. The Company utilizes its borrowing capabilities on a regular basis. At September 30, 1999, FHLB advances totaled $607.5 million or 25.9% of total liabilities and at September 30, 1998, FHLB advances were $452.1 million or 25.9% of total liabilities. At September 30, 1999, the Company had a borrowing capacity available of $80.5 million from the FHLB. At September 30, 1999, reverse repurchase agreements totaled $177.7 million or 7.6% of total liabilities compared with $30.6 million at September 30, 1998. The Company's reverse repurchase agreements are generally short-term, with maturities of less than 90 days. In a rising interest rate environment, such short-term borrowings present the risk that upon maturity, the borrowings will have to be replaced with higher rate borrowings. The Company generally has matched such borrowings to specific assets and has relatively little liquidity risk due to the fact that the assets and borrowings mature at approximately the same time.

The amount of principal repayments on loans and mortgage securities are heavily influenced by the general level of interest rates in the economy. Funds received from principal repayments on mortgage securities for the years ended September 30, 1999 and 1998, were $294.7 million and $317.9 million, respectively. Funds received from principal repayments on loans for the years ended September 30, 1999 and 1998, were $456.9 million and $352.4 million, respectively. In addition to principal repayments, the Company sells mortgage loans to government agencies (primarily FNMA) and to institutional investors. Total mortgage loan sales to FNMA and others were $200.3 million and $210.4 million for the years ended September 30, 1999 and 1998, respectively.

Through both origination and purchase, the Company primarily reinvests funds received back into loans receivable and mortgage-backed and related securities. Loan originations totaled $853.6 million and $684.1 million for the years ended September 30, 1999 and 1998, respectively. Purchases of mortgage-backed and related securities totaled $608.0 million and $556.5 million for the years ended September 30, 1999 and 1998, respectively. During the years ended September 30, 1999 and 1998, the Company repurchased approximately 480,000 and 1,046,000 shares of its common stock in share repurchase programs at a total cost of approximately $9.0 million and $21.2 million, respectively.

At September 30, 1999 and 1998, the Company had outstanding loan commitments including lines of credit of $268.8 million and $200.5 million, respectively. The Company had no commitments to purchase loans outstanding at either of these dates. At September 30, 1999 and 1998, the Company had commitments to purchase zero and

$37.0 million, respectively, of mortgage-backed and related securities. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit, including brokered certificates, which are scheduled to mature in one year or less at September 30, 1999 and 1998, were $455.1 million and $376.7 million, respectively. Management believes that a significant portion of such deposits will remain with the Company.


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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
St. Francis Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of St. Francis Capital Corporation and Subsidiary (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Francis Capital Corporation and Subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles.



                                              KPMG LLP


Milwaukee, Wisconsin
October 20, 1999

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition


---------------------------------------------------------------------------------------------------------
                                                                                     September 30,
(In thousands)                                                                  1999               1998
---------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks...................................................    $    29,074     $    23,861
Federal funds sold and overnight deposits.................................          3,488           6,885
                                                                                ---------       ---------
Cash and cash equivalents.................................................         32,562          30,746
                                                                                ---------       ---------
Assets available for sale, at fair value:
    Debt and equity securities (notes 3 and 9)............................        216,649         109,061
    Mortgage-backed and related securities (notes 4 and 9)................        919,879         634,003
Mortgage loans held for sale, at lower of cost or market (note 5).........          8,620          23,864
Securities held to maturity, at amortized cost:
    Debt securities (market values of $834 and $1,875,
        respectively) (note 3)............................................            810           1,817
    Mortgage-backed and related securities (market values of $39,250
        and $63,497, respectively) (notes 4 and 9)........................         39,475          63,087
Loans receivable, net (notes 5 and 9).....................................      1,113,391         855,132
Federal Home Loan Bank stock, at cost.....................................         30,827          23,453
Accrued interest receivable (note 6)......................................         14,090           9,726
Foreclosed properties.....................................................            371              63
Real estate held for investment...........................................         28,402          29,997
Real estate held for sale.................................................              -          20,772
Premises and equipment, net (note 7)......................................         32,924          32,165
Other assets (notes 5 and 11).............................................         35,356          30,290
                                                                              -----------     -----------
Total assets..............................................................    $ 2,473,356     $ 1,864,176
                                                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits (note 8).........................................................    $ 1,484,303     $ 1,216,874
Short term borrowings (note 9)............................................        588,790         417,672
Long term borrowings (note 9).............................................        245,948          87,005
Advances from borrowers for taxes and insurance...........................          8,904           8,553
Accrued interest payable and other liabilities (notes 8 & 15).............         13,897          12,527
                                                                              -----------     -----------
Total liabilities.........................................................      2,341,842       1,742,631
                                                                              -----------     -----------

Commitments and contingencies (notes 2 and 16)............................              -               -

Shareholders' equity:
Preferred stock $.01 par value:
    Authorized, 6,000,000 shares
    None issued...........................................................              -               -
Common stock $.01 par value:
    Authorized 24,000,000 shares
    Issued 14,579,240 shares
    Outstanding, 10,156,770 and 9,575,366 shares, respectively............            146             146
Additional paid-in-capital................................................         82,426          75,237
Unearned ESOP compensation (note 15)......................................         (2,260)         (2,678)
Retained earnings, substantially restricted (note 12).....................        123,193         112,362
Accumulated other comprehensive income (loss).............................        (13,057)            381
Treasury stock, at cost (4,422,470 and 5,003,874 shares at September 30,
    1999 and 1998, respectively) (note 14)................................        (58,934)        (63,903)
                                                                              -----------     -----------
Total shareholders' equity................................................        131,514         121,545
                                                                              -----------     -----------
Total liabilities and shareholders' equity................................    $ 2,473,356     $ 1,864,176
                                                                              ===========     ===========

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income

------------------------------------------------------------------------------------------------------------
                                                                            Year ended September 30,
                                                                     ---------------------------------------
(In thousands, except per share data)                                   1999         1998          1997
------------------------------------------------------------------------------------------------------------
Interest and dividend income:
      Loans (note 5)..........................................         $ 80,467      $ 67,729      $ 57,601
      Mortgage-backed and related securities..................           52,605        43,207        43,266
      Debt and equity securities..............................            9,833         4,282         4,634
      Federal funds sold and overnight deposits...............              734         1,177         1,048
      Federal Home Loan Bank stock............................            1,880         1,436         1,373
      Trading account securities..............................               26            78           224
                                                                       --------      --------      --------
Total interest and dividend income............................          145,545       117,909       108,146

Interest expense:
      Deposits (note 8).......................................           57,375        52,258        46,992
      Advances and other borrowings...........................           35,907        23,805        22,371
                                                                       --------      --------      --------
Total interest expense........................................           93,282        76,063        69,363
                                                                       --------      --------      --------

Net interest income before provision for loan losses..........           52,263        41,846        38,783
Provision for loan losses (note 5)............................            1,920         2,300         1,280
                                                                       --------      --------      --------
Net interest income...........................................           50,343        39,546        37,503
                                                                       --------      --------      --------

Other operating income (expense), net:
      Loan servicing and loan related fees....................            2,016         2,125         1,813
      Depository fees and service charges.....................            4,228         3,524         2,159
      Impairment loss on mortgage-backed securities                           -             -        (3,400)
      Securities gains (losses) (notes 3 and 4)...............             (253)        1,243         2,015
      Gain on sales of loans (note 5).........................            2,806         4,367         1,562
      Insurance annuity and brokerage commissions.............            1,733         1,200           398
      Loss on foreclosed properties...........................              (18)           (4)          (22)
      Income from affordable housing..........................            3,716         5,059         3,363
      Gain on sale of real estate held for sale...............            1,225             -             -
      Other income............................................              833         1,394           774
                                                                       --------      --------      --------
Total other operating income, net.............................           16,286        18,908         8,662
                                                                       --------      --------      --------

General and administrative expenses:
        Compensation and other employee benefits..............           21,646        19,674        15,564
        Office building, including depreciation...............            4,196         3,302         2,551
        Furniture and equipment, including depreciation.......            4,357         3,380         2,466
        Federal deposit insurance premiums....................              722           643           742
        Affordable housing expenses...........................            3,816         5,280         3,901
        Other general and administrative expenses (note 10)...            8,826         9,552         7,679
                                                                       --------      --------      --------
Total general and administrative expenses.....................           43,563        41,831        32,903
                                                                       --------      --------      --------

Income before income tax expense..............................           23,066        16,623        13,262
Income tax expense (note 11)..................................            6,410         1,826         1,544
                                                                       --------      --------      --------
Net income....................................................         $ 16,656      $ 14,797      $ 11,718
                                                                       ========      ========      ========

Basic earnings per share (note 13)............................         $   1.78      $   1.51      $   1.17
                                                                       ========      ========      ========
Diluted earnings per share (note 13)..........................         $   1.70      $   1.43      $   1.10
                                                                       ========      ========      ========


           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Changes in
                 Shareholders' Equity and Comprehensive Income


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                   Shares of                                                          Other
                                    Common                 Additional     Unearned                 Comprehensive
                                     Stock      Common       Paid-In        ESOP       Retained       Income/     Treasury
                                  Outstanding   Stock       Capital     Compensation   Earnings       (Loss)        Stock      Total
                                  --------------------------------------------------------------------------------------------------
                                                        (In thousands, except Shares of Common Stock Outstanding)

BALANCE AT SEPTEMBER 30, 1996 -
     AS PREVIOUSLY REPORTED.....    5,475,509    $  73     $ 72,243      $ (3,488)     $ 93,645     $ (1,765)   $(35,529)  $125,179
2-for-1 stock split declared
     March 23, 1999.............    5,475,509       73          (73)            -             -            -           -          -
                                   ----------    -----     --------      --------      --------     --------    --------   --------
BALANCE AT SEPTEMBER 30, 1996...   10,951,018    $ 146     $ 72,170      $ (3,488)     $ 93,645     $ (1,765)   $(35,529)  $125,179
Net income......................            -        -            -             -        11,718            -           -     11,718

Change in unrealized gain on
     securities available for
     sale.......................            -        -            -             -             -        6,541           -      6,541
Reclassification adjustment
     for gains realized in net
     income.....................            -        -            -             -             -       (2,015)          -     (2,015)
Incomes taxes...................            -        -            -             -             -       (1,715)          -     (1,715)
                                                                                                                           --------
Comprehensive income............                                                                                             14,529

Cash dividend - $0.24 per
     share......................            -        -            -             -        (2,450)           -           -     (2,450)
Purchase of treasury stock......     (774,602)       -            -             -             -            -     (11,816)   (11,816)
Exercise of stock options,
     net........................      277,580        -          432             -        (1,444)           -       2,834      1,822
Amortization of unearned
     compensation...............            -        -          866           400             -            -           -      1,266
                                   ----------    -----     --------      --------      --------     --------    ---------  --------

BALANCE AT SEPTEMBER 30, 1997...   10,453,996      146       73,468        (3,088)      101,469        1,046     (44,511)   128,530
Net income......................            -        -            -             -        14,797            -           -     14,797
Change in unrealized gain on
     securities available for
     sale.......................            -        -            -             -             -          163           -        163
Reclassification adjustment
     for gains realized in
     net income.................            -        -            -             -             -       (1,243)          -     (1,243)
Incomes taxes...................            -        -            -             -             -          415           -        415
                                                                                                                           --------
Comprehensive income............                                                                                             14,132

Cash dividend - $0.28 per
     share......................            -        -            -             -        (2,912)           -           -     (2,912)
Purchase of treasury stock......   (1,045,976)       -            -             -             -            -     (21,160)   (21,160)
Exercise of stock options,
     net........................      167,346        -          296             -          (992)           -       1,768      1,072
Amortization of unearned
     compensation...............            -        -        1,473           410                          -           -      1,883
                                   ----------    -----     --------      --------      --------     --------   ---------   --------

BALANCE AT SEPTEMBER 30, 1998...    9,575,366      146     $ 75,237        (2,678)      112,362          381     (63,903)   121,545
Net income......................            -        -            -             -        16,656            -           -     16,656
Change in unrealized loss on
     securities available for
     sale.......................            -        -            -             -             -      (22,381)          -    (22,381)
Reclassification adjustment
     for losses realized in
     net income.................            -        -            -             -             -          253           -        253
Incomes taxes...................            -        -            -             -             -        8,690           -      8,690
                                                                                                                           --------
Comprehensive income............                                                                                              3,218

Cash dividend - $0.32 per
     share......................            -        -            -             -        (3,162)           -           -     (3,162)
Shares of common stock issued
     for acquisition............      734,564        -        5,556             -             -            -       9,727     15,283
Purchase of treasury stock......     (479,974)       -            -             -             -            -      (8,988)    (8,988)
Exercise of stock options,
     net........................      326,814        -           88             -        (2,663)           -       4,230      1,655
Amortization of unearned
     compensation...............            -        -        1,545           418             -            -           -      1,963
                                   ----------    -----     --------      --------      --------     ---------   --------   --------
BALANCE AT SEPTEMBER 30, 1999...   10,156,770    $ 146     $ 82,426      $ (2,260)     $123,193     $(13,057)   $(58,934)  $131,514
                                   ==========    =====     ========      ========      ========     =========   ========   ========



           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow


                                                                                 September 30,
                                                                    ----------------------------------------
                                                                       1999          1998           1997
                                                                    ----------------------------------------
                                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.........................................................   $  16,656     $  14,797     $  11,718
Adjustments to reconcile net income to net cash provided by
operating activities:
      Provisions for loan losses...................................       1,920         2,300         1,280
      Depreciation, accretion and amortization.....................       8,492         8,415         5,421
      Deferred income taxes........................................       5,256          (836)         (691)
      Securities gains/(losses)....................................         253        (1,243)       (2,015)
      Impairment loss on mortgage-backed securities................           -             -         3,400
      Originations of loans held for sale..........................    (190,975)     (214,009)     (114,356)
      Proceeds from sales of loans held for sale...................     203,413       210,408       116,842
      Stock-based compensation expense.............................       1,963         1,883         1,266
      Gain on sale of loans........................................      (2,806)       (4,367)       (1,562)
      Gain on sale of real estate held for sale....................      (1,225)            -             -
      Other, net...................................................     (11,073)       (2,172)       (1,818)
                                                                      ---------     ---------     ---------
Total adjustments..................................................      15,218           379         7,767
                                                                      ---------     ---------     ---------
Net cash provided by operating activities..........................      31,874        15,176        19,485
                                                                      ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity...       1,004         2,016         2,841
    Purchases of debt securities held to maturity..................           -             -          (459)
    Proceeds from maturities of mortgage-backed and related
      securities held to maturity..................................       3,909             -             -
    Principal repayments on mortgage-backed and related
      securities held to maturity..................................      19,703         3,762         1,543
    Purchases of mortgage-backed securities available for sale.....    (608,028)     (556,456)     (306,405)
    Proceeds from sales of mortgage-backed securities
      available for sale...........................................      47,494       229,046       112,315
    Principal repayments on mortgage-backed securities
      available for sale...........................................     275,015       314,123        90,868
    Purchase of debt and equity securities available for sale......    (238,259)     (135,422)      (51,199)
    Proceeds from sales of debt and equity securities available
      for sale.....................................................      94,722        71,213        47,200
    Proceeds from maturities of debt and equity securities
      available for sale...........................................      43,409        11,395        15,399
    Net cash used for acquisitions.................................      (4,286)            -        (7,118)
    Purchases of Federal Home Loan Bank stock......................     (16,774)       (4,450)       (2,580)
    Redemption of Federal Home Loan Bank stock.....................       9,554         1,840           800
    Purchase of loans..............................................     (76,072)      (67,446)      (25,587)
    Increase in loans, net of loans held for sale..................    (170,325)      (74,811)      (14,030)
    Proceeds from sale of real estate held for sale................      21,997             -             -
    Increase in real estate held for investment....................        (232)       (1,783)      (16,525)
    Purchases of premises and equipment, net.......................      (3,683)      (10,492)      (10,526)
                                                                      ---------     ---------     ---------
Net cash used in investing activities..............................    (600,852)     (217,465)     (163,463)
                                                                      ---------     ---------     ---------

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow



                                                                                   September 30,
                                                                    -------------------------------------------
                                                                        1999           1998           1997
                                                                    -------------------------------------------
                                                                                  (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits.....................................         250,877       129,738       141,650
    Proceeds from advances and other borrowings..................       2,795,147       758,618       224,965
    Repayments on advances and other borrowings..................      (2,612,188)     (688,604)     (210,746)
    Increase in securities sold under agreements to repurchase...         147,102        14,435        22,481
    Increase (decrease) in advances from borrowers for taxes
      and insurance..............................................            351        (1,010)        (1,529)
    Dividends paid...............................................         (3,162)       (2,912)        (2,450)
    Stock option transactions....................................          1,655         1,072          1,822
    Purchase of treasury stock...................................         (8,988)      (21,160)       (11,816)
                                                                      -----------    ----------     ---------
Net cash provided by financing activities........................         570,794       190,177       164,377
                                                                      -----------    ----------     ---------

Increase (decrease) in cash and cash equivalents.................           1,816       (12,112)       20,399

Cash and cash equivalents:
      Beginning of year..........................................          30,746        42,858        22,459
                                                                      -----------    ----------     ---------
      End of year................................................     $    32,562    $   30,746     $  42,858
                                                                      ===========    ==========     =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest...................................................     $    92,542    $   76,461     $  69,062
      Income taxes...............................................           1,703         4,459         2,205

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing
      and financing activities:
      Mortgage loans secured as mortgage-backed securities.......     $     9,461    $   19,373     $  57,337
      Transfer from loans to foreclosed properties...............             871           560           725
      Transfer of mortgage loans to mortgage loans held for
          sale...................................................          44,263        69,143        33,136
      Transfer of real estate held for investment to real estate
          held for sale..........................................               -        20,772             -
      Acquisitions:
          Assets acquired........................................     $    42,866             -     $  93,044

          Common stock issued for acquisition....................          15,283

          Cash paid for purchase of stock........................     $   (10,132)            -     $ (25,283)
          Cash acquired..........................................           5,846             -        18,165
                                                                      -----------     ----------    ---------
          Net cash used for acquisitions.........................     $    (4,286)            -     $  (7,118)
                                                                      ===========     ==========    =========


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

Debt securities not classified as held to maturity, or debt and marketable equity securities not classified as trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

The cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and related securities, over the estimated life of the security. Such amortization is based on a level-yield method and is included in interest income from the respective security. Interest and dividends are included in interest and dividend income from investments. Realized gains are included in securities gains/(losses). The cost of securities sold is based on the specific identification method.

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

(g)    Mortgage Servicing Rights
The Bank recognizes as a separate asset the rights to service mortgage loans for others, however those servicing rights are acquired. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. For the purpose of evaluating impairment of mortgage servicing rights, serviced loans are stratified based upon certain predominant risk characteristics including loan type, note rate, prepayment trends and external market factors.

(g)    Intangibles
The excess of the purchase price over the fair value of net assets of subsidiaries acquired consists primarily of goodwill that is being amortized on straight-line methods. Goodwill is amortized to operating expense over periods of 15 to 25 years. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

During 1999 and 1998, the Company recorded additional goodwill of $3.2 million and zero, respectively. Goodwill outstanding, net of accumulated amortization, at September 30, 1999 and 1998 was $15.1 million and $13.5 million, respectively.

(h)    Allowance for Loan Losses
The allowance for loan losses is maintained at a level adequate to provide for loan losses through charges to operating expense. The allowance is based upon past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating loan losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans and economic conditions. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans. With respect to loans which are deemed impaired, the calculation of allowance levels is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values.

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

(i)    Financial Options
Interest rate swaps, forward and future commitments and contracts and option contracts purchased or sold may be used from time to time to manage interest rate exposure by hedging specific assets or liabilities. Realized and unrealized gains and losses on these instruments are deferred and amortized over the life of the hedged assets and liabilities. Financial instruments which do not meet the criteria for hedge accounting are marked to market and any gains or losses are recognized in the income statement line item securities gains/(losses).

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

Real estate held for sale is multi-family affordable housing projects, which SFEP had previously classified as held for investment, but has decided to dispose. The held for sale projects consist of 13 of the Company's affordable housing investments with an aggregate carrying value of $20.8 million as of September 30, 1998. The properties are carried at the lower of cost or market value and at September 30, 1998, no impairment writedown was necessary. The properties were sold during the year ended September 30, 1999 at a gain of $1.2 million. The Company's decision to dispose of several properties was the result of a review of its consolidated federal tax return. Under the alternative minimum tax rules, the Company is currently carrying forward affordable housing tax credits that it has not utilized on its tax return. Although all tax credits are expected to be used before their expiration, sale of the properties will allow the Company to utilize the tax credits sooner on its consolidated federal tax return.

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

(o)    Stock-based Compensation Plans
The Company has various stock based compensation plans that authorize the granting of stock options, restricted stock, and other stock based awards to eligible employees. The Company has elected not to follow the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", which requires a fair-value based method of accounting for stock options and equity awards, but follows APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its stock based compensation plans. Pursuant to the disclosure requirements of SFAS No. 123, the Company has included in Note 15 the effect of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis as if the fair value based method of accounting defined in SFAS No. 123 was applied.

(p)    Future Accounting Pronouncements

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. Pursuant to this rule, the consolidated statements of changes in shareholders' equity and comprehensive income now include a new measure called "comprehensive income," which includes net income as well as certain items that are reported within a separate component of shareholders equity that bypass net income. Currently, the Company's only component of other comprehensive income is its unrealized gains (losses) on securities available for sale.

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for years beginning after June 15, 2000, although earlier adoption is permitted. This standard establishes new rules for the recognition and measurement of derivatives, including derivative instruments embedded in other contracts. It requires all derivatives to be recorded as either assets or liabilities in the balance sheet at fair value. Changes in the fair value of derivatives, except for certain derivatives qualifying as cash flow hedges, are required to be included in earnings in the period of the change. The Company will adopt this standard on October 1, 2000 and expects that it will not materially effect results of operations or financial position.

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

(q)    Reclassification
Certain amounts for prior years have been reclassified to conform to the 1999 presentation.

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

The excess of cost over the fair value of assets acquired is accounted for as goodwill and is amortized over fifteen years using the straight-line method. The amount of goodwill recorded due to the acquisition was $9.1 million.

In January 1999, the Company completed the acquisition of Reliance Bancshares, Inc. ("Reliance") for $25.4 million in stock and cash. Under the terms of the agreement each share of Reliance common stock was converted into either .25 shares of common stock of the Company or $5.20 in cash in accordance with elections made by Reliance shareholders and subject to certain specified allocation and proration procedures. The Company issued 734,564 shares of common stock in connection with this transaction. The acquisition was treated as a purchase transaction for accounting purposes. The related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The acquisition of Reliance added $42.9 million in assets, including additions of $25.7 million to net loans and $16.6 million to deposits. Proforma results for the prior period are not materially different from the historical information. All share and per share amounts have been restated to give effect to the two-for-one stock split effective April 19, 1999.

         The excess of cost over the fair value of net assets acquired is accounted for as goodwill and is amortized over twenty five years using the straight-line method. The amount of goodwill recorded due to the acquisition was $3.2 million.


(3)  DEBT AND EQUITY SECURITIES

The following is a summary of available for sale and held to maturity debt and equity securities:

                                                     Amortized         Gross Unrealized         Estimated
 (In thousands)                                        Cost          Gains         Losses       Fair Value
-----------------------------------------------------------------------------------------------------------
 At September 30, 1999:
     Available for sale:
       U.S. Treasury obligations and obligations of
          U.S. Government agencies................     $218,520        $    1       $  6,215      $212,306
       Corporate notes and bonds..................        1,099             1              -         1,100
       Marketable equity securities ..............        3,503             -            260         3,243
                                                    ------------  ------------   ------------  ------------
                                                       $223,122        $    2       $ 6 ,475      $216,649
                                                    ============  ============   ============  ============

     Held to maturity:
       State and municipal obligations............       $  810        $   24         $    -        $  834
                                                    ------------  ------------   ------------  ------------
                                                         $  810        $   24         $    -        $  834
                                                    ============  ============   ============  ============

 At September 30, 1998:
     Available for sale:
       U.S. Treasury obligations and obligations of
          U.S. Government agencies................     $ 84,783       $ 1,145         $    -      $ 85,928
       Corporate notes and bonds..................        1,008           104              -         1,112
       Marketable equity securities ..............       22,021             -              -        22,021
                                                    ------------  ------------   ------------  ------------
                                                       $107,812       $ 1,249         $    -      $109,061
                                                    ============  ============   ============  ============

     Held to maturity:
       U.S. Treasury obligations and obligations of
          U.S. Government agencies................      $ 1,007        $   13         $    -       $ 1,020
       State and municipal obligations............          810            45              -           855
                                                    ------------  ------------   ------------  ------------
                                                        $ 1,817        $   58         $    -       $ 1,875
                                                    ============  ============   ============  ============

The amortized cost and estimated fair value of debt and equity securities available for sale and held to maturity at September 30, 1999, by contractual maturity, are as follows:

                                                           Amortized        Estimated
(In thousands)                                                Cost          Fair Value
----------------------------------------------------------------------------------------
Less than one year....................................        $  1,501         $  1,501
Greater than one year but less than five years........         136,455          134,037
Greater than five years but less than ten years.......          72,473           69,499
Greater than ten years................................          11,643           10,586
                                                         --------------  ---------------
                                                               222,072          215,623
Marketable equity securities..........................           1,860            1,860
                                                         --------------  ---------------
                                                             $ 223,932        $ 217,483
                                                         ==============  ===============

During the years ended September 30, 1999, 1998 and 1997, proceeds from the sale of available for sale debt and equity securities were $94.7 million, $71.2 million and $47.2 million, respectively. The gross realized gains on such sales totaled $58,000, $209,000 and $65,000 in 1999, 1998 and 1997, respectively. The gross realized losses on such sales totaled $85,000 $1.7 million and $24,000 in 1999, 1998 and 1997, respectively. There were no sales of held to maturity debt securities in 1999, 1998 and 1997.

(4)  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of available for sale mortgage-backed and related securities and held to maturity mortgage-backed and related securities:

                                                  Amortized          Gross Unrealized           Estimated
 (In thousands)                                     Cost           Gains          Losses        Fair Value
------------------------------------------------------------------------------------------------------------
 At September 30, 1999:
     Available for sale:
       Participation certificates:
          FNMA................................     $  31,454         $    15      $   1,134       $  30,335
          FHLMC...............................         1,022               -              7           1,015
          Private issue.......................        70,969             398          1,875          69,492
       REMICs:
          GNMA................................         2,134               -              1           2,133
          FNMA................................        42,435              51            417          42,069
          FHLMC...............................       164,407              37          2,771         161,673
          Private issue.......................       622,497             122          9,493         613,126
       CMO residual...........................            36               -              -              36
                                                -------------  --------------  -------------  --------------
                                                   $ 934,954         $   623      $  15,698       $ 919,879
                                                =============  ==============  =============  ==============

     Held to maturity:
       REMICs:
          FNMA................................       $   364         $     -         $    1         $   363
          Private issue.......................        39,111              21            245          38,887
                                                -------------  --------------  -------------  --------------
                                                    $ 39,475         $    21        $   246        $ 39,250
                                                =============  ==============  =============  ==============

 At September 30, 1998:
     Available for sale:
       Participation certificates:
          FNMA................................      $  4,999         $     -        $    87        $  4,912
          FHLMC...............................         2,827               9              8           2,828
          Private issue.......................       115,318             661          2,208         113,771
       REMICs:
          GNMA................................         3,175              38              -           3,213
          FNMA................................        17,823             149             43          17,929
          FHLMC...............................        42,283             248            471          42,060
          Private issue.......................       448,210           1,561            517         449,254
       CMO residual...........................            36               -              -              36
                                                -------------  --------------  -------------  --------------
                                                   $ 634,671        $  2,666       $  3,334       $ 634,003
                                                =============  ==============  =============  ==============

     Held to maturity:
       REMICs:
          FNMA................................      $  1,609          $    4         $    1        $  1,612
          FHLMC...............................           999               4              -           1,003
          Private issue.......................        60,479             413             10          60,882
                                                -------------  --------------  -------------  --------------
                                                    $ 63,087         $   421         $   11        $ 63,497
                                                =============  ==============  =============  ==============

During the years ended September 30, 1999, 1998 and 1997, proceeds from the sale of available for sale mortgage-backed and related securities were $47.5 million, $229.0 million and $112.3 million, respectively. The gross realized gains on such sales totaled $119,000, $4.4 million and $1.3 million in 1999, 1998 and 1997, respectively. The gross realized losses on such sales totaled $439,000, $930,000 and $28,000 in 1999, 1998 and 1997, respectively. There were no sales of held to maturity mortgage-backed and related securities in 1999, 1998 and 1997.

During the year ended September 30, 1997, the Company recorded an impairment loss of $3.4 million to reflect other than temporary impairment of the carrying value of certain private issue mortgage-backed securities. The securities, carried at $12.5 million prior to the writedown, were adjusted to fair value of $9.1 million. The cost basis of impaired securities is zero and $479,000 at September 30, 1999 and 1998, respectively.

At September 30, 1999 and 1998, $484.2 million and $325.1 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

(5)  LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                                                     September 30,
 (In thousands)                                                                   1999           1998
--------------------------------------------------------------------------------------------------------
 First mortgage - one- to four-family....................................      $ 294,438      $ 254,047
 First mortgage - residential construction...............................        103,100         71,092
 First mortgage - multi-family...........................................        160,593        105,380
 Commercial real estate..................................................        251,914        170,562
 Home equity.............................................................        156,695        142,993
 Commercial and agriculture..............................................        123,899         93,927
 Consumer secured by real estate.........................................         89,991         85,595
 Interim financing and consumer loans....................................         13,744         13,375
 Indirect autos..........................................................         44,299         32,173
 Education...............................................................            984          2,529
                                                                             -----------     ----------
     Total gross loans...................................................      1,239,657        971,673
                                                                             -----------     ----------
 Less:
     Loans in process....................................................        106,960         83,436
     Unearned insurance premiums.........................................           (21)            292
     Deferred loan and guarantee fees....................................            614            848
     Purchased loan discount.............................................            737            571
     Allowance for loan losses...........................................          9,356          7,530
                                                                             ------------    -----------
     Total deductions....................................................        117,646         92,677
                                                                             ------------    -----------
 Total loans receivable..................................................      1,122,011        878,996
 Less:  First mortgage loans held for sale...............................          8,620         23,864
                                                                             ------------    -----------
 Loans receivable, net...................................................    $ 1,113,391       $855,132
                                                                             ============    ===========

                                       68

Activity in the allowance for loan losses is as follows:

                                                                      Years Ended September 30,
                                                             -------------------------------------------
 (In thousands)                                                  1999           1998           1997
--------------------------------------------------------------------------------------------------------
 Balance at beginning of year............................        $  7,530       $  6,202        $ 5,217
     Provision charged to expense........................           1,920          2,300          1,280
     Charge-offs.........................................           (447)          (999)        (2,054)
     Recoveries..........................................              50             27             81
     Acquired bank's allowance...........................             303                         1,678
                                                                                       -
                                                                ----------      ---------       --------
 Balance at end of year..................................        $  9,356       $  7,530        $ 6,202
                                                                ==========      =========       ========

Non-performing loans and troubled debt restructurings totaled approximately $2.8 million and $2.9 million at September 30, 1999 and 1998, respectively. Non-performing loans at September 30, 1999 and 1998 also includes a single commercial real estate loan collateralized by a shopping center mortgage with a balance of $798,000 and $833,000, respectively. Impaired loans totaled $809,000 and $1.0 million at September 30, 1999 and 1998, respectively. These loans had associated reserves of $400,000 and $529,000 at September 30, 1999 and 1998, respectively. During 1999 and 1998, the average balance of impaired loans was $923,000 and $1.4 million, respectively. Interest income on impaired loans for the years ended September 30, 1999, 1998 and 1997 was $48,000, $63,000 and $0,
respectively. Interest income on impaired loans is recognized only to the extent that payments are expected to exceed the amount of principal due on the loans.

The effect of non-performing loans on interest income is as follows:

                                                                      Years Ended September 30,
                                                            ----------------------------------------------
 (In thousands)                                                 1999            1998            1997
----------------------------------------------------------------------------------------------------------
 Interest at original contractual rate..................          $   274         $   388         $   647
 Interest collected.....................................              150             161             206
                                                                  --------        --------        --------
     Net reduction of interest income...................          $   124         $   227         $   441
                                                                  ========        ========        ========


The fair value of capitalized mortgage servicing rights approximates the amount at September 30, 1999, 1998 and 1997. Changes in capitalized mortgage servicing rights are summarized as follows:

                                                                               September 30,
 (In thousands)                                                     1999            1998           1997
------------------------------------------------------------------------------------------------------------
Balance at beginning of year..................................      $  3,301        $  1,802        $   701
    Servicing rights capitalized..............................         2,316           2,158          1,158
    Amortization of servicing rights..........................         (888)           (659)           (57)
                                                                    ---------       ---------      ---------
Balance at end of year........................................      $  4,729        $  3,301       $  1,802
                                                                    =========       =========      =========

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

                                                                               September 30,
 (In thousands)                                                     1999            1998           1997
------------------------------------------------------------------------------------------------------------
 Mortgage loans underlying pass-through securities - FNMA......     $ 95,937       $ 133,586      $ 177,649
 Mortgage loan portfolios serviced for:
      FNMA.....................................................      357,060         252,059        115,080
      FHLMC....................................................            -             603            982
      WHEDA....................................................       26,469          20,834         15,129
      Other investors..........................................        4,648           6,596          2,836
                                                                   ----------      ----------     ----------
      Total loans serviced for others..........................    $ 484,114       $ 413,678      $ 311,676
                                                                   ==========      ==========     ==========


 Custodial escrow balances maintained in connection with the
    foregoing loan servicing and included in demand deposits...    $  12,724       $  15,301      $  10,810
                                                                   ==========      ==========     ==========


 (6)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                                                  September 30,
 (In thousands)                                                              1999             1998
--------------------------------------------------------------------------------------------------------
 Mortgage-backed and related securities...............................       $   4,469         $  3,474
 Loans receivable.....................................................           6,333            5,094
 Debt and equity securities...........................................           2,792              776
 Federal Home Loan Bank stock.........................................             496              382
                                                                             ----------        ---------
                                                                             $  14,090         $  9,726
                                                                             ==========        =========

(7)  PREMISES AND EQUIPMENT

A summary of premises and equipment, at cost, follows:

                                                                                  September 30,
 (In thousands)                                                              1999             1998
--------------------------------------------------------------------------------------------------------
 Land and land improvements...........................................       $   4,618        $   5,197
 Office buildings and improvements....................................          19,274           20,569
 Furniture, fixtures and equipment....................................          21,188           18,399
 Leasehold improvements...............................................           4,654            1,886
                                                                             ----------       ----------
                                                                                49,734           46,051
      Accumulated depreciation and amortization.......................        (16,810)         (13,886)
                                                                             ----------       ----------
                                                                             $  32,924        $  32,165
                                                                             ==========       ==========

Range of depreciable lives:
         Office buildings and improvements                 5 - 40 years
         Furniture, fixtures and equipment                 5 - 10 years
         Leasehold improvements                            5 - 40 years

(8)  DEPOSITS

Deposit accounts are summarized as follows:

                                                                September 30,
                             -----------------------------------------------------------------------------------
 (In thousands)                                1999                                     1998
----------------------------------------------------------------------------------------------------------------
                              Weighted                                 Weighted
                              average                                   average
                                rate          Amount       Percent        rate         Amount        Percent
----------------------------------------------------------------------------------------------------------------
 Demand deposits:
     Non-interest bearing..           -     $    73,906         5.0 %           -      $  66,337          5.4 %
     Interest bearing......        1.14 %        68,621         4.6          1.34 %       61,821          5.1
 Passbook accounts.........        2.29         115,638         7.8          3.30        133,282         11.0
 Money market
     demand accounts.......        4.29         360,360        24.3          4.81        323,088         26.5
 Certificates..............        5.66         865,778        58.3          5.85        632,346         52.0
                                            -----------   ---------                  -----------    ---------
 Total deposits............        4.58     $ 1,484,303       100.0 %        4.75    $ 1,216,874        100.0 %
                                            ===========   =========                  ===========    =========

The certificates category above includes approximately $421.8 million and $214.9 million of brokered deposits at weighted average stated rates of 6.08% and 6.15% at September 30, 1999 and September 30, 1998, respectively. Original maturities of brokered certificates range from three months to longer-term certificates and include certificates that are callable at the option of the Company.

Aggregate annual maturities of certificate accounts at September 30, 1999 are as follows:

                                                                              Weighted
                                                                              Average
Maturities during year ended September 30:                 Amount              Rate
------------------------------------------             ---------------     ------------
                                                       (In thousands)
   2000...............................................      $ 455,049          5.18%
   2001...............................................         73,133          5.41
   2002...............................................          7,320          5.45
   2003...............................................          4,154          5.75
   2004...............................................         91,379          6.24
   Thereafter.........................................        234,743          6.46
                                                            ---------
                                                            $ 865,778
                                                            =========

Certificates, net of brokered deposits, include approximately $59.8 million and $41.9 million in denominations of $100,000 or more at September 30, 1999 and 1998, respectively.

Interest expense on deposits is as follows:

                                                                         Years Ended September 30,
 (In thousands)                                                   1999             1998             1997
-------------------------------------------------------------------------------------------------------------
 Demand deposits............................................      $     831        $     861       $     843
 Money market demand accounts...............................         14,767           13,867          10,306
 Passbook accounts..........................................          3,277            4,186           2,617
 Certificates of deposit....................................         38,500           33,344          33,226
                                                                  ---------        ---------        --------
                                                                  $  57,375        $  52,258        $ 46,992
                                                                  =========        =========        ========

Accrued interest payable on deposits totaled approximately $6.7 million and $3.4 million at September 30, 1999 and 1998, respectively.

(9)  SHORT AND LONG TERM BORROWINGS

Advances and other borrowings consist of the following:

(In thousands)                            Weighted Average
                                            Interest Rate
                                      -------------------------
                                            September 30,           Matures in fiscal        September 30,
                                      -------------------------                         ------------------------
Description                              1999          1998           year ended          1999         1998
---------------------------------------------------------------    ---------------------------------------------
Reverse repurchase agreements....           -  %       0.32  %          1999          $       -      $30,550
                                         5.35             -             2000            177,654            -

Retail repurchase agreements.....           -          4.87             1999                  -        1,329
                                         4.34             -             2000                790            -

Bank line of credit..............           -          6.74             1999                  -       18,000
                                         6.62             -             2000             21,000            -

Advances from Federal Home
   Loan Bank Of Chicago..........        5.89          6.10     Open Line Advance        32,500       12,000
                                            -          5.39             1999                  -      355,000
                                         5.05          5.60             2000            330,046       55,051
                                         5.54          5.63             2001             25,000        5,000
                                            -             -             2002                  -            -
                                            -             -             2003                  -            -
                                         5.14             -             2004             85,000            -
                                         4.76          5.02        2005 and after       135,000       25,000

Federal Funds Purchased..........        6.00             -        Daily overnight       25,000            -

Federal Reserve Bank
  Treasury tax & loan advances...        5.11          5.42        Daily overnight        1,800          793

Mortgages payable................        8.04          8.61            Various              948        1,954
                                                                                      ----------   ----------
                                                                                      $ 834,738    $ 504,677
Less: short term borrowings......                                                       588,790      417,672
                                                                                      ----------   ----------
Long term borrowings.............                                                     $ 245,948    $  87,005
                                                                                      ==========   ==========

The Company is required to maintain as collateral unencumbered mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. In addition, these notes are collateralized by all FHLB stock. At September 30, 1999 and 1998, $283.2 million and $245.1 million, respectively, of mortgage loans and $484.2 million and $325.1 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances. The variable rate advances are tied to the one-month and three-month LIBOR indices. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The maximum amount of borrowings from the FHLB at any month end during the years ended September 30, 1999 and 1998 was approximately $645.1 million and $469.1 million, respectively. The approximate average amount outstanding was $580.8 million and $402.9 million for those same years. The weighted average interest rate was 4.94% and 5.56% during those years. Included in the FHLB advances that mature in the next fiscal year are $250.0 million of convertible fixed rate advances ("CFA"). A CFA is an advance that allows the FHLB to demand repayment prior to the stated maturity date in accordance with its contractual terms. At September 30, 1999, the $250.0 of outstanding CFA's have a maturity of two to ten years and are putable by the FHLB during the next fiscal year and quarterly thereafter.

The Federal Reserve Bank advances are collateralized by agency debt with a carrying value of $2.0 million at September 30, 1999 and 1998.

Securities sold under agreements to repurchase averaged $125.2 million and $15.1 million based on average daily balances during the years ended September 30, 1999 and 1998, respectively. The maximum amount outstanding at any month-end was $205.0 million and $30.6 million during those years, respectively. The average balances are calculated based on daily balances. Securities sold under agreements to repurchase were delivered for escrow to the broker-dealer who arranged the transactions.

The Bank line of credit averaged $24.8 million and $9.0 million for the years ended September 30, 1999 and 1998. The maximum amount outstanding at any month-end was $30.0 million and $18.0 million, respectively. The line of credit allows for individual advances of one to six months at rates tied to equivalent term LIBOR indices and is collateralized by the stock of the Bank. The line of credit allows for up to $30.0 million in borrowings.

(10)  OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses are as follows:


                                                                       Years Ended September 30,
                                                                 ----------------------------------
 (In thousands)                                                     1999        1998         1997
---------------------------------------------------------------------------------------------------
Data processing...............................................   $   1,734   $   1,741   $    1,574
Advertising...................................................       1,194       1,435        1,350
Stationery, printing and office supplies......................         680         784          617
Telephone and postage.........................................       1,433       1,223        1,036
Insurance and surety bond premiums............................         143         108          130
Professional fees and services................................         410         582          475
Supervisory assessment........................................         310         284          253
Amortization of intangible assets.............................       1,192       1,080          834
Organization dues and subscriptions...........................         201         132          123
Consumer lending..............................................         161         203          234
Miscellaneous ................................................       1,368       1,980        1,053
                                                                 ---------   ---------   ----------
                                                                 $   8,826   $   9,552   $    7,679
                                                                 =========   =========   ==========


(11)  INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of the following:

-----------------------------------------------------------------------------------------------------------
(In thousands)                                                        Federal         State         Total
-----------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1999
    current......................................................     $ 1,143        $    11       $ 1,154
    Deferred.....................................................       4,252          1,004         5,256
                                                                      -------        -------       -------
                                                                      $ 5,395        $ 1,015       $ 6,410
                                                                      =======        =======       =======

YEAR ENDED SEPTEMBER 30, 1998
    Current......................................................     $ 3,360        $  (698)      $ 2,662
    Deferred.....................................................      (1,180)           344          (836)
                                                                      -------        -------       -------
                                                                      $ 2,180        $  (354)      $ 1,826
                                                                      =======        =======       =======

YEAR ENDED SEPTEMBER 30, 1997
    Current......................................................     $ 2,114        $   121       $ 2,235
    Deferred.....................................................        (507)          (184)         (691)
                                                                      -------        -------       -------
                                                                      $ 1,607        $  ( 63)      $ 1,544
                                                                      =======        =======       =======

Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

------------------------------------------------------------------------------------------------------
                                                                     Years Ended September 30,
(In thousands)                                                   1999           1998            1997
------------------------------------------------------------------------------------------------------
Federal income tax expense at statutory rate of 35%......      $  8,073       $  5,818         $ 4,642
State income taxes, net of Federal income tax benefit....           662           (241)            (41)
Tax exempt interest......................................          (136)          (146)           (156)
Non-deductible compensation..............................           449            424             127
Acquisition intangible amortization......................           230            247             152
Affordable housing credits...............................        (2,969)        (4,176)         (2,923)
Other, net...............................................           101           (100)           (257)
                                                               --------       --------         -------
                                                               $  6,410       $  1,826         $ 1,544
                                                               ========       ========         =======


Included in other assets is a deferred tax asset of $6.3 million and $3.6 million at September 30, 1999 and 1998, respectively. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

-------------------------------------------------------------------------------------------------
                                                                                September 30,
(In thousands)                                                               1999          1998
-------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Allowance for loan losses................................................  $  3,013      $  2,032
Deferred interest and fee income.........................................       362           568
Net operating losses.....................................................     1,178           711
Valuation adjustments and reserves.......................................        47            47
Accrued expenses.........................................................       541           425
Deferred compensation....................................................       742           471
Unrealized loss on available for sale securities.........................         -           231
Non-qualified stock option exercise......................................        88           297
Low income housing credit carryover......................................     3,891           877
                                                                           --------      --------
Gross deferred tax asset.................................................     9,862         5,659
Less valuation allowance.................................................      (875)         (692)
                                                                           --------      --------
Net deferred tax asset...................................................     8,987         4,967

DEFERRED TAX LIABILITIES:
Fixed asset tax basis adjustments........................................    (1,344)       (1,031)
FHLB stock tax basis adjustment..........................................      (307)         (307)
Unrealized gains on available for sale securities........................      (543)            -
Other....................................................................      (530)          (61)
                                                                           --------      --------
Gross deferred tax liability.............................................    (2,724)       (1,399)
                                                                           --------      --------
Net deferred tax asset ..................................................  $  6,263      $  3,568
                                                                           ========      ========


At September 30, 1999 and 1998, deferred tax assets include approximately $22.9 million and $13.8 million of various state net operating loss carry forwards respectively, which begin to expire in 2007 and are reduced by the valuation allowance to the extent full realization is in doubt. The low income housing credits included in deferred tax assets at September 30, 1999 and 1998 can be carried forward for 15 years. Therefore, the credits will expire in 2013 and 2012, respectively. The deferred tax asset increased even though the Company incurred deferred tax expense during the year primarily due to the increase in the mark-to-market loss on available for sale securities that is included in other comprehensive income.

(12)  SHAREHOLDERS' EQUITY

In accordance with federal regulations, at the time the Bank converted from a federal mutual savings bank to a federal stock savings bank, the Bank established a liquidation account equal to its retained earnings of $63.0 million to provide a limited priority claim for the benefit of qualifying depositors who maintain their deposit accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits. At September 30, 1999, the balance of the liquidation account was approximately $19.8 million. Under current regulations, the Bank is not permitted to pay dividends on its stock if the effect would reduce its regulatory capital below the liquidation account.

Office of Thrift Supervision ("OTS") regulations also provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, and after prior notice but without approval by the OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. During the year ended September 30, 1999, the Bank paid dividends to the Company totaling $17.1 million. As of September 30, 1999, retained earnings of the Bank of approximately $16.0 million were free of restriction and available for dividend payments.

Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its shareholders. However, the Company's source of funds for future dividends may depend upon dividends from the Bank.

Under the Internal Revenue Code and the Wisconsin Statutes, for tax years beginning before 1996, the Company was permitted to deduct an annual addition to a reserve for bad debts. This amount differed from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Shareholders' equity at September 30, 1999 includes approximately $21.9 million, for which no federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

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

Management believes, as of September 30, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 1999, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. A well-capitalized institution significantly exceeds the required minimum level for each relevant capital measure. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table summarizes the Bank's capital ratios and the ratios required by federal regulations:



                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                For Capital           Prompt Corrective
                                          Actual             Adequacy Purposes        Action Provisions
                                   ----------------------  -----------------------  ----------------------
                                    Amount      Ratio        Amount       Ratio       Amount      Ratio
---------------------------------  ---------  -----------  ------------  ---------  -----------  ---------
                                                               (In thousands)
As of September 30, 1999:

Tangible capital..............       144,222       5.82%     >  99,136      >4.0%     >123,921    >  5.0%
                                                             -              -         -           -
Core capital .................       144,222       5.82%     >  99,136      >4.0%     >123,921    >  5.0%
                                                             -              -         -           -
Tier 1 risk-based capital.....       144,222       9.98%     >  57,803      >4.0%     > 86,704    >  6.0%
                                                             -              -         -           -
Risk-based capital............       153,578      10.63%     > 115,606      >8.0%     >144,507    > 10.0%
                                                             -              -         -           -
As of September 30, 1998:

Tangible capital..............       119,843       6.48%     >  73,966      >4.0%    >  92,458    >  5.0%
                                                             -              -        -            -
Core capital .................       119,843       6.48%     >  73,966      >4.0%    >  92,458    >  5.0%
                                                             -              -        -            -
Tier 1 risk-based capital.....       119,843      10.23%     >  46,846      >4.0%    >  70,270    >  6.0%
                                                             -              -        -            -
Risk-based capital............       127,373      10.88%     >  93,693      >8.0%    > 117,116    > 10.0%
                                                             -              -        -            -

Unrealized gains and losses on securities available for sale are not included in the above tangible, core and risk-based capital amounts. At September 30, 1999, if all available for sale securities were sold and the unrealized losses were recognized, the Bank's capital ratios would exceed those required to be well capitalized.

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

(13)  EARNINGS PER SHARE

Basic earnings per share of common stock for the years ended September 30, 1999, 1998 and 1997, have been determined by dividing net income for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share of common stock for the years ended September 30, 1999, 1998 and 1997, have been determined by dividing net income for the year by the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of outstanding stock options. Total shares outstanding for earnings per share calculation purposes have been reduced by the ESOP shares that have not been committed to be released.

The computation of earnings per common share for the years ended September 30 is as follows:


                                                   1999             1998              1997
                                            ----------------  ---------------   ---------------
Net income for the period.................      $16,656,000      $14,797,000       $11,718,000
                                            ================  ===============   ===============

Common shares issued......................       14,579,240       14,579,240        14,579,240

Weighted average treasury shares..........        4,736,967        4,241,506         3,879,694

Unallocated ESOP shares...................          482,252          565,156           643,460
                                            ----------------  ---------------   ---------------

Weighted average common shares
    outstanding during the period.........        9,360,021        9,772,578        10,056,086
Effect of dilutive stock options
    outstanding...........................          438,501          610,170           611,012
                                            ----------------  ---------------   ---------------
Diluted weighted average common shares
    outstanding...........................        9,798,522       10,382,748        10,667,098
                                            ================  ===============   ===============

Basic earnings per share..................      $      1.78      $      1.51       $      1.17
                                            ================  ===============   ===============
Diluted earnings per share................      $      1.70      $      1.43       $      1.10
                                            ================  ===============   ===============


(14)  STOCK REPURCHASE PROGRAM

On September 23, 1998, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding common stock, or approximately 480,000 shares, commencing September 28, 1998 and concluding before September 30, 1999, depending upon market conditions. The repurchased shares became treasury shares and are to be used for the exercise of stock options under the stock option plan and for general corporate purposes. The share repurchase program was completed on February 4, 1999 at an average price of $18.73 per share. This was the ninth such repurchase program that the Company has undertaken. At September 30, 1999, an aggregate of 5,941,904 shares had been repurchased in all such repurchase programs at an average price of $13.01. On April 22, 1999, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding stock, or approximately 505,000 shares. The repurchase program is authorized to start April 29, 1999 and run through March 31, 2000. No shares have been purchased under this program through September 30, 1999.

(15)  EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS:
The Company has a defined contribution pension plan which covers substantially all employees who are at least 21 years of age and have completed 1,000 hours or more of service each year. Company contributions are based on a set percentage of each participant's compensation for the plan year. Plan expense for the years ended September 1999, 1998 and 1997 was approximately $180,000, $285,000 and $427,000, respectively. The Company funds the plan's costs.

The Company also has a defined contribution savings plan for substantially all employees. The plan is qualified under Section 401(k) of the Internal Revenue Code. Participation in the plan requires that an employee be at least 21 years of age and have a minimum of six months of full-time service. Participants may elect to defer a portion of their compensation (between 2% and 10%) and contribute this amount to the plan. Under the plan, the Company will match the contribution made by each employee up to fifty percent of 4% of the eligible employee's annual compensation. Plan expense for the years ended September 30, 1999, 1998 and 1997 was approximately $228,000, $179,000 and $154,000, respectively. The Company funds the plan's costs.

The aggregate benefit payable to any employee of both defined contribution plans is dependent upon the rates of contribution, the earnings of the fund and the length of time such employee continues as a participant.

OFFICER DEFERRED COMPENSATION PLAN:
The Company has deferred compensation plans covering certain officers of the Company. These arrangements provide for monthly payments to be made upon retirement or reaching certain age levels for periods of 10 to 15 years. A liability is recorded for the present value of the future payments under these agreements earned through September 30, 1999 and 1998 amounting to $1.1 million and $682,000, respectively. The Company owns insurance policies on the lives of these officers, which have cash surrender values of $2.0 million and $1.5 million, respectively, and are intended to fund these benefits. Plan expense for the years ended September 30, 1999, 1998 and 1997 was approximately $63,000, $56,000 and $53,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN:
In conjunction with the conversion of the Bank to a stock savings bank, an employee stock ownership plan ("ESOP") was adopted covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP borrowed $4.9 million from the Company and purchased 981,296 common shares issued in the conversion. The debt bears a variable interest rate based on the borrower's prime lending rate which was 8.25% at September 30, 1999. The balance of this loan was $3.1 million and $3.5 million at September 30, 1999 and 1998, respectively. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. The excess of the current market price of shares released over the cost of those shares is credited to paid-in-capital. As shares are released they become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended September 30, 1999, 1998 and 1997 was $1.7 million, $1.6 million and $1.3 million, respectively.

The following is a summary of ESOP shares at September 30, 1999 and 1998:


                                                          Shares
                                            -------------------------------
                                                   1999            1998
                                            -------------------------------

    Allocated shares.......................       467,076        384,106
    Shares released for allocation.........        62,252         61,506
    Unreleased shares......................       451,968        535,684
                                            -------------------------------
    Total ESOP shares......................       981,296        981,296
                                            ===============================

    Fair value of unreleased shares
         at September 30,..................     $ 9,294,000     $9,642,000
                                            ===============================


STOCK OPTION PLANS:
The Company has adopted stock option plans for the benefit of directors and officers of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum term cannot exceed ten years. Stock options awarded to directors may be exercised at any time or on a cumulative basis over varying time periods, provided the grantee remains a director of the Company. The stock options awarded to officers are exercisable on a cumulative basis over varying time periods, depending on the individual option grant terms, which may include provisions for acceleration of vesting periods.

At September 30, 1999, 189,548 shares were reserved for future grants. Further information concerning the options is as follows:

                                                                                    Option Price
                                                                     Shares          Per Share
                                                                     ------          ---------
Shares under option
    September 30, 1996.........................................       952,804      $ 5.00 - 8.38
      Options granted..........................................       672,400      13.13 - 19.38
      Options canceled.........................................      (34,492)      5.00 - 14.50
      Options exercised........................................     (277,580)          5.00
                                                                   -----------    ----------------
    September 30, 1997.........................................     1,313,132      5.00 - 19.38
      Options granted..........................................        73,334          19.19
      Options canceled.........................................      (49,500)          14.50
      Options exercised........................................     (173,346)      5.00 - 14.50
                                                                   -----------    ----------------
    September 30, 1998.........................................     1,163,620      5.00 - 19.38
      Options granted..........................................       785,264      15.62 - 21.31
      Options canceled.........................................      (41,550)      14.50 - 20.25
      Options exercised........................................     (341,652)      5.00 - 18.50
                                                                   -----------    ----------------
    September 30, 1999.........................................     1,565,682      5.00 - 21.31
                                                                   ===========    ================
    Options exercisable                                               440,042     $ 5.00 - 19.38
                                                                   ===========    ================

The following table summarizes information about stock options outstanding at September 30, 1999:

                                    Options Outstanding                       Options Exercisable
                       ----------------------------------------------   --------------------------------
                                          Weighted                                         Weighted
     Exercise              Number          Average        Average           Number          Average
   Price Range          Outstanding    Exercise Price      Life*         Outstanding    Exercise Price
------------------- -- --------------- ---------------- ------------    --------------- ----------------
      $5.00                   156,542       $5.00          3.71                156,170       $5.00
      $8.38                    17,000       $8.38          4.83                  5,668       $8.38
  $13.13-$14.50               555,024      $14.45          7.51                129,588      $14.50
  $15.62-$18.50               135,082      $16.24          9.21                118,416      $16.02
      $18.88                  502,600      $18.88          9.41                      -      $18.88
  $19.19-$21.31               199,434      $19.86          8.52                 30,200      $19.20

       *Average contractual life remaining in years


For purposes of providing the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of stock options granted was estimated using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during 1999 and 1998 was $5.51 and $6.32, respectively, on the date of grant with the following weighted-average assumptions used for grants in 1999 and 1998, respectively:

                                                                                  September 30,
                                                                             1999              1998
                                                                        ---------------- -----------------
Expected dividend yield............................................              1.84%             1.55%
Risk-free interest rates...........................................              5.95%             5.82%
Expected lives.....................................................           10 years          10 years
Expected volatility................................................                15%               15%


Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. This pro forma net income reflects only options granted in 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost under SFAS No. 123 is not reflected in the pro-forma net income and earnings per share amounts.

                                                                                  September 30,
                                                                             1999              1998
                                                                        ---------------- -----------------
Net Income                      As reported..........................      $ 16,656,000      $ 14,797,000
                                Pro forma............................      $ 15,935,000      $ 14,519,000

Basic earnings per share        As reported..........................      $       1.78      $       1.51
                                Pro forma............................      $       1.70      $       1.49

Diluted earnings per share      As reported..........................      $       1.70      $       1.43
                                Pro forma............................      $       1.63      $       1.40

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

                                                              Contractual or Notional
                                                                     Amount(s)
                                                                   September 30,
                                                               1999              1998
                                                          ---------------   --------------
                                                                   (In thousands)
 Financial instruments whose contract amounts
 represent credit risk, are as follows:
     Commitments to extend credit:
       Fixed-rate loans..................................       $    959        $  10,637
       Variable-rate loans...............................         50,043           19,647
     Mortgage loans sold with recourse...................         17,053           35,558
     Guarantees under IRB issues.........................         24,484           18,301
     Commercial letters of credit........................          2,695                -
     Interest rate swap agreements.......................        350,000          225,000
     Interest rate corridors.............................              -           10,000
     Commitments to:
       Purchase mortgage-backed securities...............              -                -
       Sell mortgage-backed securities...................              -           37,000
     Unused and open-ended lines of credit:
       Consumer..........................................        176,958          158,210
       Commercial........................................         40,855           25,061
     Open option contracts written:
       Short-call options................................              -            2,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed-rate loan commitments as of September 30, 1999 have interest rates ranging from 8.00% to 8.25%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily FNMA, with the servicing of these loans being retained by the Company. The Company receives a larger servicing spread on those loans being serviced then it would if the loans had been sold without recourse.

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial development revenue bond issue ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At September 30, 1999, appraised values of the real estate collateral exceeded the amount of the guarantees.

Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments but does not expect any counterparty to fail to meet their obligations. The fixed pay-floating receive agreements were entered into as hedges of the interest rates on debt securities. The fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate certificates of deposit. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest earning assets and interest-bearing liabilities.

 The agreements at September 30, 1999 consist of the following:


  Notional
   Amount                                              Maturity         Call           Fixed          Variable
   (000s)                     Type                       Date           Date            Rate            Rate
-------------------------------------------------------------------------------------------------------------------
  $10,000          Fixed Pay-Floating Receive            2000      not applicable       6.75%           6.25%
   10,000          Fixed Pay-Floating Receive            2001      not applicable       7.05            6.41
   15,000          Fixed Receive-Floating Pay            2003           1999            6.00            5.13
    5,000          Fixed Receive-Floating Pay            2003           1999            6.47            5.52
    5,000          Fixed Receive-Floating Pay            2003           1999            6.43            5.52
   15,000          Fixed Receive-Floating Pay            2005           1999            6.10            5.14
   10,000          Fixed Receive-Floating Pay            2008           1999            5.85            5.37
   15,000          Fixed Receive-Floating Pay            2009           1999            7.00            5.36
   10,000          Fixed Receive-Floating Pay            2004           2000            6.00            5.39
   10,000          Fixed Receive-Floating Pay            2004           2000            6.00            5.23
   10,000          Fixed Receive-Floating Pay            2004           2000            6.00            5.40
   10,000          Fixed Receive-Floating Pay            2004           2000            6.05            5.41
   10,000          Fixed Receive-Floating Pay            2004           2000            6.63            5.20
   10,000          Fixed Receive-Floating Pay            2004           2000            7.00            5.42
   15,000          Fixed Receive-Floating Pay            2004           2000            6.50            4.56
    5,000          Fixed Receive-Floating Pay            2004           2000            6.50            5.02
   15,000          Fixed Receive-Floating Pay            2005           2000            6.00            5.36
   15,000          Fixed Receive-Floating Pay            2005           2000            6.25            5.38
   10,000          Fixed Receive-Floating Pay            2006           2000            6.13            5.20
   10,000          Fixed Receive-Floating Pay            2006           2000            7.00            5.40
   15,000          Fixed Receive-Floating Pay            2007           2000            7.05            5.20
   10,000          Fixed Receive-Floating Pay            2007           2000            7.13            5.20
   15,000          Fixed Receive-Floating Pay            2007           2000            6.90            5.13
   15,000          Fixed Receive-Floating Pay            2008           2000            6.30            5.31
   10,000          Fixed Receive-Floating Pay            2009           2000            6.00            5.21
   10,000          Fixed Receive-Floating Pay            2009           2000            6.00            5.17
   10,000          Fixed Receive-Floating Pay            2009           2000            6.05            5.25
   10,000          Fixed Receive-Floating Pay            2009           2000            6.25            5.15
   10,000          Fixed Receive-Floating Pay            2009           2000            6.30            5.27
   15,000          Fixed Receive-Floating Pay            2009           2000            7.00            5.41
   10,000          Fixed Receive-Floating Pay            2009           2000            7.13            5.20
    5,000          Fixed Receive-Floating Pay            2009           2001            6.25            5.37

The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore at September 30, 1999, the gross unrealized gains and losses of $167,000 and $8.6 million, respectively, equal the fair value loss of the interest rate swaps of $8.4 million. At September 30, 1998, the gross unrealized gains and losses of $2.1 million and $545,000, respectively, equal the fair value of the interest rate swaps of $1.6 million.

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

The Company's primary business activities include granting residential mortgage and consumer loans to customers located within the proximity of their branch locations, primarily within the State of Wisconsin. Approximately $57.1 million of commercial real estate and multi-family loans are outside Wisconsin as of September 30, 1999.

In the normal course of business, various legal proceedings involving the Company are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions.

The Company leases 17 offices under agreements which expire at various dates through August 2056, with twelve leases having renewable options. Rent expense under these agreements totaled approximately $1.1 million, $804,000 and $468,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

The future minimum rental commitments as of September 30, 1999 under these leases for the next five years and thereafter, are as follows:


     Years Ended September 30,                Amount
     -----------------------------------------------------
                                         (In thousands)
     2000...............................      $ 1,093
     2001...............................        1,076
     2002...............................        1,019
     2003...............................          993
     2004...............................          741
     2005 and thereafter................        8,480

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

The following table presents the estimates of fair value of financial instruments at September 30, 1999:


-----------------------------------------------------------------------------------------------------------
                                                                                   Carrying       Fair
(In thousands)                                                                       Value        Value
-----------------------------------------------------------------------------------------------------------
Financial Assets:
    Cash and cash equivalents...................................................    $ 32,562     $  32,562
    Debt and equity securities..................................................     217,459       217,483
    Mortgage-backed and related securities......................................     959,354       959,129
    Mortgage loans held for sale................................................       8,620         8,620
    Loans receivable............................................................   1,113,391     1,121,574
    Federal Home Loan Bank stock................................................      30,827        30,827

Financial Liabilities:
    Certificate accounts........................................................     865,778       865,778
    Other deposit accounts......................................................     618,525       618,525
    Advances and other borrowings...............................................     834,738       834,738



-----------------------------------------------------------------------------------------------------------
                                                                       Notional    Carrying       Fair
(In thousands)                                                         Amount        Value        Value
-----------------------------------------------------------------------------------------------------------
Off-Balance Sheet Items:
    Commitments to extend credit.....................................   $ 51,002           -        *
    Unused and open-ended lines of credit............................    217,813           -        *
    Interest rate swap agreements....................................    350,000     $ 1,232     $ (8,426)

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

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. In accordance with SFAS No. 107, the fair value of liabilities cannot be less than the carrying value.

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

(18)  SEGMENT INFORMATION

The Company's operations include four strategic business segments: Retail Banking, Commercial Banking, Mortgage Banking and Investments. Financial performance is primarily based on the individual segments direct contribution to Company net income. The Company's segments do not include the operations of the parent holding company, nor the operations of the Bank's operating subsidiaries. Capital is not allocated to the segments and thus net interest income related to the free funding associated with capital is not included in the individual segments. The Company only charges the segments with direct expenses. Costs associated with administrative and centralized back-office support areas of the Bank are not allocated to the segments. Income taxes are allocated to the segments based on the Bank's effective tax rate prior to the consolidation with its affordable housing subsidiary.

The Retail Banking segment consists of the Bank's retail deposits, branch and ATM network, consumer lending operations, annuity and brokerage services and call center. The segment includes a much higher level of interest-bearing liabilities than earning assets. The Company views this segment as a significant funding vehicle for the other lending segments. The Company's transfer pricing model has the effect of viewing this segment as a comparison to the cost of wholesale funds.

The Commercial Banking segment consists of the Bank's commercial, commercial real estate and multifamily lending operations. It also includes the lending aspects of the Company's affordable housing subsidiary.

The Mortgage Banking segment consists of the Bank's single-family mortgage lending operation. Single-family lending consists of three primary operations: portfolio lending, lending for sale in the secondary market and loan servicing.

The Investment segment consists of the Company's portfolio of mortgage-backed and related securities, its debt and equity securities and other short-term investments. This segment also includes the Company's wholesale sources of funding including FHLB advances, brokered certificates of deposits, reverse repurchase agreements and federal funds purchased.

-------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENTS                           Retail      Commercial     Mortgage                       Total
                                           Banking       Banking        Banking     Investments     Segments
-------------------------------------------------------------------------------------------------------------
Year ended September 30, 1999
Net interest income                       $ 17,071      $ 12,605       $  5,658      $ 10,570       $ 45,904
Provision for loan losses                      506         1,173            241             -          1,920
Other operating income                       6,602           925          3,415         (288)         10,654
General and administrative expenses         22,118         2,889          4,377           811         30,195
Income tax expense                             373         3,469          1,642         3,505          8,989
                                          --------      --------       --------    ----------     ----------
Segment profit                            $    676      $  5,999       $  2,813    $    5,966     $   15,454
                                          ========      ========       ========    ==========     ==========

Segment average assets                    $291,029      $428,599       $285,434    $1,081,711     $2,086,773
                                          ========      ========       ========    ==========     ==========



Year ended September 30, 1998
Net interest income                       $ 14,680      $  8,574       $  3,750    $    9,819     $   36,823
Provision for loan losses                    1,258           605            437             -          2,300
Other operating income                       5,308         1,106          5,259           981         12,654
General and administrative expenses         20,554         2,247          3,777           748         27,326
Income tax expense                           (691)         2,225          1,562         3,336          6,432
                                          --------      --------       --------    ----------     ----------
Segment profit                            $(1,133)      $  4,603       $  3,233    $    6,716     $   13,419
                                          ========      ========       ========    ==========     ==========

Segment average assets                    $250,931      $302,690       $271,038    $  760,664     $1,585,323
                                          ========      ========       ========    ==========     ==========



RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                                                  Year ended September 30,
                                                                   1999             1998
NET INTEREST INCOME AND OTHER OPERATING INCOME
Total for segments                                             $   56,558        $   49,477
Unallocated transfer pricing credit (primarily on
capital)                                                            9,304             7,783
Income from affordable housing subsidiary                           4,941             5,059
Holding company interest expense                                  (1,583)             (581)
Elimination of intercompany interest income                       (1,438)           (2,247)
Other                                                                 767             1,263
                                                               ----------        ----------
Consolidated total revenue                                     $   68,549        $   60,754
                                                               ==========        ==========

PROFIT
Total for segments                                             $   15,454        $   13,419
Unallocated transfer pricing credit (primarily on
capital)                                                            5,582             4,670
Unallocated administrative and centralized support
costs (a)                                                         (5,132)           (5,098)
Holding company net loss                                          (1,462)             (746)
Elimination of intercompany interest income                         (863)           (1,348)
Affordable housing tax credits                                      2,969             4,176
Other                                                                 108             (276)
                                                               ----------        ----------
Consolidated net income                                        $   16,656        $   14,797
                                                               ==========        ==========
AVERAGE ASSETS
Total for segments                                             $2,086,773        $1,585,323
Elimination of intercompany loans                                (15,995)          (25,777)
Other assets not allocated                                        111,577           140,502
                                                               ----------        ----------
Consolidated average assets                                    $2,214,345        $1,700,048
                                                               ==========        ==========

(a) After-tax effect of $8.6 million and $8.5 million of general and administrative expenses for the years ended September 30, 1999 and 1998, respectively.

(19) FINANCIAL INFORMATION OF ST. FRANCIS CAPITAL CORPORATION (PARENT ONLY)

                        STATEMENT OF FINANCIAL CONDITION

                                                                                        September 30,
(In thousands)                                                                       1999           1998
-----------------------------------------------------------------------------------------------------------
                                                  ASSETS
Cash, all with Bank...........................................................     $  2,089       $  1,483
Investment in subsidiaries, at equity.........................................      150,602        137,587
Accrued interest receivable and other assets..................................          391            812
                                                                               -------------  -------------
      Total assets............................................................     $153,082       $139,882
                                                                               =============  =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Advances and other borrowings.............................................     $ 21,000       $ 18,000
    Accrued interest and other liabilities....................................          568            337
                                                                               -------------  -------------
      Total liabilities.......................................................       21,568         18,337
                                                                               -------------  -------------

Shareholders' equity:
    Common stock..............................................................          146            146
    Additional paid-in capital................................................       82,426         75,237
    Accumulated other comprehensive income (loss).............................     (13,057)            381
    Unearned ESOP compensation................................................      (2,260)        (2,678)
    Treasury stock, at cost...................................................     (58,934)       (63,903)
    Retained earnings, substantially restricted...............................      123,193        112,362
                                                                               -------------  -------------
      Total shareholders' equity..............................................      131,514        121,545
                                                                               -------------  -------------
      Total liabilities and shareholders' equity..............................     $153,082       $139,882
                                                                               =============  =============

                                            STATEMENT OF INCOME

                                                                                Year ended
                                                                              September 30,
(In thousands)                                                     1999            1998           1997
------------------------------------------------------------------------------------------------------------
Dividend received from Bank...................................     $ 17,133        $ 15,627        $ 11,500
Interest and other dividend income............................          351             421             701
Other income (loss)...........................................            -               -            (25)
Interest expense on advances and other borrowings.............      (1,583)           (581)           (418)
General and administrative expenses...........................        (994)           (828)         (1,160)
                                                               -------------   -------------  --------------
    Income before income tax expense and equity in
      undistributed earnings of subsidiaries..................       14,907          14,639          10,598
Income tax expense............................................        (764)           (242)           (335)
                                                               -------------   -------------  --------------
    Income before equity in undistributed earnings of
      Subsidiaries............................................       15,671          14,881          10,933
Equity in (distributed) undistributed earnings of subsidiaries          985            (84)             785
                                                               -------------   -------------  --------------
Net income....................................................     $ 16,656        $ 14,797        $ 11,718
                                                               =============   =============  ==============

                            STATEMENT OF CASH FLOWS

                                                                              Year ended
                                                                            September 30,
(In thousands)                                                   1999            1998           1997
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income..................................................     $ 16,656        $ 14,797        $ 11,718
Adjustments to reconcile net income to cash provided
by operations:
    Equity in distributed (undistributed) earnings of
    subsidiaries...........................................         (985)              84           (785)
    Increase (decrease) in liabilities.....................           268           (303)             640
    Other, net.............................................           129            (11)           (307)
                                                             -------------   -------------  --------------
Cash provided by operations................................        16,068          14,567          11,266
                                                             -------------   -------------  --------------

Cash flows from investing activities:
Net cash used for acquisitions.............................       (8,964)               -               -
Purchase of Kilbourn State Bank stock......................             -               -        (25,283)
Proceeds from sales of securities available for sale.......           997             395           3,900
Principal repayments on securities available for sale......             -              91             133
                                                             -------------   -------------  --------------
Cash provided by (used in) investing activities............       (7,967)             486        (21,250)
                                                             -------------   -------------  --------------

Cash flows from financing activities:
Stock option transactions..................................         1,655           1,072           1,822
Proceeds from advances and other borrowings................        98,000          39,000          12,000
Repayments from advances and other borrowings..............      (95,000)        (32,000)         (1,000)
Purchase of treasury stock.................................       (8,988)        (21,160)        (11,816)
Dividends paid.............................................       (3,162)         (2,912)         (2,450)
                                                             -------------   -------------  --------------
Cash used in financing activities..........................       (7,495)        (16,000)         (1,444)
                                                             -------------   -------------  --------------

Increase (decrease) in cash................................           606           (947)        (11,428)
Cash at beginning of year..................................         1,483           2,430          13,858
                                                             -------------   -------------  --------------
Cash at end of year........................................      $  2,089        $  1,483         $ 2,430
                                                             =============   =============  ==============

(20)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                    For the quarter ended,
                                ---------------------------------------------------------------------------------------------
                                  Sep 30      Jun 30      Mar 31      Dec 31      Sep 30      Jun 30      Mar 31      Dec 31
                                  1999        1999        1999        1998        1998        1998        1998        1997
                                ---------------------------------------------------------------------------------------------
                                                  (In thousands, except earnings per share and market prices)
Interest and dividend income     $ 41,086    $ 38,523    $ 35,144    $ 30,792    $ 31,200    $ 29,569    $ 27,680   $ 29,460
Interest expense..............     26,404      24,371      22,244      20,263      20,156      18,981      17,924     19,002
                                ---------    --------    --------    --------    --------    --------    --------   --------
Net interest income...........     14,682      14,152      12,900      10,529      11,044      10,588       9,756     10,458
Provision for loan losses.....        480         480         480         480         300         300       1,500        200
                                ---------    --------    --------    --------    --------    --------    --------   --------
Net interest income after
     Provision for loan            14,202      13,672      12,420      10,049      10,744      10,288       8,256     10,258
losses........................
Securities gains/(losses).....        (5)         124       (400)          28         287         464       (118)        610
Gain on sales of loans held
     For sale, net............        262         420         860       1,264       1,129         894       1,302      1,042
Other operating income........      3,205       3,129       3,226       4,173       3,221       3,323       3,989      2,765
                                ---------    --------    --------    --------    --------    --------    --------   --------
Total other operating income..      3,462       3,673       3,686       5,465       4,637       4,681       5,173      4,417

General and administrative
     Expenses.................     10,777      10,888      10,905      10,993      10,755      10,743      10,366      9,967
                                ---------    --------    --------    --------    --------    --------    --------   --------
Income before income tax            6,887       6,457       5,201       4,521       4,626       4,226       3,063      4,708
expense.......................
Income tax expense (benefit)..      2,145       1,978       1,531         756         764         672       (520)        910
                                ---------    --------    --------    --------    --------    --------    --------   --------
Net income....................  $   4,742    $  4,479    $  3,670    $  3,765    $  3,862    $  3,554     $ 3,583   $  3,798
                                =========    ========    ========    ========    ========    ========    ========   ========

Basic earnings per share (1)..    $  0.49     $  0.46     $  0.39     $  0.43     $  0.41     $  0.36     $  0.36    $  0.38

Diluted earnings per share
(2)...........................    $  0.47     $  0.45     $  0.37     $  0.41     $  0.39     $  0.34     $  0.34    $  0.36

Weighted average shares -       9,693,643   9,658,894   9,322,724   8,767,262   9,475,192   9,810,962   9,929,588  9,878,400
basic.........................
Weighted average shares -      10,091,034  10,031,270   9,792,261   9,263,844   9,996,010  10,354,138  10,525,632 10,546,128
diluted.......................

Market Information:
     High.....................    $ 21.75     $ 22.00     $ 21.63     $ 21.13     $ 20.06     $ 22.63     $ 25.38    $ 25.25
     Low......................      19.50       18.50       18.50       17.25       17.50       17.88       20.75      18.38
     Close....................      20.56       21.50       21.44       21.13       18.00       19.38       22.75      25.25


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

On October 20, 1999, the Company declared a dividend of $0.09 per share on the Company's common stock for the quarter ended September 30, 1999, which was the seventeenth cash dividend payment since the Company became a publicly-held company in June 1993. The dividend was payable on November 19, 1999 to shareholders of record as of November 10, 1999. At November 30, 1999, the closing price of the Company's common stock was $20.06 per share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, dated December 15, 1999, relating to the 1999 Annual Meeting of Shareholders currently scheduled for January 26, 2000, which is incorporated herein by reference. Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, dated December 15, 1999, relating to the 1999 Annual Meeting of Shareholders currently scheduled for January 26, 2000, which is incorporated herein by reference. However, the information set forth under the heading "Compensation Committee Report" in the Company's definitive Proxy Statement dated December 15, 1999, shall not be deemed to be incorporated by reference by any general statement into any filing and shall not otherwise be deemed to be filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, dated December 15, 1999, relating to the 1999 Annual Meeting of Shareholders currently scheduled for January 26, 2000, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement, dated December 15, 1999, relating to the 1999 Annual Meeting of Shareholders currently scheduled for January 26, 2000, which is incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  (1) FINANCIAL STATEMENTS

The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

         Independent Auditors' Report
         Consolidated Statements of Financial Condition at September 30, 1999 and 1998
         Consolidated Statements of Income for Years Ended September
         30, 1999, 1998 and 1997
         Consolidated Statements of Shareholders' Equity for Years Ended September 30, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for Years Ended September 30, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

\

(A)   (2)  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(A)  (3) EXHIBITS:

   3.1   Articles of Incorporation of Registrant(1)
   3.2   Amended By-laws of Registrant(2)
   3.3   Stock Charter of St. Francis Bank, F.S.B.(1)
   3.4   By-laws of St. Francis Bank, F.S.B.(1)
   3.5   Articles of Amendment to the Articles of Incorporation of Registrant(4)
   4.0   Shareholders' Rights Agreement dated as of September 25, 1997 between the Registrant and Firstar
         Trust Company(4)
  10.1   St. Francis Bank, F.S.B. Money Purchase Pension Plan(1)
  10.2   St. Francis Bank, F.S.B. 401(k) Savings Plan(1)
  10.3   St. Francis Bank, F.S.B. Employee Stock Ownership Plan(1)
  10.4   Credit Agreement by and between St. Francis Bank, F.S.B. Employee Stock Ownership
         Trust and Registrant(1)
  10.5   St. Francis Bank, F.S.B. Management Recognition and Retention Plan and Trust(1)
  10.6   St. Francis Capital Corporation 1993 Incentive Stock Option Plan(1)
  10.7   St. Francis Capital Corporation 1993 Stock Option Plan for Outside Directors(1)
  10.8   1986 Deferred Compensation Agreement as Amended-Thomas R. Perz(6)
  10.9   1987 Deferred Compensation Agreement-Thomas R. Perz(1)
  10.10  1988 Deferred Compensation Agreement-Edward W. Mentzer(1)
  10.11  1996 Employment Agreement-Thomas R. Perz(3)
  10.12  1996 Employment Agreement-James C. Hazzard(3)
  10.13  1997 Employment Agreement-Bradley J. Smith(4)
  10.14  1998 Employment Agreement-Jon D. Sorenson/(5)
  10.15  1998 Employment Agreement-James S. Eckel(6)
  10.16  St. Francis Capital Corporation 1997 Stock Option Plan(4)
  10.17  Split Dollar Life Insurance Agreement-Thomas R. Perz(4)
  11.1   Statement regarding computation of per share earnings                  See footnote (13) in Part II Item 8
  13.1   1999 Summary Annual Report to Shareholders(7)                          Enclosed
  21.1   Subsidiaries of the Registrant                                         See "Subsidiaries" in Part I Item I
  23.1   Consent of KPMG LLP(6)                                                 Attached
  24.1   Powers of Attorney for certain officers and directors(1)
  27.1   Financial Data Schedule(6)
  99.1   Proxy Statement for 1999 Annual Meeting of Shareholders(6)             Attached

A copy of one or more of the exhibits listed herein can be obtained by writing Jon D. Sorenson, Chief Financial Officer, St. Francis Capital Corporation, 13400 Bishops Lane, Suite 350, Brookfield, WI 53005-6203.

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

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(6) Filed herewith.

(7) Filed in paper format pursuant to Rule 101(b)(1) of Regulation S-T.

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

                                       ST. FRANCIS CAPITAL CORPORATION

                                       By:   /s/ Thomas R. Perz
                                             -----------------------------------
                                             Thomas R. Perz, President and
                                             Chief Executive Officer
                                             (Duly Authorized Representative)

                                       Date: December 7, 1999
                                             -----------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.



  /s/ Thomas R. Perz                         /s/ Jon D. Sorenson
  ----------------------------------         -----------------------------------
  Thomas R. Perz, President,                 Jon D. Sorenson, Chief Financial
  Chief Executive Officer and                Officer and Treasurer (Principal
  Director (Principal Executive and          Financial and Accounting Officer)
  Operating Officer)

  Date:     December 7, 1999                 Date:     December 7, 1999
           -------------------------                  --------------------------



  /s/ John C. Schlosser                      /s/ Julia H. Taylor
  ----------------------------------         -----------------------------------
  John C. Schlosser, Chairman of the         Julia H. Taylor, Director
  Board and Director

  Date:    December 7, 1999                  Date:     December 7, 1999
           -------------------------                  --------------------------



  /s/ Rudolph T. Hoppe                       /s/ Edward W. Mentzer
  ----------------------------------         -----------------------------------
  Rudolph T. Hoppe, Director                 Edward W. Mentzer, Director

  Date:     December 7, 1999                 Date:     December 7, 1999
           -------------------------                  --------------------------



  /s/ Jeffrey A. Reigle                      /s/ Edmund O. Templeton
  ----------------------------------         -----------------------------------
  Jeffrey A. Reigle, Director                Edmund O. Templeton, Director

  Date:     December 7, 1999                 Date:     December 7, 1999
           -------------------------                  --------------------------



  /s/ David J. Drury
  ----------------------------------
  David J. Drury, Director

  Date:     December 7, 1999
            ------------------------