Form 10-Q
period 1999-12-31
ST FRANCIS CAPITAL CORP
filed 2000-02-11
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                         Commission File Number 0-21298

                         ST. FRANCIS CAPITAL CORPORATION
                         -------------------------------
             (Exact name of Registrant as Specified in its Charter)


          WISCONSIN                                         39-1747461
-----------------------------                               ----------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)



         13400 BISHOPS LANE, SUITE 350, BROOKFIELD, WISCONSIN 53005-6203
         ---------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (262) 787-8700
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)


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

         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 10,132,669 at January 31, 1999.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS


                                                                                                              PAGE
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited):

         Consolidated Statements of Financial Condition......................................................   3

         Consolidated Statements of Income...................................................................   4

         Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.................   5

         Consolidated Statements of Cash Flows...............................................................   6

         Notes to Consolidated Financial Statements..........................................................   8


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............  18

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................  28

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................................................  29

ITEM 2.  Changes In Securities and Use of Proceeds...........................................................  29

ITEM 3.  Defaults Upon Senior Securities.....................................................................  29

ITEM 4.  Submission of Matters to a Vote of Security Holders.................................................  29

ITEM 5.  Other Information...................................................................................  29

ITEM 6.  Exhibits and Reports on Form 8-K....................................................................  29


SIGNATURES ..................................................................................................  30

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

--------------------------------------------------------------------------------


                                                                              December 31,    September 30,
                                                                                  1999            1999
                                                                              ------------    -------------
                                                                                     (In thousands)
ASSETS
Cash and due from banks ...................................................   $     48,042    $     29,074
Federal funds sold and overnight deposits .................................            319           3,488
                                                                              ------------    ------------
Cash and cash equivalents .................................................         48,361          32,562
                                                                              ------------    ------------
Securities available for sale, at fair value:
    Debt and equity securities ............................................        212,379         216,649
    Mortgage-backed and related securities ................................        871,524         919,879
Mortgage loans held for sale, at lower of cost or market ..................          2,833           8,620
Securities held to maturity, at amortized cost:
    Debt securities (fair values of $828 and $834, respectively) ..........            810
                                                                                                       810
    Mortgage-backed and related securities (fair values of $33,670
    and $39,250, respectively) ............................................         34,280          39,475
Loans receivable, net .....................................................      1,215,829       1,113,391
Federal Home Loan Bank stock, at cost .....................................         32,322          30,827
Accrued interest receivable ...............................................         15,120          14,090
Foreclosed properties .....................................................            375             371
Real estate held for investment ...........................................         28,407          28,402
Premises and equipment, net ...............................................         32,406          32,924
Other assets ..............................................................         34,532          35,356
                                                                              ------------    ------------
Total assets ..............................................................   $  2,529,178    $  2,473,356
                                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits ..................................................................   $  1,545,109    $  1,484,303
Short term borrowings .....................................................        706,393         588,790
Long term borrowings ......................................................        131,121         245,948
Advances from borrowers for taxes and insurance ...........................            938           8,904
Accrued interest payable and other liabilities ............................         14,588          13,897
                                                                              ------------    ------------
Total liabilities .........................................................      2,398,149       2,341,842
                                                                              ------------    ------------

Commitments and contingencies .............................................           --              --

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued ...........................................................           --              --
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 10,147,657 and 10,156,770 shares, respectively ...........            146             146
Additional paid-in-capital ................................................         86,437          82,426
Accumulated other comprehensive loss ......................................        (17,740)        (13,057)
Unearned ESOP compensation ................................................           (981)         (2,260)
Treasury stock at cost (4,431,583 and 4,422,470 shares, respectively) .....        (59,205)        (58,934)
Retained earnings, substantially restricted ...............................        122,372         123,193
                                                                              ------------    ------------
Total shareholders' equity ................................................        131,029         131,514
                                                                              ------------    ------------
Total liabilities and shareholders' equity ................................   $  2,529,178    $  2,473,356
                                                                              ============    ============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
--------------------------------------------------------------------------------


                                                            Three Months Ended
                                                                December 31,
                                                          ------------------------
                                                            1999           1998
                                                          ----------    ----------
                                                           (In thousands, except
                                                               per share data)
INTEREST AND DIVIDEND INCOME:
     Loans ............................................   $   23,643    $   18,537
     Mortgage-backed and related securities ...........       14,910        10,309
     Debt and equity securities .......................        3,306         1,152
     Federal funds sold and overnight deposits ........           17           398
     Federal Home Loan Bank stock .....................          605           385
     Trading account securities .......................           27            11
                                                          ----------    ----------
Total interest and dividend income ....................       42,508        30,792
                                                          ----------    ----------
INTEREST EXPENSE:
     Deposits .........................................       17,057        13,722
     Advances and other borrowings ....................       11,288         6,541
                                                          ----------    ----------
Total interest expense ................................       28,345        20,263
                                                          ----------    ----------
Net interest income before provision for loan losses ..       14,163        10,529
Provision for loan losses .............................          500           480
                                                          ----------    ----------
Net interest income ...................................       13,663        10,049
                                                          ----------    ----------
OTHER OPERATING INCOME (EXPENSE), NET:
     Loan servicing and loan related fees .............          575           519
     Depository fees and service charges ..............        1,239           952
     Securities gains (losses) ........................          (16)           28
     Gain on sales of loans ...........................          128         1,264
     Insurance, annuity and brokerage commissions .....          344           386
     Gain (loss) on foreclosed properties .............            7           (22)
     Income from affordable housing ...................          769         1,346
     Gain on sale of real estate held for sale ........         --             733
     Other income .....................................          118           259
                                                          ----------    ----------
Total other operating income, net .....................        3,164         5,465
                                                          ----------    ----------
GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and employee benefits ...............       10,228         5,384
     Office building, including depreciation ..........        1,024         1,003
     Furniture and equipment, including depreciation ..        1,038         1,014
     Affordable housing expenses ......................          786         1,409
     Other general and administrative expenses ........        2,240         2,183
                                                          ----------    ----------
Total general and administrative expenses .............       15,316        10,993
                                                          ----------    ----------
Income before income tax expense ......................        1,511         4,521
Income tax expense ....................................        1,305           756
                                                          ----------    ----------
Net income ............................................   $      206    $    3,765
                                                          ==========    ==========
Basic earnings per share ..............................   $     0.02    $     0.43
                                                          ==========    ==========
Diluted earnings per share ............................   $     0.02    $     0.41
                                                          ==========    ==========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income


--------------------------------------------------------------------------------


                                                       Shares of
                                                        Common                      Additional    Unearned
                                                         Stock         Common        Paid-In        ESOP         Retained
                                                      Outstanding      Stock         Capital     Compensation    Earnings
                                                     ------------------------------------------------------------------------------
                                                               (In thousands, except Shares of Common Stock Outstanding)
Three months ended December 31, 1998
Balance at September 30, 1998 - as
    previously reported ..........................     4,787,683    $        73   $    75,310    $    (2,678)   $   112,362
2-for-1 stock split declared March 23, 1999 ......     4,787,683             73           (73)          --             --
                                                     -----------    -----------   -----------    -----------    -----------
Balance at September 30, 1998                          9,575,366    $       146   $    75,237    $    (2,678)   $   112,362
Net income .......................................          --             --            --             --            3,765
Unrealized loss on securities available
     for sale ....................................          --             --            --             --             --
Reclassification adjustment for gains
     realized in net income ......................          --             --            --             --             --
Income taxes .....................................          --             --            --             --             --
Comprehensive income .............................
Cash dividend - $0.08 per share ..................          --             --            --             --             (745)
Purchase of treasury stock .......................      (217,987)          --            --             --             --
Exercise of stock options, net ...................        40,582           --            --             --             (738)
Amortization of unearned compensation ............          --             --             331            103           --
                                                     -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1998 .....................     9,397,361    $       146   $    75,568    $    (2,575)   $   114,644
                                                     ===========    ===========   ===========    ===========    ===========

Three months ended December 31, 1999
Balance at September 30, 1999 ....................    10,156,770    $       146   $    82,426    $    (2,260)   $   123,193
Net income .......................................          --             --            --             --              206
Unrealized loss on securities available
     for sale ....................................          --             --            --             --             --
Reclassification adjustment for gains
     realized in net income ......................          --             --            --             --             --
Income taxes .....................................          --             --            --             --             --
Comprehensive loss ...............................          --
Cash dividend - $0.09 per share ..................          --             --            --             --             (915)
Purchase of treasury stock .......................       (28,967)          --            --             --             --
Exercise of stock options, net ...................        19,854           --            --             --             (112)
Amortization of unearned compensation ............          --             --           4,011          1,279           --
                                                     -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1999 .....................    10,147,657    $       146   $    86,437    $      (981)   $   122,372
                                                     ===========    ===========   ===========    ===========    ===========




                                                      Accumulated
                                                         Other
                                                     Comprehensive    Treasury
                                                      Income (Loss)    Stock          Total
                                                     --------------------------------------
                                                     (In thousands, except Shares of Common
                                                                 Stock Outstanding)
Three months ended December 31, 1998
Balance at September 30, 1998 - as
    previously reported ..........................   $       381    $   (63,903)   $   121,545
2-for-1 stock split declared March 23, 1999 ......          --             --             --
                                                     -----------    -----------    -----------
Balance at September 30, 1998                        $       381    $   (63,903)   $   121,545
Net income .......................................          --             --            3,765
Unrealized loss on securities available
     for sale ....................................        (5,616)          --           (5,616)
Reclassification adjustment for gains
     realized in net income ......................           (28)          --              (28)
Income taxes .....................................         2,204           --            2,204
                                                                                   -----------
Comprehensive income .............................                                         325
Cash dividend - $0.08 per share ..................          --             --             (745)
Purchase of treasury stock .......................          --           (8,408)        (8,408)
Exercise of stock options, net ...................          --              993            255
Amortization of unearned compensation ............          --             --              434
                                                     -----------    -----------    -----------
Balance at December 31, 1998 .....................   $    (3,059)   $   (70,958)   $   113,766
                                                     ===========    ===========    ===========

Three months ended December 31, 1999
Balance at September 30, 1999 ....................   $   (13,057)   $   (58,934)   $   131,514
Net income .......................................          --             --              206
Unrealized loss on securities available
     for sale ....................................        (7,541)          --           (7,541)
Reclassification adjustment for gains
     realized in net income ......................            17           --               17
Income taxes .....................................         2,841           --            2,841
                                                                                   -----------
Comprehensive loss ...............................                                      (4,477)
Cash dividend - $0.09 per share ..................          --             --             (915)
Purchase of treasury stock .......................          --             (536)          (536)
Exercise of stock options, net ...................          --              265            153
Amortization of unearned compensation ............          --             --            5,290
                                                     -----------    -----------    -----------
Balance at December 31, 1999 .....................   $   (17,740)   $   (59,205)   $   131,029
                                                     ===========    ===========    ===========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
--------------------------------------------------------------------------------


                                                                                     Three months ended
                                                                                        December 31,
                                                                                   ----------------------
                                                                                     1999         1998
                                                                                   ---------    ---------
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................   $     206    $   3,765
Adjustments to reconcile net income to net cash provided by
Operating activities:
      Provision for loan losses ................................................         500          480
      Depreciation, accretion and amortization .................................       4,417        2,172
      Deferred income taxes ....................................................       1,209        2,144
      Securities (gains) losses ................................................          16          (28)
      Originations of loans held for sale ......................................      (9,220)     (86,207)
      Proceeds from sales of loans held for sale ...............................      14,879       83,952
      ESOP Expense .............................................................       5,290          434
      Gain on sale of loans ....................................................         128        1,264
      Gain on sale of real estate held for sale ................................        --            733
      Other, net ...............................................................         531       (4,117)
                                                                                   ---------    ---------
Total adjustments ..............................................................      17,750          827
                                                                                   ---------    ---------
Net cash provided by operating activities ......................................      17,956        4,592
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity ...............        --              4
    Principal repayments on mortgage-backed and related securities
        held to maturity .......................................................       5,195        6,029
    Purchases of mortgage-backed securities available for sale .................        --       (200,950)
    Proceeds from sales of mortgage-backed securities available
      for sale .................................................................      12,001       23,990
    Principal repayments on mortgage-backed securities available
      for sale .................................................................      36,494       72,850
    Purchase of debt and equity securities available for sale ..................        --        (81,058)
    Proceeds from sales of debt and equity securities available for sale .......       1,644       47,005
    Proceeds from maturities of debt and equity securities available for sale ..       2,635       20,518
    Purchases of Federal Home Loan Bank stock ..................................      (1,495)      (5,900)
    Redemption of Federal Home Loan Bank stock .................................        --          1,200
    Purchase of loans ..........................................................     (14,985)      (4,627)
    Increase in loans, net of loans held for sale ..............................     (96,650)     (30,340)
    Gain on sale of real estate held for sale ..................................        --           (733)
    Proceeds from sale of real estate held for sale ............................        --         14,190
    Increase in real estate held for investment ................................        (513)        (333)
    Purchases of premises and equipment, net ...................................        (402)        (528)
                                                                                   ---------    ---------
Net cash used in investing activities ..........................................     (56,076)    (138,683)
                                                                                   ---------    ---------

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flow, cont.
--------------------------------------------------------------------------------


                                                                                             Three months ended
                                                                                                December 31,
                                                                                        ----------------------------
                                                                                           1999             1998
                                                                                        ------------    ------------
                                                                                               (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits ........................................................         60,806          38,560
    Proceeds from advances and other borrowings .....................................        409,678         283,684
    Repayments on advances and other borrowings .....................................       (393,740)       (169,169)
    Increase (decrease) in securities sold under agreements to repurchase ...........        (13,561)         23,282
    Decrease in advances from borrowers for taxes and insurance .....................         (7,966)         (8,310)
    Dividends paid ..................................................................           (915)           (745)
    Stock option transactions .......................................................            153             255
    Purchase of treasury stock ......................................................           (536)         (8,048)
                                                                                        ------------    ------------
Net cash provided by financing activities ...........................................         53,919         159,509
                                                                                        ------------    ------------

Increase in cash and cash equivalents ...............................................         15,799          25,418

Cash and cash equivalents:
      Beginning of period ...........................................................         32,562          30,746
                                                                                        ------------    ------------
      End of period .................................................................   $     48,361    $     56,164
                                                                                        ============    ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest ......................................................................   $     26,173    $     19,352

      Income taxes ..................................................................           --               100

Supplemental schedule of noncash investing and financing activities:

      Mortgage loans secured as mortgage-backed securities ..........................   $      6,568    $      3,959
      Transfer from loans to foreclosed properties ..................................            367             156
      Transfer of mortgage loans to mortgage loans held for sale ....................          3,041          18,591

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

(2)  Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 2000.

         Certain previously reported balances have been reclassified to conform with the 2000 presentation.

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

         The contractual or notional amounts of off-balance sheet financial instruments are as follows:


                                                                     Contractual or Notional Amount(s)
                                                                         December 31,   September 30,
                                                                            1999           1999
                                                                         ----------     ----------
                                                                               (In thousands)
               Commitments to extend credit:
                   Fixed-rate loans ..................................   $    3,362     $      959
                   Variable-rate loans ...............................       33,989         50,043
               Mortgage loans sold with recourse .....................       22,506         17,053
               Guarantees under IRB issues ...........................       29,878         24,484
               Commercial letters of credit ..........................        2,433          2,695
               Interest rate swap agreements (notional amount) .......      360,000        350,000
               Unused and open-ended lines of credit:
                 Consumer ............................................      165,652        176,958
                 Commercial ..........................................       96,185         40,855

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of December 31, 1999 have interest rates ranging from 7.63% to 8.38%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential losses on the letters of credit are the notional amount of the guarantees less the value of the real estate collateral. At December 31, 1999, appraised values of the real estate collateral exceeded the amount of the guarantees.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         The agreements at December 31, 1999 consist of the following:


           Notional
            Amount                                  Maturity   Call     Fixed    Variable
            (000s)           Type                     Date     Date     Rate       Rate
         ---------------------------------------------------------------------------------
          $   15,000   Fixed Receive-Floating Pay     2007     2000     6.90%     6.03%
               5,000   Fixed Receive-Floating Pay     2003     2000     6.47%     6.12%
              15,000   Fixed Receive-Floating Pay     2008     2000     6.30%     5.93%
              10,000   Fixed Receive-Floating Pay     2004     2000     6.05%     6.02%
               5,000   Fixed Receive-Floating Pay     2003     2000     6.43%     6.12%
              15,000   Fixed Receive-Floating Pay     2005     2000     6.00%     5.96%
               5,000   Fixed Receive-Floating Pay     2009     2001     6.25%     5.99%
              10,000   Fixed Receive-Floating Pay     2004     2000     6.63%     6.06%
              10,000   Fixed Receive-Floating Pay     2004     2000     7.00%     6.04%
              10,000   Fixed Receive-Floating Pay     2006     2000     7.00%     5.70%
              10,000   Fixed Receive-Floating Pay     2009     2000     6.00%     6.07%
              10,000   Fixed Receive-Floating Pay     2009     2000     6.25%     5.97%
              10,000   Fixed Receive-Floating Pay     2009     2000     6.30%     5.89%
              15,000   Fixed Receive-Floating Pay     2009     2000     7.00%     6.03%
              15,000   Fixed Receive-Floating Pay     2009     2000     7.00%     6.04%
              15,000   Fixed Receive-Floating Pay     2005     2000     6.25%     6.04%
              15,000   Fixed Receive-Floating Pay     2003     2000     6.00%     6.01%
              15,000   Fixed Receive-Floating Pay     2005     2000     6.10%     6.04%
              10,000   Fixed Receive-Floating Pay     2008     2000     5.85%     6.01%
              10,000   Fixed Receive-Floating Pay     2009     2000     6.05%     6.35%
              10,000   Fixed Receive-Floating Pay     2007     2000     7.13%     5.91%
              15,000   Fixed Receive-Floating Pay     2007     2000     7.05%     5.91%
              10,000   Fixed Receive-Floating Pay     2009     2000     6.00%     6.08%
              10,000   Fixed Receive-Floating Pay     2004     2000     6.00%     6.04%
              10,000   Fixed Receive-Floating Pay     2006     2000     6.13%     6.09%
              10,000   Fixed Receive-Floating Pay     2004     2000     6.00%     5.99%
              10,000   Fixed Receive-Floating Pay     2009     2000     7.13%     6.09%
              10,000   Fixed Receive-Floating Pay     2005     2000     7.00%     6.02%
              10,000   Fixed Receive-Floating Pay     2004     2000     6.00%     5.83%
              15,000   Fixed Receive-Floating Pay     2004     2000     6.50%     5.18%
               5,000   Fixed Receive-Floating Pay     2004     2000     6.50%     5.69%
              10,000   Fixed Pay-Floating Receive     2001     --       7.05%     7.06%
              10,000   Fixed Pay-Floating Receive     2000     --       6.75%     7.13%

         The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore, at December 31, 1999, the gross unrealized gains and losses of $284,000 and $13.3 million, respectively, equal the net fair value loss of the interest rate swaps of approximately $13.0 million.

         Commitments to purchase and sell mortgage-backed securities are contracts which represent notional amounts to purchase and sell mortgage-backed securities at a future date and specified price. Such commitments generally have fixed settlement dates.

         The unused and open consumer lines of credit are conditional commitments issued by the Company for extensions of credit such as home equity, auto, credit card, or other similar consumer-type financing. Furthermore, the unused and open commercial lines of credit are also conditional commitments issued by the Company for extensions of credit such as working capital, agricultural production, equipment or other similar commercial type financing. The credit risk involved in extending these lines of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held for these commitments may include, but may not be limited to, real estate, investment securities, equipment, accounts receivable, inventory, and deposits maintained at the Company.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(4)  Securities

         The Company's securities available for sale and held to maturity at December 31, 1999 were as follows:


                                                                          SECURITIES AVAILABLE FOR SALE
                                                               -------------------------------------------------
                                                                               Gross       Gross      Estimated
                                                               Amortized    Unrealized   Unrealized     Fair
                                                                 Cost          Gains       Losses      Value
                                                               ----------   ----------   ----------   ----------
                                                                                 (In thousands)
          DEBT AND EQUITY SECURITIES:
           U.S. Treasury obligations and obligations of
             U.S. Government Agencies ......................   $  220,284   $     --     $    9,121   $  211,163
           Corporate notes and bonds .......................        1,000         --              1          999
           Marketable equity securities ....................          217         --           --            217
                                                               ----------   ----------   ----------   ----------
          TOTAL DEBT AND EQUITY SECURITIES .................   $  221,501   $     --     $    9,122   $  212,379
                                                               ==========   ==========   ==========   ==========

          MORTGAGE-BACKED & RELATED SECURITIES:
           Participation certificates:
             FHLMC .........................................   $      933   $     --     $       12   $      921
             FNMA ..........................................       29,610         --          1,642       27,968
             Private issue .................................       68,026          282        1,790       66,518
           REMICs:
             FHLMC .........................................      149,320           41        4,435      144,926
             FNMA ..........................................       36,305           13          909       35,409
             Private issue .................................      607,232          156       11,642      595,746
           CMO residual ....................................           36         --           --             36
                                                               ----------   ----------   ----------   ----------
          TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES .................................   $  891,462   $      492   $   20,430   $  871,524
                                                               ==========   ==========   ==========   ==========



                                                                      SECURITIES HELD TO MATURITY
                                                          -------------------------------------------------
                                                                         Gross       Gross       Estimated
                                                          Amortized    Unrealized   Unrealized     Fair
                                                            Cost         Gains       Losses        Value
                                                          ----------   ----------   ----------   ----------
                                                                            (In thousands)
          DEBT SECURITIES:
           State and municipal obligations ...........    $      810   $       18   $     --     $      828
                                                          ----------   ----------   ----------   ----------
           TOTAL DEBT SECURITIES .....................    $      810   $       18   $     --     $      828
                                                          ==========   ==========   ==========   ==========

          MORTGAGE-BACKED & RELATED SECURITIES:
           REMICs:
             FNMA ....................................    $      246   $     --     $        1   $      245
             Private issue ...........................        34,034            4          613       33,425
                                                          ----------   ----------   ----------   ----------
           TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES ...........................    $   34,280   $        4   $      614   $   33,670
                                                          ==========   ==========   ==========   ==========

         During the three month periods ended December 31, 1999 and 1998, gross proceeds from the sale of securities available for sale totaled approximately $13.6 million and $24.0 million, respectively. The gross realized gains on such sales totaled approximately $30,000 and $9,000 for the three month periods ended December 31, 1999 and 1998, respectively. The gross realized losses on such sales totaled approximately $54,000 and $31,000 for the three-month periods ended December 31, 1999 and 1998, respectively.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         At December 31, 1999 and September 30, 1999, $467.2 million and $484.2 million, respectively, of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

(5)  Loans

         Loans receivable are summarized as follows:


                                                          December 31,    September 30,
                                                              1999            1999
          -----------------------------------------------------------------------------
                                                                  (In thousands)
          First mortgage - one- to four-family .........  $     341,041   $     294,438
          First mortgage - residential construction ....         88,289         103,100
          First mortgage - multi-family ................        176,653         160,593
          Commercial real estate .......................        275,702         251,914
          Home equity ..................................        167,879         156,695
          Commercial and agriculture ...................        121,454         123,899
          Consumer secured by real estate ..............         87,933          89,991
          Interim financing and consumer loans .........         12,919          13,744
          Indirect auto ................................         44,357          44,299
          Education ....................................          1,357             984
                                                          -------------   -------------
              Total gross loans ........................      1,317,584       1,239,657
                                                          -------------   -------------
          Less:
              Loans in process .........................         87,792         106,960
              Unearned insurance premiums ..............            143             (21)
              Deferred loan and guarantee fees .........            471             614
              Purchased loan discount ..................            752             737
              Allowance for loan losses ................          9,764           9,356
                                                          -------------   -------------
              Total deductions .........................         98,922         117,646
                                                          -------------   -------------
          Total loans receivable .......................      1,218,662       1,122,011
          Less:  First mortgage loans held for sale ....          2,833           8,620
                                                          -------------   -------------
          Loans receivable, net ........................  $   1,215,829   $   1,113,391
                                                          =============   =============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


(6)  Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:


                                             Three months ended
                                                 December 31,
                                           ----------------------
                                              1999        1998
                                           ---------    ---------
          Beginning Balance ............   $   9,356    $   7,530
          Charge-offs:
            Real estate - mortgage .....         (34)        --
            Commercial loans ...........        --            (10)
            Home equity loans ..........         (30)        --
            Consumer ...................         (51)         (42)
                                           ---------    ---------
          Total charge-offs ............        (115)         (52)
                                           ---------    ---------
          Recoveries:
            Home equity loans ..........          10         --
            Consumer ...................          13            6
                                           ---------    ---------
          Total recoveries .............          23            6
                                           ---------    ---------
           Net charge-offs .............         (92)         (46)
                                           ---------    ---------

          Provision ....................         500          480
                                           ---------    ---------
          Ending balance ...............   $   9,764    $   7,964
                                           =========    =========

(7)  Earnings Per Share

         Basic earnings per share of common stock for the three-month periods ended December 31, 1999 and 1998, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the three month periods ended December 31, 1999 and 1998, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at December 31, 1999 and September 30, 1999 have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations. Common stock equivalents are computed using the treasury stock method. Total shares outstanding for earnings per share calculation purposes have been reduced by the Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released. The Company incurred and additional expense in the three month period ended December 31, 1999 related to the voluntary acceleration of loan principal owed to the Company's ESOP, which accounted for a charge to diluted earnings per share of approximately $0.43.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         The computation of earnings per common share is as follows:


                                                         Three months ended
                                                             December 31,
                                                     ---------------------------
                                                         1999            1998
                                                     -------------   -----------
          Net income for the period ..............   $    206,000   $  3,765,000
                                                     ============   ============

          Average common shares issued ...........     14,579,240     14,579,240
          Average net Treasury shares ............      4,421,958      5,298,552
          Unallocated ESOP shares ................        306,957        513,426
                                                     ------------   ------------

          Average common shares
              outstanding during the period ......      9,850,325      8,767,262
          Effect of dilutive stock options
              outstanding ........................        368,420        496,582
                                                     ------------   ------------
          Diluted average common shares
             outstanding .........................     10,218,745      9,263,844
                                                     ============   ============

          Basic earnings per share ...............   $       0.02   $       0.43
          Diluted earnings per share .............   $       0.02   $       0.41


         The computation of book value per common share is as follows:


                                                               December 31,   September 30,
                                                                   1999           1999
                                                               ------------   ------------
          Common shares outstanding at the end
              of the period ................................      9,951,442      9,705,600
          Incremental shares relating to dilutive stock
             options outstanding at the end of the period ..        232,728        370,243
                                                               ------------   ------------
                                                                 10,184,170     10,075,843
                                                               ============   ============
          Total shareholders' equity at the end of
             the period ....................................   $131,029,000   $131,514,000

          Book value per common share ......................   $      12.87   $      13.05

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

         At December 31, 1999, 184,548 shares were reserved for future grants. Further information concerning the options is as follows:

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued


                                                                        Three months ended December 31,
                                                     ----------------------------------------------------------------
                                                                  1999                               1998
                                                     ----------------------------------------------------------------
                                                                           Average                           Average
                                                                          Exercise                           Exercise
                                                         Options            Price          Options            Price
                                                     ----------------------------------------------------------------
          Outstanding at beginning of period .....   $   1,565,682    $       15.70   $   1,163,620    $       10.51
          Granted ................................           5,000            22.00         155,616            19.98
          Canceled ...............................            --               --              --               --
          Exercised ..............................         (19,854)            7.67         (91,000)            5.00
                                                     -------------    -------------   -------------    -------------
          Outstanding at end of period ...........   $   1,550,828    $       15.83       1,228,236    $       12.12
                                                     =============    =============   =============    =============

          Options exercisable ....................         420,188    $5.00 - 22.00         524,012    $10.00 - 22.25
                                                     =============    =============   =============    =============

(9)  Income Taxes

         Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:


          ------------------------------------------------------------------------------------------------------
                                                                         Three months ended Dec. 31,
                                                                            1999           1998
          ------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
          Federal income tax expense at statutory rate of 35% ........   $     529    $   1,582
          State income taxes, net of Federal income tax benefit ......          11           99
          Tax exempt interest ........................................         (31)         (36)
          Non-deductible compensation ................................       1,404          116
          Acquisition intangible amortization ........................          54           62
          Affordable housing credits .................................        (650)      (1,103)
          Other, net .................................................         (12)          36
                                                                         ---------    ---------
                                                                         $   1,305    $     756
                                                                         =========    =========

(10) Acquisitions

         In January 1999, the Company completed the acquisition of Reliance Bancshares, Inc. for $25.4 million in stock and cash. Under the terms of the agreement each share of Reliance common stock was converted into either .25 shares of common stock of the Company or $10.40 in cash in accordance with elections made by Reliance shareholders and subject to certain specified allocation and proration procedures. The Company issued 367,283 shares of common stock in connection with this transaction. The acquisition was treated as a purchase transaction for accounting purposes. The related accounts and results of operations have been included in the Company's consolidated financial statements from the date of acquisition. The acquisition of Reliance Bancshares, Inc. added $40.0 million in assets, including additions of $25.7 million to net loans and $16.6 million to deposits.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(11) Changes in Accounting Policy

         The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established new rules for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value, although the timing of recognition in earnings will depend on the classification of the hedge according to criteria established by SFAS 133. Changes in the fair value of derivatives that do not meet these criteria are required to be included in earnings in the period of the change.

         The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" in June 1999, which statement deferred the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier adoption is encouraged.

         Statement No. 133 generally requires that derivatives embedded in hybrid instruments be separated from their host contracts and be accounted for separately as derivative contracts. For instruments existing at the date of adoption, Statement No. 133, as modified by Statement No. 137, provides an entity the option of not applying this provision to such hybrid instruments entered into before January 1, 1999 and not substantially modified thereafter.

         The Company will adopt this standard on October 1, 2000 and expects that it will not materially effect results of operations or financial position.

(12) Segment Information

         The Company's operations include four strategic business segments:
         Retail Banking, Commercial Banking, Mortgage Banking and Investments. Financial performance is primarily based on the individual segments direct contribution to Company net income. The segments do not include the operations of the parent holding Company, as a holding company, nor the operations of the Bank's operating subsidiaries. Capital is not allocated to the segments and thus net interest income related to the free funding associated with capital is not included in the individual segments. The Company only charges the segments with direct expenses. Costs associated with administrative and centralized back-office support areas of the Bank are not allocated to the segments. Income taxes are allocated to the segments based on the Bank's effective tax rate prior to the consolidation with its affordable housing subsidiary.

         The Retail Banking segment consists of the Bank's retail deposits, branch and Automated Teller Machine ("ATM") network, consumer lending operations, annuity and brokerage services and call center. The segment includes a much higher level of interest-bearing liabilities than earning assets. The Company views this segment as a significant funding vehicle for the Commercial Banking and Mortgage Banking segments. The Company's transfer pricing model has the effect of viewing this segment as a comparison to the cost of wholesale funds.

         The Commercial Banking segment consists of the Bank's commercial, commercial real estate and multifamily lending operations. It also includes lending related to the Company's affordable housing subsidiary.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



----------------------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENTS                              Retail          Commercial       Mortgage                        Total
                                               Banking          Banking         Banking       Investments      Segments
----------------------------------------------------------------------------------------------------------------------------
Quarter ended December 31, 1999
Net interest income                          $    5,828       $    3,625      $    1,774      $    2,042       $   13,269
Provision for loan losses                           197              237              66            --                500
Other operating income                            1,755              175             395             (20)           2,305
General and administrative expenses               5,156              831             997             189            7,173
Income taxes                                        752              923             373             619            2,667
                                             -------------    -------------   -------------   -------------    -------------
Segment profit                                    1,478            1,809             733           1,214            5,234
                                             =============    =============   =============   =============    =============

Segment average assets                       $  309,853       $  517,113      $  368,880      $1,197,636       $2,393,482
                                             =============    =============   =============   =============    =============
Quarter ended December 31, 1998
Net interest income                          $    3,785       $    2,741      $    1,320      $    1,473       $    9,319
Provision for loan losses                           127              293              60            --                480
Other operating income                            1,526              228           1,433             (26)           3,161
General and administrative expenses               5,768              698           1,138             181            7,785
Income taxes                                       (205)             650             521             428            1,394
                                             -------------    -------------   -------------   -------------    -------------
Segment profit                                     (379)           1,328           1,034             838            2,821
                                             =============    =============   =============   =============    =============
Segment average assets                       $  281,772       $  362,086      $  279,704      $  838,958       $1,762,520
                                             =============    =============   =============   =============    =============



RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS


                                                                      Quarter ended December 31,
                                                                         1999            1998
Net interest income and other operating income
Total for segments                                                  $      15,574    $      12,480
Unallocated transfer pricing credit (primarily on capital)                  1,469            2,128
Income from affordable housing subsidiary                                     769            1,346
Gain on sale of real estate not allocated to segments                        --                733
Holding company interest expense                                             (317)            (354)
Elimination of intercompany interest income                                  (285)            (564)
Other                                                                         117              225
                                                                    -------------    -------------
Consolidated total revenue                                          $      17,327    $      15,994
                                                                    =============    =============

Profit
Total for segments                                                  $       5,234    $       2,821
Unallocated transfer pricing credit (primarily on capital)                    881            1,277
Unallocated administrative and centralized support costs(a)                (1,447)            (988)
Holding company net loss                                                     (230)            (308)
Elimination of intercompany interest income                                  (171)            (338)
Gain on sale of real estate not allocated to segments                        --                440
Affordable housing tax credits                                                650            1,103
Additional ESOP expense not allocated to segments                          (4,385)            --
Other                                                                        (326)            (242)
                                                                    -------------    -------------
Consolidated net income                                             $         206    $       3,765
                                                                    =============    =============

Average assets
Total for segments                                                  $   2,393,482    $   1,762,520
Elimination of intercompany loans                                         (13,426)         (18,056)
Other assets not allocated                                                138,428          130,309
                                                                    -------------    -------------
Consolidated average assets                                         $   2,518,484    $   1,874,773
                                                                    =============    =============

(a) After-tax effect of $2.4 million and $1.6 million of general and administrative expenses for the quarters ended December 31, 1999 and 1998, respectively.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Item 2: Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


FORWARD-LOOKING STATEMENTS

This Report contains certain forward looking statements with respect to the financial condition, results of operations and business of the Company. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes,
(iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and
(x) changes in accounting principles, policies or guidelines.

YEAR 2000

The Company believes that it has successfully completed its Year 2000 activities. No events or issues occurred that had a material effect on the Company's results of operations on financial position. The Company's Year 2000 compliance efforts had included completing an inventory of all products and services that could have been affected by Year 2000 date related issues in compliance with the Federal Financial Institution's Examination Council ("FFIEC") Year 2000 directives that were published in 1996, which established policy guidelines and time frames to guide Year 2000 compliance

The Company did not experience any computer programming failures related to Year 2000 issues that had a material effect on business operations. The Company is not aware of any significant problems experienced by its customers regarding the Year 2000 which resulted in financial difficulties that could result in customer's ability to repay their loans.

The estimated costs of the Year 2000 issues did not have a significant impact on the Company's results of operations, liquidity or capital resources. Direct costs of the Year 2000 issue are not expected to exceed $500,000 per year for the fiscal years ending September 30, 1999 and 2000. The primary direct costs included direct costs paid to vendors or others related to Year 2000 preparedness and the income statement effect of hardware and software purchased to replace items not Year 2000 compliant. The figure did not include costs considered by the Company to be indirect costs; primarily the time and effort of many of the Company's employees to prepare for the Year 2000 in addition to performing their normal work routines.

FINANCIAL CONDITION

The Company's total assets increased $55.8 million or 2.3% to $2.53 billion at December 31, 1999 from $2.47 billion at September 30, 1999. The primary area of growth was an increase of $102.4 million in loans receivable, including loans held for sale, partially offset by a decrease of $48.4 million in mortgage-backed and related securities available for sale. Funding the increase in assets were increases in deposits of $60.8 million and increases in borrowings of $2.8 million, partially offset by a decrease of $8.0 million in advances from borrowers for taxes and insurance. The Company's ratio of shareholders' equity to total assets was 5.18% at December 31, 1999, compared to 5.32% at September 30, 1999. The Company's diluted book value per share was $12.87 at December 31, 1999, compared to $13.05 at September 30, 1999.

Loans receivable, including mortgage loans held for sale, increased $102.4 million to $1.22 billion at December 31, 1999 from $1.11 billion at September 30, 1999. The Company has been actively diversifying and growing its loan portfolio and, as a result, the increase in loans was due to a variety of lending areas including commercial real estate, single-family construction, multi-family, commercial and automobile lending. For the three month period ended December 31, 1999, the Company originated approximately $182.6 million in loans, as compared to $236.3 million for the same period in the prior year. Of the $182.6 million in loans originated, $32.0 million were in commercial loans, $48.5 million were in consumer and interim financing loans and $102.1 million were in first mortgage loans.

Mortgage-backed and related securities, including securities available for sale, decreased $53.6 million to $905.8 million at December 31, 1999 from $959.4 million at September 30, 1999. The assets are financed primarily with FHLB advances or brokered certificates of deposit that generally match the expected repricing period or average lives of the respective securities. The Company purchases mortgage-backed securities that are guaranteed by both government sponsored enterprises such as the Federal Home Loan Mortgage Corporation ("FHLMC"), FNMA and the Government National Mortgage Association ("GNMA"), as well as securities that are issued by private mortgage security conduits. These securities have credit ratings of "A" or better at the time of purchase and meet the FFIEC definition of low-risk securities. Mortgage-backed securities issued by government sponsored enterprises generally increase the quality of the Company's assets by virtue of the guarantees that back them. When the intermediary is a private entity, neither the principal or interest on such securities is guaranteed. In addition, loans that back private mortgage-backed securities generally are non-conforming loans and consequently have a greater amount of credit risk and generally will have a higher yield.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


Deposits increased $60.8 million to $1.55 billion at December 31, 1999 from $1.48 billion at September 30, 1999. The increase in deposits was primarily due to an increase of $79.0 million in certificates of deposit, partially offset by decreases of $12.0 million in passbook accounts and and $5.9 million in money market demand deposits. At December 31, 1999, the Company had approximately $481.2 million in brokered certificates of deposit compared with $421.8 million at September 30, 1999. The brokered deposits generally consist of terms from three months to ten years in maturity with interest rates that approximate the Company's retail certificate rates. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings increased by $2.8 million to $837.5 million at December 31, 1999 from $834.7 million at September 30, 1999. The increase is primarily due to overnight Federal Funds borrowings partially offset by decreases in reverse repurchase agreements and overnight borrowings from the FHLB. Short term borrowings increased $117.6 million to $706.4 million at December 31, 1999, compared to $588.8 million at September 30, 1999. Long term borrowings decreased $114.8 million to $131.1 million at December 31, 1999, compared to $245.9 million at September 30, 1999. At December 31, 1999, $185.0 million of the short term borrowings are callable FHLB advances with maturities from five to ten years and are callable by the FHLB after three to six months.

At December 31, 1999, the Company had $360.0 million in interest rate swaps outstanding compared with $350.0 million at September 30, 1999. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed receive-floating pay swaps totaled $340.0 million at December 31, 1999 and were entered into to hedge interest rates on brokered deposits and retail certificates of deposit used to fund the purchase of floating rate securities. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. Fixed pay-floating receive swaps totaled $20.0 million at December 31, 1999 and were entered into to hedge interest rates on investments. During the three month period ended December 31, 1999, the Company recorded a net reduction of interest expense of $611,000 as a result of the Company's interest rate swap agreements compared with a net reduction of $496,000 for the three months ended December 31, 1998.

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

RESULTS OF OPERATIONS

NET INCOME. Net income for the three month period ended December 31, 1999 was $206,000, a decrease of $3.6 million from $3.8 million for the same period in the prior year, due to an increase in general and administrative expenses as a result of an additional expense of $4.9 million due to the voluntary acceleration of loan principal repayment to the Company's ESOP, a decrease in other operating income and an increase in income tax expense partially offset by an increase in net interest income.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table shows the return on average assets and return on average equity ratios for each period:


                                                                      Three months ended
                                                                         December 31,
                                                                ------------------------------
                                                                    1999             1998
                                                                ------------     -------------
 Return on average assets..................                        0.03%            0.80%

 Return on average equity..................                        0.62%            12.91%


NET INTEREST INCOME. Net interest income before provision for loan losses increased $3.6 million or 34.5% to $14.2 million for the three-month period ended December 31, 1999 compared to the same period in the prior year. The increase was due primarily to an increase of $660.8 million in average earning assets for the three-month period ended December 31, 1999. Over the past year, the margin has been affected by decreasing interest rate spreads that the Company has been experiencing in its asset and liability base primarily due to the rising level of interest rates that have occurred over that period.

Total interest income increased $11.7 million or 38.0% to $42.5 million for the three-month period ended December 31, 1999, compared to $30.8 million for the three month period ended December 31, 1998. The increase in interest income was primarily the result of increases in interest on loans, mortgage-backed and related securities and investment securities, partially offset by a slight decrease in income from federal funds sold and overnight deposits for the period. The increase in interest on loans was primarily the result of an increase in the average balance of loans to $1.18 billion from $905.9 million for the three month periods ended December 31, 1999 and 1998, respectively, partially offset by a decrease in the average yield on loans to 7.95% from 8.12% for the same period in the prior year. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and home equity lending. Although interest rates are generally higher then the previous year, the rates on loans being originated during much of the year were lower than the loans in the existing portfolio. As loans repay, they are replaced in the Company's portfolio by new loans which generally have lower interest rates than the loans previously put in the portfolio. The increase in interest income on mortgage-backed and related securities was primarily the result of an increase in the average balance of mortgage-backed and related securities to $952.4 million from $682.7 million for the three month periods ended December 31, 1999 and 1998, respectively, in conjunction with an increase in the average yield on such securities to 6.23% for the three months ended December 31, 1999 from 5.99% for the same period in the prior year. The increase in interest income on debt and equity securities was the result of an increase in the average balance to $224.6 million from $90.1 million for the three month periods ended December 31, 1999 and 1998, respectively, in conjunction with an increase in the average yield on such securities to 5.85% for the three months ended December 31, 1999 from 5.08% for the same period in the prior year.

Total interest expense increased $8.0 million or 39.9% to $28.3 million for the three month period ended December 31, 1999, compared to $20.3 million for the three month period ended December 31, 1998. The increase in interest expense was the result of increases in the average balances of deposits and advances and other borrowings. The average balances of deposits were $1.44 billion for the three-month period ended December 31, 1999, as compared to $1.17 billion for the same period in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products and the use of brokers to sell certificates of deposit. The average cost of deposits increased slightly to 4.71% for the three month period ended December 31, 1999, from 4.65% for the same period in the prior year. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other products offered by non-financial institutions. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The average balance of advances and other borrowings were $849.7 million for the three month period ended December 31, 1999, as compared to $504.3 million for the same period in the prior year. The average cost of advances and other borrowings increased to 5.33% for the three-month period ended December 31, 1999, from 5.21% for the same period in the prior year. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the three month period ended December 31, 1999 and 1998, respectively. Tax-exempt investments are immaterial and the tax-equivalent method of presentation is not included in the schedule.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------------
                                                                     1999                                     1998
                                                    ------------------------------------------------------------------------------
                                                                                  AVERAGE                                  AVERAGE
                                                      AVERAGE                      YIELD/      AVERAGE                      YIELD/
                                                      BALANCE        INTEREST      COST        BALANCE       INTEREST       COST
                                                    ------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits ........  $     1,482    $        17      4.56%   $    30,291    $       398      5.21%
Trading account securities .......................        1,197             27      8.97            539             11      8.10
Debt and equity securities .......................      224,648          3,306      5.85         90,055          1,152      5.08
Mortgage-backed and related securities ...........      952,370         14,910      6.23        682,694         10,309      5.99
Loans:
  First mortgage .................................      748,045         14,482      7.70        531,146         10,504      7.85
  Home equity ....................................      161,553          3,450      8.50        142,599          3,003      8.35
  Consumer .......................................      148,084          3,119      8.38        138,579          3,050      8.73
  Commercial and agricultural ....................      124,704          2,592      8.27         93,611          1,980      8.39
                                                    -----------    -----------              -----------    -----------
      Total loans ................................    1,182,386         23,643      7.95        905,935         18,537      8.12
Federal Home Loan Bank stock .....................       32,013            605      7.52         23,785            385      6.42
                                                    -----------    -----------              -----------    -----------
      Total earning assets .......................    2,394,096         42,508      7.06      1,733,299         30,792      7.05
Valuation allowances .............................      (31,764)   -----------                  (10,851)   -----------
Cash and due from banks ..........................       37,603                                  33,059
Other assets .....................................      118,549                                 119,266
                                                    -----------                             -----------
      Total assets ...............................    2,518,484                             $ 1,874,773
                                                    ===========                             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
   NOW accounts ..................................  $    76,388            135      0.70    $    68,615            215      1.24
   Money market demand accounts ..................      362,721          3,980      4.37        332,906          3,748      4.47
   Passbook ......................................      113,145            631      2.22        131,060            993      3.01
   Certificates of deposit .......................      889,770         12,311      5.50        636,795          8,766      5.46
                                                    -----------    -----------              -----------    -----------
Total interest-bearing deposits ..................    1,442,024         17,057      4.71      1,169,576         13,722      4.65
Advances and other borrowings ....................      841,751         11,282      5.33        497,288          6,534      5.21
Advances from borrowers for taxes and insurance...        7,991              6      0.30          7,014              7      0.40
                                                    -----------    -----------              -----------    -----------
       Total interest-bearing liabilities ........    2,291,766         28,345      4.92      1,673,878         20,263      4.80
Non interest-bearing deposits ....................       78,534                                  72,939
Other liabilities ................................       15,793                                  12,282
Shareholders' equity .............................      132,391                                 115,674
                                                    -----------                             -----------
Total liabilities and shareholders' equity .......  $ 2,518,484                             $ 1,874,773
                                                    ===========                             ===========
Net interest income ..............................                 $    14,163                             $    10,529
                                                                   ===========                             ===========
Net yield on interest-earning assets .............                                  2.35                                    2.41
Interest rate spread .............................                                  2.14                                    2.25
Ratio of earning assets to interest-bearing
   liabilities....................................                                104.47                                  103.55


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                                   Three months ended
                                                      December 31,
                                                -------------------------
                                                   1999           1998
                                                ----------     ----------
                                                  (Dollars in thousands)
Beginning balance ...........................   $    9,356     $    7,530
Provision for loan losses ...................          500            480
Recoveries ..................................           23              6
Charge-offs .................................         (115)           (52)
                                                ----------     ----------
Ending balance ..............................   $    9,764     $    7,964
                                                ==========     ==========

Ratio of allowance for loan losses to
     Gross loans receivable at the end
     of the period ..........................         0.74%          0.79%

Ratio of allowance for loan losses to
     total non-performing loans at the
     end of the period ......................       333.36%        247.48%

Ratio of net charge-offs to average
     Gross loans (annualized) ...............         0.03%          0.02%

Management believes that the allowance for loan losses is adequate to provide for potential losses as of December 31, 1999, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. At December 31, 1999, the provision for loan losses was $500,000 compared to $480,000 for the same period in the prior year. The Company's loan portfolio is significantly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios which are generally presumed to have more risk than single-family mortgage loans. Charge-offs for the three month period ended December 31, 1999 were $115,000, compared to $52,000 for the three month period ended December 31, 1998. The Company believes that the allowance for loan losses is adequate to provide for potential anticipated losses based upon current known conditions.

OTHER OPERATING INCOME. Other operating income decreased by $2.3 million to $3.2 million for the three month period ended December, 1999, compared to $5.5 million for the same period in the prior year. The following table shows the percentage of other operating income to average assets for each period:


                                                   Three months ended
                                                       December 31,
                                                ---------------------------
                                                   1999           1998
                                                ------------  -------------
                                                 (Dollars in thousands)
Other operating income ......................   $    3,164    $    5,465

Percent of average assets (annualized) ......         0.50%         1.16%

The decrease was due primarily to decreases in gains on sales of mortgage loans, income from the Company's affordable housing subsidiary and gains on the sale of real estate held for sale, offset by increases in depository fees and service charges during the three month period ended December 31, 1998. Gains on the sale of mortgage loans decreased to $128,000 for the three month period ended December 31, 1999, respectively, compared to gains of $1.3 million for the same period in the prior year, due to a decreased level of sales. The Company's volume of mortgage loan sales were $14.9 million for the three

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


month period ended December 31, 1999, compared to $84.0 million for the three month period ended December 31, 1998. The higher interest rate environment has decreased the level of the Company's fixed rate loan production which is sold into the secondary market. Income from depository fees and service charges increased to $1.24 million from $952,000 for the three-month period ended December 31, 1999 and 1998, respectively. The Company has been increasing the number of checking accounts in its deposit base which has resulted in higher levels of fee income. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) decreased to $769,000 million from $1.3 million for the three month period ended December 31, 1999 and 1998, respectively. The Company realized a gain of $733,000 on the sale of 9 affordable housing properties during the three months ended December 31, 1998. The Company currently has 12 properties fully in operation compared to 16 in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $4.3 million or 39.3% to $15.3 million for the three month period ended December 31, 1999, compared to $11.0 million for the same period in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                                  Three months ended
                                                     December 31,
                                                ------------------------
                                                    1999        1998
                                                ------------  ----------
                                                 (Dollars in thousands)
General and administrative expenses .........   $   15,316    $   10,933

Percent of average assets (annualized) ......         2.43%         2.33%

The increase in general and administrative expenses is due primarily to an additional ESOP expense of $4.9 million offset partially by a decrease in operating expenses from the affordable housing subsidiary of $623,000 for the three months ended December 31, 1999 as compared to the same period in the prior year. The Company made a voluntary acceleration of loan principal to its ESOP plan. The increased payment resulted in additional expense of $4.9 million in the current quarter. The Company also intends to pay off the remaining ESOP loan on an accelerated basis during the remainder of the fiscal year ending September 30, 2000. Thus, additional ESOP expense will be recognized. The expense is recognized as ESOP shares are earned by employees as defined by applicable regulations. The estimated ESOP expense for the year ended September 30, 2000, including additional principal payments is expected to be $9.2 million ($0.81 per diluted share after-tax) compared with $1.7 million ($0.16 per diluted share after-tax) for the previous year. However, the actual will be determined by the average market price of the Company's stock during the year.

INCOME TAX EXPENSE. Income tax expense increased to $1.3 million for the three months ended December 31, 1999, compared with $756,000 for the three months ended December 31, 1998. The effective tax rate for the three-month period ended December 31, 1999 was 86.4%, compared with 16.72% in the prior year. The primary reason for the change in the effective tax rate is that the majority of the ESOP expense is non-deductible. Also there was a decline in the amount of income tax credits received on the Company's affordable housing investments due to the sale of a number of the projects.

ASSET QUALITY

Total non-performing assets were $3.8 million, or 0.15% of total assets at December 31, 1999, compared with $3.2 million, or 0.13% of total assets at September 30, 1999. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets as of December 31, 1999 and September 30, 1999 include a single $798,000 commercial real estate loan on a shopping center.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


Non-performing assets are summarized as follows:


                                                December 31,  September 30,
                                                    1999          1999
                                                ------------  ------------
                                                 (Dollars in thousands)
Non-performing loans ........................   $    3,418    $    2,840
Foreclosed properties .......................          375           371
                                                ----------    ----------
Non-performing assets .......................   $    3,793    $    3,211
                                                ==========    ==========

Non-performing loans to gross loans .........         0.26%         0.23%

Non-performing assets to gross assets .......         0.15%         0.13%

There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

Impaired loans totaled $804,000 at December 31, 1999 compared to $809,000 at September 30, 1999. These loans had associated impairment reserves of $400,000 at December 31, 1999 and September 30, 1999.

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

At December 31, 1999, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 17.52% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of December 31, 1999 was a negative 20.27% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



The following table summarizes the Company's gap position as of December 31, 1999.


                                                                                      More than
                                                        Within         Four to        One Year
                                                        Three          Twelve         to Three
                                                        Months         Months           Years
                                                     -----------     -----------     -----------
                                                               (Dollars in thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Fixed ......................................   $    60,135     $    37,392     $    47,675
      Variable ...................................       123,387         118,787         148,324
 Consumer loans (2) ..............................       168,578          65,155          32,413
 Mortgage-backed and related securities ..........         3,947          10,599          14,236

 Assets available for sale:
      Mortgage loans .............................         2,833            --              --
      Fixed rate mortgage related ................        58,913          87,631         210,269
      Variable rate mortgage related .............       352,361            --              --
      Investment securities ......................        70,834           3,094          43,888
 Trading account securities ......................          --              --              --
 Other assets ....................................        32,641            --              --
 Impact of interest rate swaps ...................        20,000            --           (20,000)
                                                     -----------     -----------     -----------
      Total ......................................   $   893,629     $   322,658     $   476,805
                                                     ===========     ===========     ===========

 Interest-bearing liabilities:
 Deposits: (3)
      NOW accounts ...............................   $     7,104     $    21,312     $    27,017
      Passbook savings accounts ..................         1,894           5,683          12,956
      Money market deposit accounts ..............        89,739         269,220          14,895
      Certificates of deposit ....................       252,174         218,070         133,364
 Borrowings (4) ..................................       369,299          85,000         358,215
 Impact of interest rate swap ....................       340,000            --              --
                                                     -----------     -----------     -----------
      Total ......................................   $ 1,060,210     $   599,285     $   546,447
                                                     ===========     ===========     ===========

 Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities ........   $  (166,581)    $  (276,627)    $   (69,642)
                                                     ===========     ===========     ===========

 Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities .........  $  (166,581)    $  (443,208)    $  (512,850)
                                                     ===========     ===========     ===========

 Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities as a
 percent of total Assets .........................         (6.58)%        (17.52)%        (20.27)%
                                                     ===========     ===========     ===========



                                                     More than
                                                      Three
                                                     Years to         Over Five
                                                     Five Years         Years           Total
                                                     -----------     -----------     -----------
                                                               (Dollars in thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)

      Fixed ......................................   $    24,556     $    50,826     $   220,584
      Variable ...................................       202,516          90,992         684,006
 Consumer loans (2) ..............................        29,203          15,887         311,236
 Mortgage-backed and related securities ..........         5,497              --          34,279

 Assets available for sale:
      Mortgage loans .............................          --              --             2,833
      Fixed rate mortgage related ................       128,357          33,992         519,162
      Variable rate mortgage related .............          --              --           352,361
      Investment securities ......................        69,508          25,055         212,379
 Trading account securities ......................          --              --              --
 Other assets ....................................           810            --            33,451
 Impact of interest rate swaps ...................          --              --              --
                                                     -----------     -----------     -----------
      Total ......................................   $   460,447     $   216,752     $ 2,370,291
                                                     ===========     ===========     ===========


 Interest-bearing liabilities:
 Deposits: (3)
      NOW accounts ...............................   $    11,582     $     7,622     $    74,637
      Passbook savings accounts ..................        10,494          44,740          75,767
      Money market deposit accounts ..............         6,049           4,188         384,091
      Certificates of deposit ....................       106,560         234,546         944,714
 Borrowings (4) ..................................        25,000            --           837,514
 Impact of interest rate swap ....................      (105,000)       (235,000)           --
                                                     -----------     -----------     -----------
      Total ......................................   $    54,685     $    56,096     $ 2,316,723
                                                     ===========     ===========     ===========

 Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities ........   $   405,762     $   160,656     $    53,568
                                                     ===========     ===========     ===========

 Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities ........   $  (107,088)    $    53,568
                                                     ===========     ===========

 Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities as a
 percent of total Assets .........................         (4.23)%          2.12%
                                                     ===========     ===========

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $98.9 million at December, 1999.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 10% and 93%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $584.9 million or 23.1% of total assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $48.4 million and $32.6 million as of December 31, 1999 and September 30, 1999, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At December 31, 1999, the Company had a borrowing capacity available of $71.8 million from the FHLB; however, additional securities may have to be pledged as collateral in event the Company utilizes its greater borrowing capacity.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table summarizes the Bank's capital ratios at the dates indicated:


                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                For Capital           Prompt Corrective
                                          Actual             Adequacy Purposes        Action Provisions
                                   ----------------------  -----------------------  ----------------------
                                    Amount      Ratio        Amount       Ratio       Amount      Ratio
---------------------------------  ---------  -----------  ------------  ---------  -----------  ---------
                                                               (In thousands)
As of December 31, 1999:

Tangible capital .............      145,239      5.74%      101,230=>      =>4.0%     126,537=>    =>5.0%
Core capital .................      145,239      5.74%      101,230=>      =>4.0%     126,537=>    =>5.0%
Tier 1 risk-based capital ....      145,239      9.61%       60,440=>      =>4.0%      90,661=>    =>6.0%
Risk-based capital ...........      154,652     10.24%      120,881=>      =>8.0%     151,101=>   =>10.0%

As of September 30, 1999:

Tangible capital .............      144,222      5.82%       =>99,136      =>4.0%     =>123,921    =>5.0%
Core capital .................      144,222      5.82%       =>99,136      =>4.0%     =>123,921    =>5.0%
Tier 1 risk-based capital ....      144,222      9.98%       =>57,803      =>4.0%      =>86,704    =>6.0%
Risk-based capital ...........      153,578     10.63%      =>115,606      =>8.0%     =>144,507   =>10.0%

As evidenced by the foregoing, the capital of the Bank exceeded all capital requirements as mandated by the requirements of the OTS.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Item 3: Quantitative and Qualitative Disclosures About Market Risk

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at March 31, 1999.


                                                                    More than           More than                  More than
                                           Within                  One Year             Two Years                 Three Years
                                          One Year                to Two Years        to Three Years            To Four Years
                                  -----------------------------------------------------------------------------------------------
Interest Earning Assets                                              (Dollars in millions)
Mortgage and
  Commercial loans:
    Fixed rate                    $     70.6      8.38%   $     46.3       8.32%   $     13.2     8.32%   $     17.6      8.36%
    Adjustable rate                    171.0      8.54%         88.9       8.61%         54.7     8.50%         68.4      8.49%

Consumer loans:
    Fixed rate                          13.4      8.30%         21.8       8.47%         15.1     8.52%         15.1      8.52%
    Adjustable rate                     28.8      8.53%         20.1       8.53%         50.3     8.53%         25.8      8.53%

Mortgage-backed
  Securities:
    Fixed rate                         161.1      6.37%        112.3       6.43%        112.3     6.51%         66.9      6.74%
    Adjustable Rate                     66.9      6.90%         52.9       6.90%         45.8     6.90%         42.2      6.90%

Debt and equity
  securities                            73.9      5.50%         21.9       6.02%         21.9     6.20%         34.8      6.30%

Other                                   32.6      5.50%         --         --            --       --            --        --

Total interest                    ----------              ----------               ----------             ----------
  earning assets                  $    618.3      7.33%   $    364.2       7.48%   $    313.4     7.39%   $    270.9      7.53%
                                  ==========              ==========               ==========             ==========

Interest Bearing Liabilities

Deposits:
    NOW accounts                  $     28.4      0.50%   $     14.6       0.50%   $     14.6     0.50%   $      5.8      0.50%
    Passbooks                            7.6      1.00%          6.5       1.00%          6.5     1.00%          5.2      1.00%
    Money market                       359.0      4.50%          7.4       4.50%          7.4     4.50%          3.0      4.50%
    Certificates                       470.2      5.27%        119.6       5.71%         13.8     5.77%         18.9      5.91%

Borrowings
    fixed rate                         277.3      5.13%        358.2       5.48%         25.0     5.02%         --        --
    adjustable rate                    177.0      6.00%         --         --            --       --            --        --

Total interest                    ----------              ----------               ----------             ----------
  bearing liabilities             $  1,319.5      5.00%   $    506.3       5.32%   $     67.3     3.75%   $     33.0      4.05%
                                  ==========              ==========               ==========             ==========






                                             More than                                                                   Fair
                                             Four Years                      Over                                        Market
                                            to Five Years                  Five Years                  Total             Value
                                     ------------------------------------------------------------------------------------------
Interest Earning Assets                                                      (Dollars in millions)
Mortgage and
  Commercial loans:
    Fixed rate                       $     22.7         8.37%   $     52.9          8.61%   $    223.4         8.42%   $    223.4
    Adjustable rate                        82.1         8.50%        218.9          8.51%        684.0         8.53%        684.0

Consumer loans:
    Fixed rate                             20.1         8.52%         82.0          9.07%        167.4         8.77%        167.9
    Adjustable rate                        18.7         8.53%         --            --           143.7         8.53%        143.7

Mortgage-backed
  Securities:
    Fixed rate                             66.9         6.58%         34.0          6.50%        553.4         6.49%        540.0
    Adjustable Rate                        38.8         6.90%        105.7          6.90%        352.4         6.90%        346.2

Debt and equity
  securities                               34.8         6.40%         25.1          6.30%        212.4         6.22%        203.3

Other                                      --           --             0.8          5.15%         33.5         5.49%         33.5

Total interest                       ----------   ----------    ----------    ----------    ----------   ----------    ----------
  earning assets                     $    284.0         7.57%   $    519.4          8.04%   $  2,370.2         7.57%   $  2,341.6
                                     ==========   ==========    ==========    ==========    ==========   ==========    ==========

Interest Bearing Liabilities

Deposits:
    NOW accounts                     $      5.8         0.50%   $      5.5          0.50%   $     74.6         0.50%   $     76.8
    Passbooks                               5.2         1.00%         44.7          1.00%         75.8         1.00%         75.8
    Money market                            3.0         4.50%          4.2          4.50%        384.1         4.50%        384.1
    Certificates                           87.6         6.27%        234.5          6.46%        944.7         5.73%        944.0

Borrowings
    fixed rate                             --           --            --            --           660.5         5.32%        658.7
    adjustable rate                        --           --            --            --           177.0         6.00%        159.0

Total interest                       ----------   ----------    ----------    ----------    ----------   ----------    ----------
  bearing liabilities                $    101.7         5.62%   $    288.9          5.47%   $  2,316.7         5.11%   $  2,298.4
                                     ==========   ==========    ==========    ==========    ==========   ==========    ==========

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          On January 19, 2000, the Company announced the declaration of a dividend of $0.09 per share on the Company's common stock for the quarter ended December 31, 1999. The dividend is payable on February 18, 2000 to shareholders of record as of February 10, 2000. This will be the eighteenth cash dividend payment since the Company became a publicly-held company in June 1993.

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


         ST. FRANCIS CAPITAL CORPORATION




Dated:   February 11, 2000              By: /s/ Jon D. Sorenson
       -------------------                 ---------------------
                                           Jon D. Sorenson
                                           Chief Financial Officer