Form 10-Q
period 2000-03-31
ST FRANCIS CAPITAL CORP
filed 2000-05-12
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 (262) 787-8700
                                  -------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1) Yes    x      No
                          (2) Yes    x      No


         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,977,597 at April 28, 2000.




                               Page 1 of 29 pages

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS

                                                                                                               PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition......................................................   3

          Consolidated Statements of Income...................................................................   4

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.................   5

          Consolidated Statements of Cash Flows...............................................................   6

          Notes to Consolidated Financial Statements..........................................................   8


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............  18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................  27

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................................  28

ITEM 2.   Changes In Securities and Use of Proceeds...........................................................  28

ITEM 3.   Defaults Upon Senior Securities.....................................................................  28

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................  28

ITEM 5.   Other Information...................................................................................  28

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................  28


SIGNATURES ...................................................................................................  29

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

-----------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31,              September 30,
                                                                                       2000                      1999
                                                                                 -----------------         ------------------
                                                                                               (In thousands)

ASSETS

Cash and due from banks......................................................          $   32,838                  $  29,074
Federal funds sold and overnight deposits....................................               1,802                      3,488
                                                                                 -----------------         ------------------
Cash and cash equivalents....................................................              34,640                     32,562
                                                                                 -----------------         ------------------
Assets available for sale, at fair value:
    Debt and equity securities...............................................             211,747                    216,649
    Mortgage-backed and related securities...................................             833,016                    919,879
Mortgage loans held for sale, at lower of cost or market.....................              11,092                      8,620
Securities held to maturity, at amortized cost:
    Debt securities (fair values of $523 and $834, respectively).............                 510                        810
    Mortgage-backed and related securities (fair values of $30,843
    and $39,250, respectively)...............................................              31,668                     39,475
Loans receivable, net........................................................           1,244,211                  1,113,391
Federal Home Loan Bank stock, at cost........................................              29,322                     30,827
Accrued interest receivable..................................................              14,440                     14,090
Foreclosed properties........................................................                 316                        371
Real estate held for investment..............................................              27,868                     28,402
Premises and equipment, net..................................................              31,842                     32,924
Other assets.................................................................              36,639                     35,356
                                                                                 -----------------         ------------------
Total assets.................................................................         $ 2,507,311                $ 2,473,356
                                                                                 =================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits.....................................................................         $ 1,538,430                $ 1,484,303
Short term borrowings........................................................             743,361                    588,790
Long term borrowings.........................................................              80,920                    245,948
Advances from borrowers for taxes and insurance..............................               4,243                      8,904
Accrued interest payable and other liabilities...............................              12,745                     13,897
                                                                                 -----------------         ------------------
Total liabilities............................................................           2,379,699                  2,341,842
                                                                                 -----------------         ------------------

Commitments and contingencies................................................                   -                          -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued..............................................................                   -                          -
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 9,997,669 and 10,156,770 shares, respectively...............                 146                        146
Additional paid-in-capital...................................................              87,993                     82,426
Accumulated other comprehensive loss.........................................             (23,048)                   (13,057)
Unearned ESOP compensation...................................................                (366)                    (2,260)
Treasury stock at cost (4,581,571 and 4,422,470 shares, respectively)........             (61,455)                   (58,934)
Retained earnings, substantially restricted..................................             124,342                    123,193
                                                                                 -----------------         ------------------
Total shareholders' equity...................................................             127,612                    131,514
                                                                                 -----------------         ------------------
Total liabilities and shareholders' equity...................................         $ 2,507,311                $ 2,473,356
                                                                                 =================         ==================


           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                        Consolidated Statements of Income

-----------------------------------------------------------------------------------------------------------------------------
                                                                    Six Months Ended                 Three Months Ended
                                                                       March 31,                         March 31,
                                                             ------------------------------    ------------------------------
                                                                2000              1999             2000             1999
                                                             ------------     -------------    -------------    -------------
                                                                          (In thousands, except per share data)

INTEREST AND DIVIDEND INCOME:
      Loans.................................................     $48,606           $38,002          $24,963          $19,465
      Mortgage-backed and related securities................      29,646            22,910           14,736           12,601
      Debt and equity securities............................       6,563             3,524            3,257            2,372
      Federal funds sold and overnight deposits ............          29               586               12              188
      Federal Home Loan Bank stock .........................       1,162               898              557              513
      Trading account securities............................          32                16                5                5
                                                             ------------     -------------    -------------    -------------
 Total interest and dividend income.........................      86,038            65,936           43,530           35,144
                                                             ------------     -------------    -------------    -------------
 INTEREST EXPENSE:
      Deposits..............................................      35,066            27,239           18,009           13,517
      Advances and other borrowings.........................      22,874            15,268           11,586            8,727
                                                             ------------     -------------    -------------    -------------
 Total interest expense.....................................      57,940            42,507           29,595           22,244
                                                             ------------     -------------    -------------    -------------
 Net interest income before provision for loan losses.......      28,098            23,429           13,935           12,900
 Provision for loan losses..................................       1,000               960              500              480
                                                             ------------     -------------    -------------    -------------
 Net interest income........................................      27,098            22,469           13,435           12,420
                                                             ------------     -------------    -------------    -------------
 OTHER OPERATING INCOME (EXPENSE), NET:
      Loan servicing and loan related fees..................       1,204               904              629              385
      Depository fees and service charges...................       2,377             1,923            1,138              971
      Securities gains (losses).............................           3              (372)              19             (400)
      Gain on sales of loans ...............................         358             2,124              230              860
      Insurance, annuity and brokerage commissions..........         714               705              370              319
      Gain (loss) on foreclosed properties..................          14               (33)               7              (11)
      Income from affordable housing........................       1,498             2,172              729              826
      Gain on sale of real estate held for sale.............           -             1,225                -              492
      Other income..........................................         460               503              342              244
                                                             ------------     -------------    -------------    -------------
 Total other operating income, net..........................       6,628             9,151            3,464            3,686
                                                             ------------     -------------    -------------    -------------
 GENERAL AND ADMINISTRATIVE EXPENSES:
      Compensation and employee benefits....................      17,476            10,393            7,248            5,009
      Office building, including depreciation...............       2,170             2,182            1,146            1,179
      Furniture and equipment, including depreciation ......       2,122             2,110            1,048            1,096
      Federal deposit insurance premiums....................         114               348               78              185
      Affordable housing expenses...........................       1,565             2,345              779              936
      Other general and administrative expenses.............       4,504             4,520            2,300            2,500
                                                             ------------     -------------    -------------    -------------
 Total general and administrative expenses..................      27,951            21,898           12,635           10,905
                                                             ------------     -------------    -------------    -------------
 Income before income tax expense...........................       5,775             9,722            4,264            5,201
 Income tax expense.........................................       2,610             2,287            1,305            1,531
                                                             ------------     -------------    -------------    -------------
 Net income.................................................     $ 3,165           $ 7,435          $ 2,959          $ 3,670
                                                             ============     =============    =============    =============
 Basic earnings per share...................................      $ 0.32            $ 0.82           $ 0.30           $ 0.39
                                                             ============     =============    =============    =============
 Diluted earnings per share.................................      $ 0.31            $ 0.78           $ 0.29           $ 0.37
                                                             ============     =============    =============    =============


           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                           Consolidated Statements of
            Changes in Shareholders' Equity and Comprehensive Income

----------------------------------------------------------------------------------------------------------

                                                Shares of
                                                 Common                      Additional     Unearned
                                                  Stock         Common         Paid-In         ESOP
                                               Outstanding       Stock         Capital     Compensation
                                              ------------------------------------------------------------
                                                (In thousands, except Shares of Common Stock Outstanding)

Six months ended March 31, 1999
Balance at September 30, 1998 - as
     previously reported....................      4,787,683        $  73       $ 75,310     $  (2,678)
2-for-1 stock split declared March 23, 1999.      4,787,683           73            (73)            -
                                              --------------    ---------    -----------   -----------
Balance at September 30, 1998...............      9,575,366        $ 146       $ 75,237     $  (2,678)
Net income..................................              -            -              -             -
Unrealized loss on securities available
     for sale...............................              -            -              -             -
Reclassification adjustment for losses
     realized in net income.................              -            -              -             -
Incomes taxes...............................              -            -              -             -

Comprehensive income........................

Cash dividend - $0.16 per share.............              -            -              -             -
Shares of common stock issued for
     acquisition............................        734,564            -          5,556             -
Purchase of treasury stock..................       (479,974)           -              -             -
Exercise of stock options, net..............        289,286            -             63             -
Amortization of unearned compensation.......              -            -            917           211
                                              --------------    ---------    -----------   -----------
Balance at March 31, 1999...................     10,119,242        $ 146       $ 81,773     $  (2,467)
                                              ==============    =========    ===========   ===========

Six months ended March 31, 2000
Balance at September 30, 1999...............     10,156,770        $ 146       $ 82,426     $  (2,260)
Net income..................................              -            -              -             -
Unrealized loss on securities available
     for sale...............................              -            -              -             -
Reclassification adjustment for gains
     realized in net income.................              -            -              -             -
Incomes taxes...............................              -            -              -             -
Comprehensive loss..........................

Cash dividend - $0.18 per share.............              -            -              -             -
Purchase of treasury stock..................       (191,488)           -              -             -
Exercise of stock options, net..............         32,387            -              -             -
Amortization of unearned compensation.......              -            -          5,567         1,894
                                              --------------    ---------    -----------   -----------
Balance at March 31, 2000...................      9,997,669        $ 146       $ 87,993     $    (366)
                                              ==============    =========    ===========   ===========

---------------------------------------------------------------------------------------------------------
                                                              Accumulated
                                                                 Other
                                                             Comprehensive
                                                Retained        Income/       Treasury
                                                Earnings        (Loss)          Stock          Total
                                              -----------------------------------------------------------
                                                (In thousands, except Shares of Common Stock Outstanding)
Six months ended March 31, 1999
Balance at September 30, 1998 - as
     previously reported....................    $ 112,362         $   381     $ (63,903)        $121,545
2-for-1 stock split declared March 23, 1999.            -               -             -                -
                                               -----------    ------------    ----------    -------------
Balance at September 30, 1998...............    $ 112,362         $   381     $ (63,903)        $121,545
Net income..................................        7,435               -             -            7,435
Unrealized loss on securities available
     for sale...............................            -          (7,014)            -           (7,014)
Reclassification adjustment for losses
     realized in net income.................            -             372             -              372
Incomes taxes...............................            -           2,619             -            2,619
                                                                                            -------------
Comprehensive income........................                                                       3,412

Cash dividend - $0.16 per share.............       (1,540)              -             -           (1,540)
Shares of common stock issued for
     acquisition............................            -                         9,727           15,283
Purchase of treasury stock..................            -               -        (8,988)          (8,988)
Exercise of stock options, net..............       (2,511)              -         3,730            1,282
Amortization of unearned compensation.......            -               -             -            1,128
                                               -----------    ------------    ----------    -------------
Balance at March 31, 1999...................    $ 115,746       $  (3,642)     $(59,434)        $132,122
                                               ===========    ============    ==========    =============

Six months ended March 31, 2000
Balance at September 30, 1999...............    $ 123,193       $ (13,057)     $(58,934)        $131,514
Net income..................................        3,165               -             -            3,165
Unrealized loss on securities available
     for sale...............................            -         (15,956)            -          (15,956)
Reclassification adjustment for gains
     realized in net income.................            -              (3)            -               (3)
Incomes taxes...............................            -           5,968             -            5,968
                                                                                            -------------
Comprehensive loss..........................                                                      (6,826)
Cash dividend - $0.18 per share.............       (1,824)              -             -           (1,824)
Purchase of treasury stock..................            -               -        (2,950)          (2,950)
Exercise of stock options, net..............         (192)              -           429              237
Amortization of unearned compensation.......            -               -             -            7,461
                                               -----------    ------------    ----------    -------------
Balance at March 31, 2000...................    $ 124,342       $ (23,048)    $ (61,455)        $127,612
                                               ===========    ============    ==========    =============


           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow

---------------------------------------------------------------------------------------------------------------
                                                                                         Six months ended
                                                                                            March 31,
                                                                                       ------------------------
                                                                                          2000          1999
                                                                                       ----------    ----------
                                                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................................   $   3,165     $   7,435
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses......................................................      1,000           960
      Depreciation, accretion and amortization.......................................      3,279         4,804
      Deferred income taxes..........................................................      3,194           507
      Securities (gains) losses......................................................        (3)           372
      Originations of loans held for sale............................................   (31,725)     (139,436)
      Proceeds from sales of loans held for sale.....................................     28,895       131,643
      ESOP expense...................................................................      7,461         1,128
      Gain on sale of real estate held for sale......................................          -       (1,225)
      Other, net.....................................................................    (1,912)         3,215
                                                                                       ----------    ----------

Total adjustments...................................................................      10,189         1,968
                                                                                       ----------    ----------

Net cash provided by operating activities...........................................      13,354         9,403
                                                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from maturities of debt securities held to maturity......................       300         1,004
    Proceeds from maturities of mortgage-backed and related securities................         -         3,909
    Principal repayments on mortgage-backed and related securities held to maturity...     7,807        10,558
    Purchases of mortgage-backed securities available for sale........................         -     (419,685)
    Proceeds from sales of mortgage-backed securities available for sale..............    19,098        28,572
    Principal repayments on mortgage-backed securities available for sale.............    54,488       154,549
    Purchase of debt and equity securities available for sale.........................         -     (214,748)
    Proceeds from sales of debt and equity securities available for sale..............     1,768        75,520
    Proceeds from maturities of debt and equity securities available for sale.........       451        29,730
    Net cash used for acquisitions....................................................         -       (4,286)
    Purchases of Federal Home Loan Bank stock.........................................   (1,495)      (12,150)
    Redemption of Federal Home Loan Bank stock........................................     3,000         3,504
    Purchase of loans.................................................................  (22,634)      (11,979)
    Increase in loans, net of loans held for sale..................................... (108,186)      (85,469)
    Proceeds from sale of real estate held for sale...................................         -        21,997
    Increase in real estate held for investment.......................................     (179)         (603)
    Purchases of premises and equipment, net..........................................     (166)       (2,306)
                                                                                       ----------    ----------

Net cash used in investing activities...............................................    (45,748)     (421,883)
                                                                                       ----------    ----------


           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flow, cont.



                                                                                         Six months ended
                                                                                            March 31,
                                                                                     ------------------------
                                                                                        2000          1999
                                                                                     ----------    ----------
                                                                                          (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits........................................................    54,127        85,165
    Proceeds from advances and other borrowings.....................................   826,621       777,320
    Repayments on advances and other borrowings..................................... (847,616)     (572,263)
    Increase in securities sold under agreements to repurchase......................    10,538       145,640
    Decrease in advances from borrowers for taxes and insurance.....................   (4,661)       (5,434)
    Dividends paid..................................................................   (1,824)       (1,540)
    Stock option transactions.......................................................       237         1,282
    Purchase of treasury stock......................................................   (2,950)       (8,988)
                                                                                     ----------    ----------

Net cash provided by financing activities.........................................      34,472       421,182
                                                                                     ----------    ----------

Increase in cash and cash equivalents.............................................       2,078         8,702

Cash and cash equivalents:

      Beginning of period..........................................................     32,562        30,746
                                                                                     ----------    ----------
      End of period................................................................  $  34,640     $  39,448
                                                                                     ==========    ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest.....................................................................  $  56,291     $  42,654
      Income taxes.................................................................          2           102

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Mortgage loans secured as mortgage-backed securities.........................  $   7,586     $   5,961
      Transfer from loans to foreclosed properties.................................        508           174
      Transfer of mortgage loans to mortgage loans held for sale...................      7,976        30,029

      Acquisitions:

      Assets acquired..............................................................    $     -     $  42,866

      Cash paid for purchase of stock..............................................          -      (10,132)
      Cash acquired................................................................          -         5,846
                                                                                     ----------    ----------
           Net cash used for acquisitions..........................................          -       (4,286)
                                                                                     ==========    ==========


           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORTATION AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements


(1)  Principles of Consolidation

         The consolidated financial statements include the accounts and balances of St. Francis Capital Corporation (the "Company"), its wholly-owned subsidiary, St. Francis Bank, F.S.B. (the "Bank"), and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (2)  Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 1999.

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

         The contractual or notional amounts of off-balance sheet financial instruments are as follows:

                                                                              Contractual or Notional Amount(s)
                                                                            March 31,                September 30,
                                                                              2000                        1999
                                                                        -----------------          ------------------
                                                                                       (In thousands)

             Commitments to extend credit:
                 Fixed-rate loans.....................................          $  5,104                     $   959
                 Variable-rate loans..................................            22,110                      50,043
             Mortgage loans sold with recourse........................            19,687                      17,053
             Guarantees under IRB issues..............................            33,567                      24,484
             Interest rate swap agreements (notional amount)..........           410,000                     350,000
             Unused and open-ended lines of credit:

               Consumer..............................................            182,547                     176,958
               Commercial.............................................            75,094                      40,855


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of March 31, 2000 have interest rates ranging from 7.875% to 8.625%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

                 ST. FRANCIS CAPITAL CORPORTATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential losses on the letters of credit are the notional amount of the guarantees less the value of the real estate collateral. At March 31, 2000, appraised values of the real estate collateral exceeded the amount of the guarantees.

         Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments, but does not expect any counterparty to fail to meet their obligations. The fixed pay-floating receive agreements were entered into as hedges on the interest rates on debt securities. The fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate certificates of deposit. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing liabilities.

         At March 31, 2000, the Company had $20 million in fixed pay-floating receive agreements with maturity dates ranging from 2000 to 2001. The agreements have fixed interest rates ranging from 6.75% to 7.05% and variable interest rates ranging from 6.98% to 7.13%. At March 31, 2000, the Company had $390 million in fixed receive-floating pay agreements with maturity dates ranging from 2001 to 2009 and call dates ranging from 2000 to 2001. The agreements have fixed interest rates ranging from 5.85% to 7.13% and variable interest rates ranging from 5.21% to 6.16%.

         The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore, at March 31, 2000, the gross unrealized gains and losses of $24,000 and $14.9 million, respectively, equals the fair value loss of the interest rate swaps of $14.9 million.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



         (4)       Securities

         The Company's securities available for sale and held to maturity at March 31, 2000 were as follows:

                                                                          SECURITIES AVAILABLE FOR SALE
                                                            ----------------------------------------------------------
                                                                              Gross         Gross         Estimated
                                                             Carrying      Unrealized     Unrealized         Fair
                                                               Value          Gains        (Losses)         Value
                                                            ------------   ------------  -------------   -------------
                                                                                   (In thousands)
          DEBT AND EQUITY SECURITIES:
          U.S. Treasury obligations and obligations of
               U.S. Government Agencies................       $ 218,067         $    -       $  8,682       $ 209,385
           Corporate notes and bonds...................           1,000              -              2             998
           Marketable equity securities...............            1,835              -            471           1,364
                                                            ------------   ------------  -------------   -------------
          TOTAL DEBT AND EQUITY SECURITIES.............       $ 220,902         $    -       $  9,155       $ 211,747
                                                            ============   ============  =============   =============

          MORTGAGE-BACKED & RELATED SECURITIES:
           Participation certificates:
             FHLMC.....................................         $   877         $    -         $    8         $   869
             FNMA......................................          29,243              -          1,809          27,434
             Private issue.............................          59,082            173          1,521          57,734
           REMICs:
             FHLMC.....................................         142,124              2          5,704         136,422
             FNMA......................................          34,068             10          1,015          33,063
             Private issue.............................         595,938             86         18,566         577,458
           CMO residual................................              36              -              -              36
                                                            ------------   ------------  -------------   -------------
          TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES.............................       $ 861,368        $   271       $ 28,623       $ 833,016
                                                            ============   ============  =============   =============


                                                                             SECURITIES HELD TO MATURITY
                                                            ----------------------------------------------------------
                                                                              Gross         Gross         Estimated
                                                             Carrying      Unrealized     Unrealized         Fair
                                                               Value          Gains        (Losses)         Value
                                                            ------------   ------------  -------------   -------------
                                                                                   (In thousands)

          DEBT SECURITIES:
           State and municipal obligations............          $   510         $   13         $    -         $   523
                                                            ============   ============  =============   =============
           TOTAL DEBT SECURITIES......................          $   510         $   13         $    -         $   523
                                                            ============   ============  =============   =============

          MORTGAGE-BACKED & RELATED SECURITIES:
           REMICs:
             FNMA......................................         $   139         $    -         $    1         $   138
             Private issue.............................          31,529              -            824          30,705
                                                            ------------   ------------  -------------   -------------
           TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES............................         $ 31,668         $    -         $  825        $ 30,843
                                                            ============   ============  =============   =============

         During the six month periods ended March 31, 2000 and 1999, gross proceeds from the sale of securities available for sale totaled approximately $20.9 million and $104.1 million, respectively. The gross realized gains on such sales totaled approximately $41,000 and $130,000 for the six month periods ended March 31, 2000 and 1999, respectively. The gross realized losses on such sales totaled approximately $53,000 and $498,000 for the six month periods ended March 31, 2000 and 1999, respectively.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



         During the three month periods ended March 31, 2000 and 1999, gross proceeds from the sale of securities available for sale totaled approximately $7.2 million and $33.1 million, respectively. The gross realized gains on such sales totaled approximately $11,000 and $64,000 for the three month periods ended March 31, 2000 and 1999, respectively. The gross realized losses on such sales totaled approximately zero and $410,000 for the three month periods ended March 31, 2000 and 1999, respectively.

         At March 31, 2000 and 1999, $454.7 million and $498.4 million, respectively, of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

(5)  Loans

         Loans receivable are summarized as follows:

                                                                                     March 31,        September 30,
                                                                                        2000              1999
          -----------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
           First mortgage - one- to four-family...............................         $  368,352          $ 294,438
           First mortgage - residential construction...........................            72,555            103,100
           First mortgage - multi-family......................................            163,609            160,593
           Commercial real estate.............................................            298,176            251,914
           Home equity........................................................            170,564            156,695
           Commercial and agriculture.........................................            127,481            123,899
           Consumer secured by real estate.....................................            84,782             89,991
           Interim financing and consumer loans...............................             13,390             13,744
           Indirect auto.......................................................            39,980             44,299
           Education..........................................................              2,122                984
                                                                                   ---------------   ----------------
               Total gross loans................................................        1,341,011          1,239,657
                                                                                   ---------------   ----------------
           Less:
               Loans in process..................................................          74,600            106,960
               Unearned insurance premiums......................................            (200)               (21)
               Deferred loan and guarantee fees.................................              496                614
               Purchased loan discount..........................................              710                737
               Allowance for loan losses........................................           10,102              9,356
                                                                                   ---------------   ----------------
               Total deductions.................................................           85,708            117,646
                                                                                   ---------------   ----------------
           Total loans receivable.............................................          1,255,303          1,122,011
           Less:  First mortgage loans held for sale..........................             11,092              8,620
                                                                                   ---------------   ----------------
           Loans receivable, net..............................................        $ 1,244,211        $ 1,113,391
                                                                                   ===============   ================

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



(6)  Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:

                                                                      Six months ended              Three months ended
                                                                          March 31,                      March 31,
                                                                -----------------------------  -----------------------------
                                                                    2000            1999           2000            1999
                                                                -------------  --------------  -------------  --------------
                                                                                      (In thousands)

          Beginning Balance..................................        $ 9,356         $ 7,530        $ 9,764         $ 7,964
          Charge-offs:
            Real estate - mortgage...........................           (74)               -           (40)               -
            Commercial real estate...........................              -               -              -               -
            Commercial loans.................................              -            (11)              -             (1)
            Consumer........................................           (257)           (133)          (176)            (91)
                                                                -------------  --------------  -------------  --------------
          Total charge-offs..................................          (331)           (144)          (216)            (92)
                                                                -------------  --------------  -------------  --------------
          Recoveries:
            Real estate - mortgage...........................             31               -             31               -
            Commercial real estate...........................              -               -              -               -
            Commercial loans.................................              -               -              -               -
            Consumer........................................              46              29             23              23
                                                                -------------  -------------  --------------  -------------
          Total recoveries...................................             77              29             54              23
                                                                -------------  -------------  --------------  -------------
          Net charge-offs....................................          (254)           (115)          (162)            (69)
                                                                -------------  --------------  -------------  --------------

          Acquired bank's allowance..........................              -             303              -             303
          Provision..........................................          1,000             960            500             480
                                                                -------------  -------------  --------------  -------------
          Ending balance.....................................       $ 10,102         $ 8,678       $ 10,102         $ 8,678
                                                                =============  ==============  =============  ==============


(7)  Earnings Per Share

         Basic earnings per share of common stock for the six and three months ended March 31, 2000 and 1999, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the six and three month periods ended March 31, 2000 and 1999, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at March 31, 2000 and September 30, 1999 have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive. Total shares outstanding for earnings per share calculation purposes have been reduced by the Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released. The Company incurred an additional expense in the six and three month periods ended March 31, 2000 related to the voluntary acceleration of loan principal owed to the Company's ESOP, which accounted for a charge to diluted earnings per share of approximately $0.57 and $0.14, respectively.

                 ST. FRANCIS CAPITAL CORPORTATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued




         The computation of earnings per common share is as follows:

                                                                      Six months ended              Three months ended
                                                                          March 31,                      March 31,
                                                                -----------------------------  -----------------------------
                                                                    2000            1999           2000            1999
                                                                ------------     -----------     ----------     -----------
           Net income for the period........................      $3,165,000     $ 7,435,000     $2,959,000     $ 3,670,000
                                                                ============     ===========     ==========     ===========

           Average common shares issued......................     14,579,240      14,579,240     14,579,240      14,579,240
           Weighted average treasury shares..................      4,452,908       5,034,146      4,488,374       4,763,866
           Unallocated ESOP shares...........................        223,455         503,154        134,502         492,650
                                                                ------------     -----------     ----------     -----------

           Weighted average common shares
               outstanding during the period.................      9,902,877       9,041,940      9,956,364       9,322,724
           Effect of dilutive stock options outstanding......        234,347         491,367        127,855         469,537
                                                                ------------     -----------     ----------     -----------
           Diluted weighted average common shares
               outstanding...................................     10,137,224       9,533,307     10,084,219       9,792,261
                                                                ============     ===========     ==========     ===========

           Basic earnings per share..........................         $ 0.32          $ 0.82         $ 0.30          $ 0.39
           Diluted earnings per share........................         $ 0.31          $ 0.78         $ 0.29          $ 0.37


         The computation of book value per common share is as follows:

                                                                             March 31,               September 30,
                                                                               2000                       1999
                                                                            --------------           ----------------
          Common shares outstanding at the end
             of the period..........................................             9,924,540                  9,705,600
          Incremental shares relating to dilutive stock
             options outstanding at the end of the period............               92,658                    370,243
                                                                            --------------           ----------------
                                                                                10,017,198                 10,075,843
                                                                            ==============           ================
          Total shareholders' equity at the end of
             the period.............................................         $ 127,612,000              $ 131,514,000

          Book value per common share...............................             $   12.74                  $   13.05


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

                 ST. FRANCIS CAPITAL CORPORTATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



         At March 31, 2000, 228,310 shares were reserved for future grants. Further information concerning the options is as follows:


                                                                            Six months ended March 31,
                                                      --------------------------------------------------------------------
                                                                    2000                               1999
                                                      --------------------------------------------------------------------
                                                                           Average                           Average
                                                                          Exercise                           Exercise
                                                         Options            Price          Options            Price
                                                      --------------------------------------------------------------------

           Outstanding at beginning of period........     1,565,682             $15.70      1,163,620             $ 10.76
           Granted...................................         5,000              22.00        782,264               18.65
           Canceled..................................             -                  -        (40,550)              17.31
           Exercised.................................       (32,854)              7.48       (304,120)               5.01
                                                      -------------     --------------   ------------    ----------------
           Outstanding at end of period..............     1,537,828             $15.90      1,601,214              $15.55
                                                      =============     ==============   ============    ================

           Options exercisable.......................       769,013      $5.00 - 21.31        434,940       $5.00 - 20.25
                                                      =============    ===============   ============    ================


(9)  Income Taxes

          Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

          ------------------------------------------------------------------------------------------------------
                                                                                   Six months ended March 31,
                                                                                      2000           1999
          ------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)

          Federal income tax expense at statutory rate of 35%..................        $ 2,021        $ 3,403
          State income taxes, net of Federal income tax benefit................             10            233
          Tax exempt interest..................................................            (62)           (70)
          Non-deductible compensation..........................................          1,846            229
          Acquisition intangible amortization..................................            107            117
          Affordable housing credits...........................................         (1,294)        (1,654)
          Other, net...........................................................            (18)            29
                                                                                  ------------   ------------
                                                                                      $  2,610       $  2,287
                                                                                  ============   ============

         Included in other assets is a deferred tax asset of $9.0 million and $3.3 million at March 31, 2000 and September 30, 1999.


(10)  Acquisition

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

                 ST. FRANCIS CAPITAL CORPORTATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued




(11)  Current Accounting Developments

         The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities'" which established new rules for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value, although the timing of recognition in earnings will depend on the classification of the hedge according to criteria established by SFAS 133. Changes in the fair value of derivatives that do not meet these criteria are required to be included in earnings in the period of the change.

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

(12)  Segment Information

         The Company's operations include four strategic business segments:
         Retail Banking, Commercial Banking, Mortgage Banking and Investments. Financial performance is primarily based on the individual segments' direct contribution to Company net income. The Company's segments do not include the operations of the parent holding company, nor the operations of the Bank's operating subsidiaries. Capital is not allocated to the segments and thus net interest income related to the free funding associated with capital is not included in the individual segments. The Company only charges the segments with direct expenses. Costs associated with administrative and centralized back-office support areas of the Bank are not allocated to the segments. Income taxes are allocated to the segments based on the Bank's effective tax rate prior to the consolidation with its affordable housing subsidiary.

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

         The Investment segment consists of the Company's portfolio of mortgage-backed and related securities, its debt and equity securities and other short-term investments. This segment also includes the Company's wholesale sources of funding including Federal Home Loan Bank ("FHLB") advances, brokered certificates of deposits, reverse repurchase agreements and federal funds purchased.

                 ST. FRANCIS CAPITAL CORPORTATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


        -----------------------------------------    -----------   ----------      ---------    -----------     ------------
        BUSINESS SEGMENTS                             Retail       Commercial       Mortgage                        Total
                                                      Banking        Banking        Banking      Investments      Segments
        -----------------------------------------    -----------   ----------      ---------    -----------     ------------
                                                                                 (In thousands)
        SIX MONTHS ENDED MARCH 31, 2000
        Net interest income                           $  11,978      $   7,192      $  3,563     $    3,926      $    26,659
        Provision for loan losses                           395            473           132              -            1,000
        Other operating income                            3,473            375           806             (8)           4,646
        General and administrative expenses              10,588          1,523         1,895            389           14,395
        Income taxes                                      1,679          2,093           880          1,326            5,979
                                                     ----------     ----------     ---------    -----------    -------------
        Segment profit                                $   2,790      $   3,477      $  1,462     $    2,202      $     9,931
                                                     ==========     ==========     =========    ===========    =============

        Segment average assets                        $ 311,875      $ 534,873      $382,182     $1,185,632      $ 2,414,562
                                                     ==========     ==========     =========    ===========    =============

        SIX MONTHS ENDED MARCH 31, 1999
        Net interest income                           $   7,349      $   5,698      $  2,615     $    4,341      $    20,003
        Provision for loan losses                           253            587           121              -              961
        Other operating income                            2,981            466         2,311           (435)           5,323
        General and administrative expenses              11,270          1,393         2,254            385           15,302
        Income taxes                                       (428)         1,426           882            428            2,308
                                                     ----------     ----------     ---------    -----------    -------------
        Segment profit                                $    (765)     $   2,758      $  1,670     $    3,093      $     6,755
                                                     ==========     ==========     =========    ===========    =============

        Segment average assets                        $ 283,811      $ 387,814      $278,325     $  953,911      $ 1,903,861
                                                     ==========     ==========     =========    ===========    =============

        THREE MONTHS ENDED MARCH 31, 2000
        Net interest income                           $   6,150      $   3,567      $  1,789     $    1,884      $    13,390
        Provision for loan losses                           198            236            66              -              500
        Other operating income                            1,718            200           411             12            2,341
        General and administrative expenses               5,432            692           898            200            7,222
        Income taxes                                        927          1,170           507            707            3,312
                                                     ----------     ----------     ---------    -----------    -------------
        Segment profit                                $   1,312      $   1,668      $    729     $      988      $     4,697
                                                     ==========     ==========     =========    ===========    =============

        Segment average assets                        $ 313,897      $ 552,633      $395,484     $1,173,628      $ 2,435,642
                                                     ==========     ==========     =========    ===========    =============

        THREE MONTHS ENDED MARCH 31, 1999
        Net interest income                           $   3,564      $   2,957      $  1,295     $    2,868      $    10,684
        Provision for loan losses                           127            293            60              -              480
        Other operating income                            1,455            238           878           (409)           2,162
        General and administrative expenses               5,502            695         1,116            204            7,517
        Income taxes                                       (224)           777           361              -              914
                                                     ----------     ----------     ---------    -----------    -------------
        Segment profit                                $    (386)     $   1,430      $    636     $    2,255      $     3,935
                                                     ==========     ==========     =========    ===========    =============

        Segment average assets                        $ 285,850      $ 413,542      $276,946     $1,068,864      $ 2,045,202
                                                     ==========     ==========     =========    ===========    =============

                 ST. FRANCIS CAPITAL CORPORTATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued




        RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                                               Six months ended March 31,      Three months ended March 31,
                                                                  2000            1999             2000            1999
                                                             ----------------------------------------------------------------
                                                                                     (In thousands)

        NET INTEREST INCOME AND OTHER OPERATING INCOME
        Total for segments                                       $   31,305       $   25,326      $   15,731       $   12,846
        Unallocated  transfer pricing credit  (primarily on
        capital)                                                      2,687            5,062           1,218            2,934

        Income from affordable housing subsidiary                     1,498            2,172             729              826
        Gain  on  sale  of real  estate  not  allocated  to
        segments                                                          -            1,225               -              492
        Holding company interest expense                               (746)            (798)           (429)            (444)
        Elimination of intercompany interest income                    (558)            (865)           (273)            (301)
        Other                                                           540              458             423              233
                                                             ----------------------------------------------------------------
        Consolidated total revenue                               $   34,726       $   32,580      $   17,399       $   16,586
                                                             ================================================================

        PROFIT
        Total for segments                                       $    9,931        $   6,755       $   4,697        $   3,934
        Unallocated  transfer pricing credit  (primarily on
        capital)                                                      1,612            3,037             731            1,760
        Unallocated  administrative and centralized support
        costs (a)                                                    (3,028)          (2,254)         (1,581)          (1,266)
        Holding company net loss                                       (622)            (818)           (392)            (510)
        Elimination of intercompany interest income                    (335)            (519)           (164)            (181)
        Gain  on  sale  of real  estate  not  allocated  to
        segments                                                          -              735               -              295
        Affordable housing tax credits                                1,294            1,654             644              551
        Additional ESOP expense not allocated to segments            (5,714)               -          (1,329)               -
        Other                                                            27           (1,156)            353             (914)
                                                             ----------------------------------------------------------------
        Consolidated net income                                   $   3,165        $   7,435       $   2,959        $   3,670
                                                             ================================================================

        AVERAGE ASSETS
        Total for segments                                      $ 2,414,562      $ 1,903,861     $ 2,435,642      $ 2,045,202
        Elimination of intercompany loans                           (13,388)         (13,859)        (13,350)          (9,662)
        Other assets not allocated                                  113,918          121,421          89,408          112,533
                                                             ----------------------------------------------------------------
        Consolidated average assets                             $ 2,515,092      $ 2,011,423     $ 2,511,700      $ 2,148,073
                                                             ================================================================

        (a)After-tax effect of $5.0 million and $3.8 million of general and administrative expenses for the six month periods ended March 31, 2000 and 1999, respectively. After-tax effect of $2.6 million and $2.2 million of general and administrative expenses for the three month periods ended March 31, 2000 and 1999, respectively.

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



FINANCIAL CONDITION

The Company's total assets increased $34.0 million or 1.4% to $2.51 billion at March 31, 2000 from $2.47 billion at September 30, 1999. The primary area of growth was an increase of $133.3 million increase in loans receivable, including loans held for sale offset by a decline of $86.9 million in mortgage-backed and related securities available for sale. Funding the increase in assets was an increase in deposits of $54.1 million. The Company's ratio of shareholders' equity to total assets was 5.09% at March 31, 2000, compared to 5.32% at September 30, 1999. The Company's fully dilutive book value per share was $12.74 at March 31, 2000, compared to $13.05 at September 30, 1999.

Loans receivable, including mortgage loans held for sale, increased $133.3 million to $1.26 billion at March 31, 2000 from $1.11 billion at September 30, 1999. The Company has been actively diversifying and growing its loan portfolio and, as a result, the increase in loans was due to a variety of lending areas including commercial real estate, single-family construction, multi-family, and commercial. For the six month period ended March 31, 2000, the Company originated approximately $296.5 million in loans, as compared to $443.0 million for the same period in the prior year. Of the $296.5 million in loans originated, $48.4 million were in commercial loans, $86.4 million were in consumer and interim financing loans and $161.7 million were in first mortgage loans. Despite the decrease in originations, the loan portfolio continues to grow due to a decline in repayments and loans sold.

Mortgage-backed and related securities, including securities available for sale, decreased $94.7 million to $864.7 million at March 31, 2000 from $959.4 million at September 30, 1999. The Company is in the process of restructuring the balance sheet and will continue to reduce the level of mortgage-backed and related securities as repayments of principal from those portfolios are used to fund the loan growth.

Deposits increased $54.1 million to $1.538 billion at March 31, 2000 from $1.484 billion at September 30, 1999. The increase in deposits was primarily due to increases of $53.2 million in certificates of deposit and $3.7 million in money market demand deposits. However, slight decreases in other types of deposit products have partially offset the increases. At March 31, 2000, the Company had approximately $437.8 million in brokered certificates of deposit compared with $421.8 million at September 30, 1999. The brokered deposits generally consist of terms from three months to ten years in maturity with interest rates that approximate the Company's retail certificate rates. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings decreased by $10.4 million to $824.3 million at March 31, 2000 from $834.7 million at September 30, 1999. Short term borrowings increased $154.6 million to $743.4 million at March 31, 2000, compared to $588.8 million at September 30, 1999. Long term borrowings decreased $165.0 million to $80.9 million at March 31, 2000, compared to $245.9 million at September 30, 1999. At March 31, 2000, $450.0 million of the short term borrowings are callable FHLB advances with maturities from five to ten years and are callable by the FHLB after three to six months. At March 31, 2000, the Company had an additional borrowing capacity of $109.9 million available from the FHLB.

At March 31, 2000, the Company had $410.0 million in interest rate swaps outstanding compared with $350.0 million at September 30, 1999. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed receive-floating pay swaps totaled $390.0 million at March 31, 2000 and were entered into to hedge interest rates on fixed rate certificates of deposits. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
            Item 2. Management's Discussion and Analysis, continued

income) in a falling rate environment while adding to interest expense in a rising rate environment. Fixed pay-floating receive swaps totaled $20.0 million at March 31, 2000 and were entered into as hedges on the interest rates on investment securities. Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. During the six month period ended March 31, 2000, the Company recorded a net reduction of interest expense of $1.0 million as a result of the Company's interest rate swap agreements compared with a net reduction of $1.1 million for the six month period ended March 31, 1999.

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

RESULTS OF OPERATIONS

NET INCOME. Net income for the six month period ended March 31, 2000 decreased $4.3 million or 57.4% to $3.2 million from $7.4 million for the six month period ended March 31, 1999. Net income for the three month period ended March 31, 2000 was $3.0 million compared to $3.7 million for the three month period ended March 31, 1999. Net income for both the six and three month periods ended March 31, 2000 decreased due to an increase in general and administrative expenses as a result of an additional expense of $6.4 million and $1.5 million, respectively due to the voluntary acceleration of loan principal repayment to the Company's Employee Stock Ownership Plan ("ESOP"), and a decrease in other operating income partially offset by an increase in net interest income.

The following table shows the return on average assets and return on average equity ratios for each period:

                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  2000              1999              2000             1999
                                              -------------     -------------     ------------     -------------

 Return on average assets..................      0.25%              0.74%            0.47%             0.69%

 Return on average equity..................      4.88%             12.40%            9.36%            11.93%


NET INTEREST INCOME. Net interest income before provision for loan losses increased $4.7 million or 19.9% and $1.0 million or 8.0% for the six and three month periods ended March 31, 2000, respectively, compared to the same periods in the prior year. The increase was due primarily to an increase of $533.7 million and $406.5 million in average earning assets for the six and three month periods ended March 31, 2000, respectively. The net interest margin decreased to 2.33% for the six month period ended March 31, 2000, compared with 2.51% in the prior year and decreased to 2.32% for the three month period ended March 31, 2000, compared with 2.60% in the prior year. Over the past year, the margin has been affected by decreasing interest rate spreads that the Company has been experiencing in its asset and liability base primarily due to the rising level of interest rates that have occurred over that period.

Total interest income increased $20.1 million or 30.5% to $86.0 million for the six month period ended March 31, 2000, compared to $65.9 million for the six month period ended March 31, 1999, and increased $8.4 million or 23.9% to $43.5 for the three month period ended March 31, 1999, compared to $35.1 million for the three month period ended March 31, 1999. The increase in interest income was primarily the result of increases in interest on loans and securities. The increase in interest on loans was primarily the result of an increase in the average balance of loans to $1.2 billion from $931.9 million for the six month period ended March 31, 2000 and 1999, respectively, partially offset by a decrease in the average yield on loans to 8.00% from 8.18% for the same period in the prior year. The increase in net interest income on loans for the three month period ended March 31, 2000 compared with the three month period ended March 31, 1999 was the result of an increase in the average balance of loans to $1.2 billion from $957.8 million, partially offset by decreases in the average yield on loans to 8.04% from 8.24% for the same period in the prior year. The increase in the average balance of loans is due primarily to the Company's recent efforts to emphasize commercial, consumer and home equity lending. Although interest rates are generally higher than the previous year, the rates on such loans being originated during much of the year were lower than the loans in the existing portfolio. As loans repay, they are replaced in the Company's portfolio by new loans which generally have lower interest rates than the loans previously put in the portfolio.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $933.8 million from $759.96 million for the six month period ended March 31, 2000 and 1999, respectively, in conjunction with an increase in the average yield on such securities to 6.35% from 6.05% for the same periods. The increase in interest income on mortgage-backed and related securities for the three month period ended March 31, 2000 compared with the three month period ended March 31, 1999 was due to an increase in the average balance of such securities to $915.3 million from $837.1 million, in conjunction with an increase in the average yield on such securities to 6.48% from 6.10% for the same periods. The increase in interest income on debt and equity securities was the result of an increase in the average balance to $223.9 million from $131.4 million for the six month period ended March 31, 2000 and 1999, respectively, in conjunction with an increase in the average yield on such securities to 5.86% from 5.38% for the same periods. The increase in interest income on debt and equity securities was the result of an increase in the average balance to $223.1 million from $172.8 million for the three month period ended March 31, 2000 and 1999, respectively, in conjunction with an increase in the average yield on such securities to 5.87% from 5.57% for the same periods.

Total interest expense increased $15.4 million or 36.3% to $57.9 million for the six month period ended March 31, 2000, compared to $42.5 million for the six month period ended March 31, 1999. For the three month period ended March 31, 2000, total interest expense increased $7.4 million, or 33.1%, to $29.6 million compared to $22.2 million for the three month period ended March 31, 1999. The increase in interest expense was the result of increases in the average balances of deposits and advances and other borrowings, and therefore, the cost. The average balances of deposits were $1.5 billion for the six and three month periods ended March 31, 2000, as compared to $1.2 billion for the same periods in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products and the use of brokers to sell certificates of deposit. The average balance of brokered deposits increased to $450.1 million for the six months ended March 31, 2000 compared to $220.5 million for the same period in the prior year. The average cost of deposits increased to 4.82% and 4.94% for the six and three month periods ended March 31, 2000, respectively, from 4.55% and 4.46% for the same periods in the prior year. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The average balance of advances and other borrowings were $843.7 million and $845.7 million for the six and three month periods ended March 31, 2000, respectively, as compared to $606.9 million and $716.4 million for the same periods in the prior year. The average cost of advances and other borrowings increased to 5.42% and 5.51% for the six and three month periods ended March 31, 2000, respectively, from 5.04% and 4.94% for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the six and three month periods ended March 31, 2000 and 1999, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the schedule.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



                                                                SIX MONTHS ENDED MARCH 31,
                                            ------------------------------------------------------------------
                                                          2000                             1999
                                            ------------------------------------------------------------------
                                                                   AVERAGE                           AVERAGE
                                              AVERAGE               YIELD/      AVERAGE              YIELD/
                                              BALANCE   INTEREST    COST        BALANCE   INTEREST    COST
                                            ------------------------------------------------------------------
                                                                  (Dollars in thousands)
 ASSETS

 Federal funds sold and overnight
 deposits................................    $    1,204  $    29      4.82%    $   22,846  $   586     5.14%
 Trading account securities..............           691       32      9.26            423       16     7.59
 Debt and equity securities..............       223,851    6,563      5.86        131,443    3,524     5.38
 Mortgage-backed and related securities..       933,833   29,646      6.35        759,916   22,910     6.05
 Loans:
   First mortgage.......................        779,239   30,166      7.74        550,191   21,941     8.00
   Home equity...........................       165,641    7,129      8.61        141,001    5,840     8.31
   Consumer .............................       146,220    6,106      8.35        142,264    6,122     8.63
   Commercial and agricultural...........       124,547    5,205      8.36         98,411    4,099     8.35
                                             -------------------               -------------------
       Total loans.......................     1,215,647   48,606      8.00        931,867   38,002     8.18
 Federal Home Loan Bank stock............        32,003    1,162      7.26         27,076      898     6.65
                                             -------------------               -------------------
       Total earning assets..............     2,407,229   86,038      7.15      1,873,571   65,936     7.06
                                                         -------                           -------
 Valuation allowances....................      (37,526)                          (12,879)
 Cash and due from banks.................        35,532                            33,355
 Other assets............................       109,857                           117,376
                                             ----------                        ----------
       Total assets......................    $2,515,092                        $2,011,423
                                             ==========                        ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .........................    $   76,394      259      0.68     $   70,023      424     1.21
   Money market demand accounts..........       361,648    8,052      4.45        339,033    7,289     4.31
   Passbook..............................       108,329    1,189      2.20        128,852    1,857     2.89
   Certificates of deposit..............        907,276   25,566      5.64        661,999   17,669     5.35
                                             -------------------               -------------------
Total interest-bearing deposits..........     1,453,647   35,066      4.82      1,199,907   27,239     4.55
Advances and other borrowings............       843,748   22,866      5.42        606,863   15,259     5.04
Advances from borrowers for taxes and
insurance................................         5,341        8      0.30          4,398        9     0.41
                                             -------------------               -------------------
       Total interest-bearing
       liabilities.......................     2,302,736   57,940      5.03      1,811,168   42,507     4.71
Non interest-bearing deposits............        73,569                            68,097
Other liabilities........................         9,050                            11,937
Shareholders' equity.....................       129,737                           120,221
                                             ----------                        ----------
Total liabilities and shareholders'
equity...................................    $2,515,092                        $2,011,423
                                             ==========                        ==========
Net interest income......................                $28,098                           $23,429
                                                         =======                           =======
Net yield on interest-earning assets.....                             2.33                             2.51
Interest rate spread.....................                             2.12                             2.35
Ratio of earning assets to
interest-bearing liabilities.............                           104.54                           103.45


                                                                THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------------------------------------
                                                           2000                                1999
                                            ---------------------------------------------------------------------
                                                                     AVERAGE                              AVERAGE
                                                AVERAGE               YIELD/      AVERAGE                  YIELD/
                                                BALANCE   INTEREST    COST         BALANCE    INTEREST     COST
                                            --------------------------------   ----------------------------------
                                                                  (Dollars in thousands)

 ASSETS

 Federal funds sold and overnight
 deposits................................    $      926   $    12     5.21%     $   15,401    $   188       4.95%
 Trading account securities..............           185         5    10.87             307          5       6.61
 Debt and equity securities..............       223,054     3,257     5.87         172,831      2,372       5.57
 Mortgage-backed and related securities..       915,296    14,736     6.48         837,138     12,601       6.10
 Loans:
   First mortgage.......................        810,433    15,684     7.78         569,236     11,437       8.15
   Home equity...........................       169,729     3,679     8.72         139,403      2,837       8.25
   Consumer .............................       144,356     2,987     8.32         145,949      3,072       8.54
   Commercial and agricultural...........       124,390     2,613     8.45         103,211      2,119       8.33
                                             --------------------               ---------------------
       Total loans.......................     1,248,908    24,963     8.04         957,799     19,465       8.24
 Federal Home Loan Bank stock............        31,993       557     7.00          30,367        513       6.85
                                             --------------------               ---------------------
       Total earning assets..............     2,420,362    43,530     7.23       2,013,843     35,144       7.08
                                                          -------                             -------
 Valuation allowances....................      (43,288)                           (14,907)
 Cash and due from banks.................        33,461                             33,651
 Other assets............................       101,165                            115,486
                                             ----------                         ----------
       Total assets......................    $2,511,700                         $2,148,073
                                             ==========                         ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .........................    $   76,400       124     0.65      $   71,231        209       1.19
   Money market demand accounts..........       360,575     4,072     4.54         345,160      3,541       4.16
   Passbook..............................       103,513       558     2.17         126,644        864       2.77
   Certificates of deposit..............        924,782    13,255     5.76         687,203      8,903       5.25
                                             --------------------               ---------------------
Total interest-bearing deposits..........     1,465,270    18,009     4.94       1,230,238     13,517       4.46
Advances and other borrowings............       845,745    11,584     5.51         716,438      8,725       4.94
Advances from borrowers for taxes and
insurance................................         2,691         2     0.30           1,782          2       0.46
                                             --------------------               ---------------------
       Total interest-bearing
       liabilities.......................     2,313,706    29,595     5.14       1,948,458     22,244       4.63
Non interest-bearing deposits............        68,604                             63,255
Other liabilities........................         2,307                             11,592
Shareholders' equity.....................       127,083                            124,768
                                             ----------                         ----------
Total liabilities and shareholders'
equity...................................    $2,511,700                         $2,148,073
                                             ==========                         ==========
Net interest income......................                 $13,935                             $12,900
                                                          =======                             =======
Net yield on interest-earning assets.....                              2.32                                 2.60
Interest rate spread.....................                              2.09                                 2.45
Ratio of earning assets to
interest-bearing liabilities.............                            104.61                               103.36

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:

                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  2000              1999             2000              1999
                                              -------------     -------------     ------------     -------------
                                                                    (Dollars in thousands)

 Beginning balance.........................       $  9,356          $  7,530         $  9,764          $  7,964
 Provision for loan losses.................          1,000               960              500               480
 Recoveries................................             77                29               54                23
 Charge-offs...............................           (331)             (144)            (216)              (92)
 Acquired bank's allowance.................              -               303                -               303
                                              -------------     -------------     ------------     -------------
 Ending balance............................      $  10,102          $  8,678         $ 10,102          $  8,678
                                              =============     =============     ============     =============

 Ratio of allowance for loan losses to
      gross loans receivable at the end
      of the period........................          0.75%             0.79%            0.75%             0.79%

 Ratio of allowance for loan losses to
      total non-performing loans at the
      end of the period....................        300.48%           253.97%          300.48%           253.97%

 Ratio of net charge-offs to average
      gross loans (annualized).............          0.04%             0.03%            0.05%             0.03%


Management believes that the allowance for loan losses is adequate to provide for probable losses as of March 31, 2000, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. At March 31, 2000, the provision for loan losses was $1.0 million compared to $960,000 for the same period in the prior year. The Company's loan portfolio is becoming increasingly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios which are generally presumed to have more risk than standard single-family mortgage loans. Charge-offs for the six and three month periods ended March 31, 2000 were $331,000 and $216,000, respectively, compared to $144,000 and $92,000 for the six and three month periods ended March 31, 1999. The Company believes that the allowance for loan losses is adequate to provide for anticipated probable losses based upon current known conditions.

OTHER OPERATING INCOME. Other operating income decreased by $2.5 million to $6.6 million for the six month period ended March 31, 2000, compared to the same period in the prior year. Other operating income decreased by $222,000 to $3.5 million for the six month period ended March 31, 2000, compared to the same period in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  2000              1999             2000              1999
                                              -------------     -------------     ------------     -------------
                                                                        (In thousands)

 Other operating income....................       $  6,628          $  9,151         $  3,464          $  3,686

 Percent of average assets (annualized)....          0.53%             0.91%            0.55%             0.70%

The decreases were due primarily to decreases in gains on sales of mortgage loans, income from the Company's affordable housing subsidiary and gains on the sale of real estate held for sale, partially offset by increases in depository fees and loan servicing fees.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued




Gains on the sale of mortgage loans decreased to $358,000 and $230,000 for the six and three month periods ended March 31, 2000, respectively, compared to gains of $2.1 million and $860,000 for the same periods in the prior year. The Company's volume of mortgage loan sales were $27.8 million and $12.9 million for the six and three month periods ended March 31, 2000, compared to $131.6 million and $47.6 million for the same periods in the prior year. The higher interest rate environment has decreased the level of the Company's fixed rate loan production. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) decreased to $1.5 million and $729,000 for the six and three month periods ended March 31, 2000, compared with $2.2 million and $826,000 for the same periods in the prior year. During the six and three month periods ended March 31, 1999, the Company realized gains of $1.2 million and $492,000 on the sale of 13 affordable housing properties which had been classified as real estate held for sale at September 30, 1998. Income from depository fees and service charges increased to $2.4 million and $1.1 million for the six and three months ended March 31, 2000, respectively, compared to $1.9 million and $971,000 for the same periods in the prior year. Income from loan servicing increased to $1.2 million and $629,000 for the six and three months ended March 31, 2000, respectively, compared to $904,000 and $385,000 for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $6.1 million or 27.6% and $1.7 million or 15.9% for the six and three month periods ended March 31, 2000, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  2000              1999             2000              1999
                                              -------------     -------------     ------------     -------------
                                                                    (Dollars in thousands)
 General and administrative expenses.......      $  27,951         $  21,898         $ 12,635          $ 10,905

 Percent of average assets (annualized)....          2.22%             2.18%            2.02%             2.06%


The increase in general and administrative expenses is due primarily to an additional ESOP expense, partially offset by a decrease in affordable housing expenses resulting from the sale of investments during the prior year. The Company made a voluntary acceleration of loan principal to its ESOP plan. The increased payment resulted in additional expense of $6.4 million and $1.5 million for the six and three month periods ended March 31, 2000. The Company intends to continue paying off the remaining ESOP loan on an accelerated basis during the three months ended June 30, 2000. Thus, the Company expects additional ESOP expense will be recognized. The effect on net income of the remaining ESOP expense for the three months ended June 30, 2000 is expected to be approximately $700,000, assuming the current price of the Company's common stock during that quarter. Thereafter, the loan will be repaid, eliminating expenses. The expense is recognized as ESOP shares are earned by employees.

INCOME TAX EXPENSE. Income tax expense increased to $2.6 million and $1.3 million for the six and three month periods ended March 31, 2000, compared to $2.3 million and $1.5 million for the same periods in the prior year. The effective tax rate for the six and three month periods ended March 31, 2000 was 45.19% and 30.61% respectively, compared with 23.52% and 29.44% for the six and three month periods ended March 31, 1999. The increase in the effective tax rate is due primarily to the fact that the majority of the ESOP expense is non-deductible for tax purposes and because of a decrease in tax credits earned by the Company's affordable housing subsidiary, as a result of the sale of 13 of the properties in the prior year's six and three month periods.

ASSET QUALITY

Total non-performing assets were $3.7 million, or 0.15% of total assets at March 31, 2000, compared with $3.2 million, or 0.13% of total assets at September 30, 1999. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure. Non-performing assets includes a single $798,000 commercial real estate loan on a shopping center, which has an associated reserve of $798,000.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued




Non-performing assets are summarized as follows:

                                                           March 31,        September 30,
                                                             2000               1999
                                                       -----------------  -----------------
                                                              (Dollars in thousands)

 Non-performing loans..............................            $  3,362           $  2,840
 Foreclosed properties.............................
                                                                    316                371
                                                       -----------------  -----------------
 Non-performing assets.............................            $  3,678           $  3,211
                                                       =================  =================

 Non-performing loans to gross loans...............               0.25%              0.23%

 Non-performing assets to total assets.............               0.15%              0.13%

There are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as disclosed above.

Impaired loans totaled $798,000 at March 31, 2000 compared to $809,000 at September 30, 1999. These loans had associated impairment reserves of $798,000 and $400,000 at March 31, 2000 and September 30, 1999, respectively.

ASSET/LIABILITY MANAGEMENT

Asset and liability management is an ongoing process of managing asset and liability maturities to control the interest rate risk of the Company. Management controls this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate, single-family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities,
(3) invest in adjustable-rate, single-family mortgage loans, and (4) increase its investments in consumer and commercial loans with generally shorter interest rate characteristics. Although management believes that its asset/liability management strategies have reduced the potential effects of changes in interest rates on its operations, increases in interest rates may adversely affect the Company's results of operations because interest-bearing liabilities will reprice more quickly than interest-earning assets

At March 31, 2000, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 24.45% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of March 31, 2000 was a negative 16.79% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table summarizes the Company's gap position as of March 31, 2000.

                                                                    More than     More than
                                           Within       Four to      One Year       Three
                                            Three       Twelve       to Three      Years to     Over Five
                                           Months       Months        Years       Five Years      Years         Total
                                        ----------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Fixed..............................  $  69,687    $  32,985     $  38,456     $  23,396     $  45,607     $ 210,131
      Variable...........................    139,101      115,025       179,610       204,521        84,985       723,242
 Consumer loans (2)......................    169,251       64,803        34,714        27,115        14,955       310,838
 Mortgage-backed and related securities..      3,624        8,866        10,302         5,913         2,963        31,668
 Assets available for sale:
      Mortgage loans.....................     11,092            -             -             -             -        11,092
      Fixed rate mortgagE related........     56,825       85,993       210,482       125,944        15,540       494,784
      Variable rate mortgage related.....    338,232            -             -             -             -       338,232
      Investment securities..............     20,814       52,349        48,691        50,758        39,135       211,747
 Trading account securities..............          -            -             -             -             -             -
 Other assets............................     31,124            -             -             -             -             -
 Impact of interest rate swaps...........     20,000     (10,000)      (10,000)             -             -             -
                                          --------------------------------------------------------------------------------
      Total..............................  $ 859,750    $ 350,021     $ 512,255     $ 438,157     $ 203,185    $2,363,368
                                          ================================================================================

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts.......................  $   6,882    $  20,649     $  24,841     $  13,828     $  11,264     $  77,464
      Passbook savings accounts..........      1,956        5,868        13,379        10,837        46,202        78,242
      Money market deposit accounts......     91,959      275,878        12,879         5,232         3,623       389,571
      Certificates of deposit............    168,114      250,193       161,054       120,566       219,061       918,988
 Borrowings (4)..........................    296,363      315,000       162,918        50,000             -       824,281
 Impact of interest rate swaps...........    390,000            -      (55,000)     (115,000)     (220,000)             -
                                          --------------------------------------------------------------------------------
      Total..............................  $ 955,274    $ 867,588     $ 320,071     $  85,463     $  60,150    $2,288,546
                                          ================================================================================
Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities.............  $ (95,524)   $(517,567)     $ 192,184     $ 352,694     $ 143,035     $  74,822
                                          ================================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities............ $  (95,524)   $(613,091)    $(420,907)    $ (68,213)     $  74,822
                                        ====================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest- bearing liabilities as
 a percent of total assets.............       (3.81%)     (24.45%)      (16.79%)       (2.72%)         2.98%
                                        ====================================================================

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $85.7 million at March 31, 2000.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $694.1 million or 27.7% of total assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $34.6 million and $32.6 million as of March 31, 2000 and September 30, 1999, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At March 31, 2000, the Company had additional borrowing capacity of $109.9 million available from the FHLB.

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

The following table summarizes the Bank's capital ratios at the dates indicated:

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                For Capital           Prompt Corrective
                                          Actual             Adequacy Purposes        Action Provisions
                                   ----------------------  -----------------------  ----------------------
                                     Amount      Ratio        Amount       Ratio       Amount      Ratio
---------------------------------  ---------  -----------  ------------  ---------  -----------  ---------
                                                           (Dollars in thousands)

As of March 31, 2000:

Tangible capital..............       158,437       6.30%    > 99,597       >4.0%     >125,743     > 5.0%
                                                            -              -         -            -
Core capital .................       158,437       6.30%    > 99,597       >4.0%     >125,743     > 5.0%
                                                            -              -         -            -
Tier 1 risk-based capital.....       158,437      10.41%    > 60,858       >4.0%     > 91,288     > 6.0%
                                                            -              -         -            -
Risk-based capital............       167,296      11.00%    >121,717       >8.0%     >152,146     >10.0%
                                                            -              -         -            -
As of September 30, 1999:

Tangible capital..............       144,222       5.82%    > 99,136       >4.0%     >123,921     > 5.0%
                                                            -              -         -            -
Core capital .................       144,222       5.82%    > 99,136       >4.0%     >123,921     > 5.0%
                                                            -              -         -            -
Tier 1 risk-based capital.....       144,222       9.98%    > 57,803       >4.0%     > 86,704     > 6.0%
                                                            -              -         -            -
Risk-based capital............       153,578      10.63%    >115,606       >8.0%     >144,507     >10.0%
                                                            -              -         -            -


The capital of the Company and the Bank exceed all regulatory capital requirements.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
      Item 3: Quantitative and Qualitative Disclosures About Market Risk

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at March 31, 2000.

                                             More than         More than
                           Within            One Year          Two Years
                          One Year         to Two Years      to Three Years
                      ------------------ ------------------ -----------------
                                       (Dollars in millions)

Interest earning assets

Mortgage and
 Commercial loans:
    Fixed rate         $   65.8    8.38%    $ 43.2    8.32%    $ 14.1    8.32%
    Adjustable rate       183.6    8.54%      95.5    8.61%      58.8    8.50%

Consumer loans:
    Fixed rate             11.3    8.30%      18.3    8.39%      12.7    8.40%
    Adjustable rate        34.0    8.53%      23.8    8.53%      59.6    8.53%

Mortgage-backed
  securities:
    Fixed rate            142.8    6.37%     105.2    6.43%     105.2    6.51%
    Adjustable rate        64.3    6.80%      50.7    6.80%      44.0    6.80%


Debt and equity
  securities               73.2    5.78%      24.4    5.78%      24.3    5.78%

Other                      31.1    5.60%         -        -         -        -
                       --------             ------             ------
Total interest
  earning assets       $  606.1    7.34%    $361.1    7.48%    $318.7    7.39%
                       ========             ======             ======

Interest bearing liabilities

Deposits:
    NOW accounts       $   27.5    0.50%    $ 15.4    0.50%    $ 15.4    0.50%
    Passbooks               7.8    1.00%       6.7    1.00%       6.7    1.00%
    Money market          367.8    4.61%       6.5    4.61%       6.5    4.61%
    Certificates          418.3    5.58%     132.5    6.08%      28.5    6.45%

Borrowings
    Fixed rate            505.3    5.50%     185.0    5.70%      25.0    5.02%
    Adjustable rate       109.1    6.14%         -    5.53%         -        -
                       --------             ------             ------
Total interest
  bearing
  liabilities          $1,435.8    5.22%    $346.1    5.50%    $ 82.1    4.31%
                       ========             ======             ======


                          More than           More than
                         Three Years         Four Years            Over
                        To Four Years       to Five Years       Five Years
                      ------------------- ------------------ ------------------
                                         (Dollars in millions)

Interest earning assets

Mortgage and
 Commercial loans:
    Fixed rate         $ 16.4    8.36%   $ 21.2     8.37%   $ 49.4     8.61%
    Adjustable rate      73.4    8.49%     88.1     8.50%    235.0     8.51%

Consumer loans:
    Fixed rate           12.7    8.42%     16.9     8.42%     68.9     9.07%
    Adjustable rate      28.9    8.53%     23.8     8.53%        -         -

Mortgage-backed
  securities:
    Fixed rate           63.0    6.74%     63.0     6.58%     47.2     6.50%
    Adjustable rate      40.6    6.80%     37.2     6.80%    101.5     6.80%


Debt and equity
  securities             25.4    5.78%     25.4     5.78%     39.1     5.78%

Other                       -        -        -         -      0.5     5.15%
                       ------            ------             ------
Total interest
  earning assets       $260.4    7.53%   $275.6     7.57%   $541.6     7.89%
                       ======            ======             ======

Interest bearing liabilities

Deposits:
    NOW accounts       $  6.9    0.50%   $  6.9     0.50%   $  5.3     0.50%
    Passbooks             5.4    1.00%      5.4     1.00%     46.2     1.00%
    Money market          2.6    4.61%      2.6     4.61%      3.6     4.61%
    Certificates         27.9    5.92%     92.7     6.31%    219.1     6.52%

Borrowings
    Fixed rate              -        -        -         -        -         -
    Adjustable rate         -        -        -         -        -         -
                       ------            ------             ------
Total interest
  bearing
  liabilities          $ 42.8    4.35%   $107.6     5.63%   $274.2     5.45%
                       ======            ======             ======




                                           Fair
                                           Market
                            Total          Value
                       ----------------- ---------
                         (Dollars in millions)

Interest earning assets

Mortgage and
 Commercial loans:
    Fixed rate         $  210.1    8.42%   $  210.1
    Adjustable rate       734.4    8.53%      734.4

Consumer loans:
    Fixed rate            140.8    8.72%      140.8
    Adjustable rate       170.1    8.53%      170.1

Mortgage-backed
  securities:
    Fixed rate            526.4    6.49%      508.2
    Adjustable rate       338.3    6.80%      320.8


Debt and equity
  securities              211.8    5.78%      202.6

Other                      31.6    5.59%       31.6
                       --------            --------
Total interest
  earning assets       $2,363.5    7.54%   $2,318.6
                       ========            ========

Interest bearing liabilities

Deposits:
    NOW accounts       $   77.4    0.50%   $   82.1
    Passbooks              78.2    1.00%       59.7
    Money market          389.6    4.61%      389.6
    Certificates          919.0    5.99%      918.4

Borrowings
    Fixed rate            715.3    5.53%      711.0
    Adjustable rate       109.1    6.14%      109.1
                       --------            --------
Total interest
  bearing
  liabilities          $2,288.6    5.26%   $2,269.9
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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Shareholders was held on January 26, 2000. Only shareholders of record at the close of business on December 1, 1999 (the "Voting Record Date") were entitled to vote at the annual meeting. On the Voting Record Date, there were 10,164,357 shares of common stock outstanding, and 9,298,062 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the matters voted upon at the meeting.

                                                                                   NUMBER OF VOTES
                                                             --------------------------------------------------------------
                                                                                                                BROKER
                                                                  FOR          WITHHELD      ABSTENTIONS      NON-VOTES
                                                                  ---          --------      -----------      ---------
              NOMINEES FOR DIRECTOR FOR
              THREE-YEAR TERM EXPIRING IN 2002
                   Jeffrey A. Reigle                              9,191,801        106,261                -              -
                   Edmund O. Templeton                            9,190,601        107,461                -              -

              RATIFICATION OF APPOINTMENT OF
              KPMG LLP AS AUDITORS                                9,240,841         35,684           21,537              -


ITEM 5.       OTHER INFORMATION

              On April 21, 2000, the Company announced the declaration of a dividend of $0.09 per share on the Company's common stock for the quarter ended March 31, 2000. The dividend is payable on May 19, 2000 to shareholders of record as of May 10, 2000. This will be the nineteenth consecutive cash dividend payment since the Company became a publicly-held company in June 1993.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  10.11    2000 Employment Agreement (Bank) - Thomas R. Perz
                  10.18    2000 Employment Agreement (Company) - Thomas R. Perz
                  11.1 Statement Regarding Computation of Earnings Per Share (See Footnote 7 in "Notes to Unaudited Consolidated Financial Statements")
                  27.1     Financial Data Schedule

              (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           ST. FRANCIS CAPITAL CORPORATION

Dated:   May 15, 2000               By:   /s/ Jon D. Sorenson
       --------------                   --------------------------------
                                           Jon D. Sorenson
                                           Chief Financial Officer