Form 10-Q
period 2000-06-30
ST FRANCIS CAPITAL CORP
filed 2000-08-11
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                      (1)   Yes    x        No
                                ---------     ----------
                      (2)   Yes    x        No
                                ---------     ----------


         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,662,697 at July 31, 2000.




                               Page 1 of 29 pages

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS




PART I.   FINANCIAL INFORMATION                                                                                        PAGE

ITEM 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition......................................................          3

          Consolidated Statements of Income...................................................................          4

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.................          5

          Consolidated Statements of Cash Flows...............................................................          6

          Notes to Unaudited Consolidated Financial Statements................................................          8


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............         18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................         27

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................................         28

ITEM 2.   Changes In Securities and Use of Proceeds...........................................................         28

ITEM 3.   Defaults Upon Senior Securities.....................................................................         28

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................         28

ITEM 5.   Other Information...................................................................................         28

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................         28


SIGNATURES....................................................................................................         29


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,                September 30,
                                                                                       2000                      1999
                                                                                 -----------------         ------------------
                                                                                               (In thousands)
ASSETS
Cash and due from banks......................................................          $   36,894                  $  29,074
Federal funds sold and overnight deposits....................................                 826                      3,488
                                                                                 -----------------         ------------------
Cash and cash equivalents....................................................              37,720                     32,562
                                                                                 -----------------         ------------------
Assets available for sale, at fair value:
    Debt and equity securities...............................................             211,958                    216,649
    Mortgage-backed and related securities...................................             806,474                    919,879
Mortgage loans held for sale, at lower of cost or market.....................              15,027                      8,620
Securities held to maturity, at amortized cost:
    Debt securities (fair values of $520 and $834, respectively).............                 510                        810
    Mortgage-backed and related securities (fair values of $28,304
    and $39,250, respectively)...............................................              29,128                     39,475
Loans receivable, net........................................................           1,262,516                  1,113,391
Federal Home Loan Bank stock, at cost........................................              29,879                     30,827
Accrued interest receivable..................................................              15,525                     14,090
Foreclosed properties........................................................                 354                        371
Real estate held for investment..............................................              27,472                     28,402
Premises and equipment, net..................................................              31,085                     32,924
Other assets.................................................................              37,075                     38,199
                                                                                 -----------------         ------------------
Total assets.................................................................         $ 2,504,723                $ 2,476,199
                                                                                 =================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits.....................................................................         $ 1,499,181                $ 1,484,303
Short term borrowings........................................................             748,973                    588,790
Long term borrowings.........................................................             106,108                    245,948
Advances from borrowers for taxes and insurance..............................               7,609                      8,904
Accrued interest payable and other liabilities...............................              16,347                     16,740
                                                                                 -----------------         ------------------
Total liabilities............................................................           2,378,218                  2,344,685
                                                                                 -----------------         ------------------

Commitments and contingencies................................................                   -                          -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued..............................................................                   -                          -
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 9,715,097 and 10,156,770 shares, respectively...............                 146                        146
Additional paid-in-capital...................................................              88,539                     82,426
Accumulated other comprehensive loss.........................................            (24,081)                   (13,057)
Unearned ESOP compensation...................................................                   -                    (2,260)
Treasury stock at cost (4,864,143 and 4,422,470 shares, respectively)........            (65,384)                   (58,934)
Retained earnings, substantially restricted..................................             127,285                    123,193
                                                                                 -----------------         ------------------
Total shareholders' equity...................................................             126,505                    131,514
                                                                                 -----------------         ------------------
Total liabilities and shareholders' equity...................................         $ 2,504,723                $ 2,476,199
                                                                                 =================         ==================



      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Nine Months Ended                 Three Months Ended
                                                                        June 30,                          June 30,
                                                             ------------------------------    ------------------------------
                                                                2000              1999             2000             1999
                                                             ------------     -------------    -------------    -------------
                                                                          (In thousands, except per share data)
 INTEREST AND DIVIDEND INCOME:
      Loans..............................................        $74,455           $58,507          $25,849          $20,505
      Mortgage-backed and related securities.............         44,074            37,293           14,428           14,383
      Debt and equity securities.........................          9,820             6,562            3,257            3,038
      Federal funds sold and overnight deposits .........             48               715               19              129
      Federal Home Loan Bank stock ......................          1,701             1,363              539              465
      Trading account securities.........................             42                19               10                3
                                                             ------------     -------------    -------------    -------------
 Total interest and dividend income......................        130,140           104,459           44,102           38,523
                                                             ------------     -------------    -------------    -------------
 INTEREST EXPENSE:
      Deposits...........................................         53,302            41,459           18,236           14,220
      Advances and other borrowings......................         35,334            25,419           12,460           10,151
                                                             ------------     -------------    -------------    -------------
 Total interest expense..................................         88,636            66,878           30,696           24,371
                                                             ------------     -------------    -------------    -------------
 Net interest income before provision for loan losses....         41,504            37,581           13,406           14,152
 Provision for loan losses...............................          1,506             1,440              506              480
                                                             ------------     -------------    -------------    -------------
 Net interest income.....................................         39,998            36,141           12,900           13,672
                                                             ------------     -------------    -------------    -------------
 OTHER OPERATING INCOME (EXPENSE), NET:
      Loan servicing and loan related fees...............          2,063             1,385              859              481
      Depository fees and service charges................          3,675             3,027            1,298            1,104
      Securities gains (losses)..........................            (5)             (248)              (8)              124
      Gain on sales of loans ............................            721             2,544              363              420
      Insurance, annuity and brokerage commissions.......          1,065             1,299              351              594
      Gain (loss) on foreclosed properties...............              1              (34)             (13)              (1)
      Income from affordable housing.....................          2,219             2,956              721              784
      Gain on sale of real estate held for sale..........              -             1,225                -                -
      Other income.......................................            746               670              286              167
                                                             ------------     -------------    -------------    -------------
 Total other operating income, net.......................         10,485            12,824            3,857            3,673
                                                             ------------     -------------    -------------    -------------
 GENERAL AND ADMINISTRATIVE EXPENSES:
      Compensation and employee benefits.................         22,955            16,236            5,479            5,843
      Office building, including depreciation............          3,368             3,199            1,198            1,017
      Furniture and equipment, including depreciation ...          3,295             3,256            1,173            1,146
      Affordable housing expenses........................          2,339             3,133              774              788
      Other general and administrative expenses..........          7,159             6,962            2,541            2,094
                                                             ------------     -------------    -------------    -------------
 Total general and administrative expenses...............         39,116            32,786           11,165           10,888
                                                             ------------     -------------    -------------    -------------
 Income before income tax expense........................         11,367            16,179            5,592            6,457
 Income tax expense......................................          4,221             4,265            1,611            1,978
                                                             ------------     -------------    -------------    -------------
 Net income..............................................        $ 7,146           $11,914          $ 3,981          $ 4,479
                                                             ============     =============    =============    =============
 Basic earnings per share................................         $ 0.72           $  1.29           $ 0.40           $ 0.46
                                                             ============     =============    =============    =============
 Diluted earnings per share..............................         $ 0.71           $  1.23           $ 0.40           $ 0.45
                                                             ============     =============    =============    =============


      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------

                                                Shares of
                                                  Common                      Additional     Unearned
                                                  Stock         Common         Paid-In         ESOP         Retained
                                               Outstanding       Stock         Capital     Compensation     Earnings
                                              --------------------------------------------------------------------------
                                                    (In thousands, except Shares of Common Stock Outstanding)
Nine months ended June 30, 1999
Balance at September 30, 1998 - as
     previously reported....................      4,787,683        $  73       $ 75,310     $ (2,678)       $ 112,362
2-for-1 stock split declared
     March 23, 1999.........................      4,787,683           73           (73)             -               -
                                              --------------    ---------    -----------   -----------     -----------
Balance at September 30, 1998...............      9,575,366        $ 146       $ 75,237     $ (2,678)       $ 112,362
Net income..................................              -            -              -             -          11,914
Unrealized loss on securities available
     for sale...............................              -            -              -             -               -
Reclassification adjustment for losses
     realized in net income................               -            -              -             -               -
Incomes taxes...............................              -            -              -             -               -

Comprehensive income........................

Cash dividend - $0.24 per share.............              -            -              -             -         (2,351)
Shares of common stock issued for
     acquisition............................        734,564            -          5,556             -               -
Purchase of treasury stock..................      (479,974)            -              -             -               -
Exercise of stock options, net..............        306,814            -             88             -         (2,497)
Amortization of unearned compensation.......              -            -          1,225           315               -
                                              --------------    ---------    -----------   -----------     -----------
Balance at June 30, 1999....................     10,136,770        $ 146       $ 82,106      $(2,363)       $ 119,428
                                              ==============    =========    ===========   ===========     ===========

Nine months ended June 30, 2000
Balance at September 30, 1999...............     10,156,770        $ 146       $ 82,426     $ (2,260)       $ 123,193
Net income..................................              -            -              -            -            7,146
Unrealized loss on securities available
     for sale...............................              -            -              -             -               -
Reclassification adjustment for losses
     realized in net income................               -            -              -             -               -
Incomes taxes...............................              -            -              -             -               -

Comprehensive loss..........................

Cash dividend - $0.27 per share.............              -            -              -             -         (2,715)
Purchase of treasury stock..................      (491,488)            -              -             -               -
Exercise of stock options, net..............         49,815            -              -             -           (339)
Amortization of unearned compensation.......              -            -          6,113         2,260               -
                                              --------------    ---------    -----------   -----------     -----------
Balance at June 30, 2000....................      9,715,097        $ 146       $ 88,539         $   -       $ 127,285
                                              ==============    =========    ===========   ===========     ===========



                                                  Accumulated
                                                     Other
                                                 Comprehensive
                                                     Income/       Treasury
                                                     (Loss)          Stock          Total
                                              ---------------------------------------------------------
                                              (In thousands, except Shares of Common Stock Outstanding)

Nine months ended June 30, 1999
Balance at September 30, 1998 - as
     previously reported....................         $  381     $(63,903)        $ 121,545
2-for-1 stock split declared
     March 23, 1999.........................              -             -                -
                                                ------------    ----------    -------------
Balance at September 30, 1998...............         $  381     $(63,903)        $ 121,545
Net income..................................              -             -           11,914
Unrealized loss on securities available
     for sale...............................       (12,853)             -         (12,853)
Reclassification adjustment for losses
     realized in net income................             248             -              248
Incomes taxes...............................          4,935             -            4,935
                                                                              -------------
Comprehensive income........................                                         4,244

Cash dividend - $0.24 per share.............              -             -          (2,351)
Shares of common stock issued for
     acquisition............................              -         9,727           15,283
Purchase of treasury stock..................              -        (8,988)          (8,988)
Exercise of stock options, net..............              -         3,963            1,554
Amortization of unearned compensation.......              -             -            1,540
                                                ------------    ----------    -------------
Balance at June 30, 1999....................      $ (7,289)     $(59,201)        $ 132,827
                                                ============    ==========    =============

Nine months ended June 30, 2000
Balance at September 30, 1999...............      $(13,057)     $(58,934)        $ 131,514
Net income..................................              -             -            7,146
Unrealized loss on securities available
     for sale...............................       (17,629)             -         (17,629)
Reclassification adjustment for losses
     realized in net income................               5             -                5
Incomes taxes...............................          6,600             -            6,600
                                                                              -------------
Comprehensive loss..........................                                        (3,878)

Cash dividend - $0.27 per share.............              -             -           (2,715)

Purchase of treasury stock..................              -        (7,113)          (7,113)

Exercise of stock options, net..............              -           663              324

Amortization of unearned compensation.......              -             -            8,373
                                                ------------    ----------    -------------
Balance at June 30, 2000....................      $(24,081)     $ (65,384)       $ 126,505
                                                ============    ==========    =============




      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months ended
                                                                                                    June 30,
                                                                                     ----------------------------------------
                                                                                            2000                 1999
                                                                                     ------------------    ------------------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................................          $   7,146            $   11,914
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses....................................................              1,506                 1,440
      Depreciation, accretion and amortization.....................................              5,387                 7,177
      Deferred income taxes........................................................              3,393                 1,905
      Securities (gains) losses....................................................                  5                   248
      Originations of loans held for sale..........................................           (81,894)             (174,095)
      Proceeds from sales of loans held for sale...................................             74,766               180,117
      ESOP expense.................................................................              8,373                 1,540
      Gain on sale of real estate held for sale....................................                  -               (1,225)
      Other, net...................................................................              (397)                 (431)
                                                                                     ------------------    ------------------

Total adjustments..................................................................             11,139                16,676
                                                                                     ------------------    ------------------

Net cash provided by operating activities..........................................             18,285                28,590
                                                                                     ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity....................               300                 1,004
    Proceeds from maturities of mortgage-backed and related securities..............                 -                 3,909
    Principal repayments on mortgage-backed and related securities held to
      maturity......................................................................            10,347                14,302
    Purchases of mortgage-backed securities available for sale......................                 -             (579,780)
    Proceeds from sales of mortgage-backed securities available for sale............            19,098                42,169
    Principal repayments on mortgage-backed securities available for sale...........            79,162               219,694
    Purchase of debt and equity securities available for sale.......................                 -             (226,784)
    Proceeds from sales of debt and equity securities available for sale............             1,785                94,722
    Proceeds from maturities of debt and equity securities available for sale.......               426                29,710
    Net cash used for acquisitions..................................................                 -               (4,286)
    Purchases of Federal Home Loan Bank stock.......................................           (2,052)              (15,849)
    Redemption of Federal Home Loan Bank stock......................................             3,000                 9,554
    Purchase of loans...............................................................          (65,638)              (15,857)
    Increase in loans, net of loans held for sale...................................          (83,487)             (123,660)
    Proceeds from sale of real estate held for sale.................................             (132)                21,997
    Increase in real estate held for investment.....................................                 -                 (375)
    Purchases of premises and equipment, net........................................             (358)               (3,794)
                                                                                     ------------------    ------------------

Net cash used in investing activities...............................................          (37,549)             (533,324)
                                                                                     ------------------    ------------------



      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flow, cont.
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months ended
                                                                                                     June 30,
                                                                                     ----------------------------------------
                                                                                            2000                 1999
                                                                                     ------------------    ------------------
                                                                                                  (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits.......................................................             14,878               251,258
    Proceeds from advances and other borrowings....................................          1,039,552             1,392,615
    Repayments on advances and other borrowings....................................        (1,082,112)           (1,256,575)
    Increase in securities sold under agreements to repurchase.....................             62,903               135,961
    Decrease in advances from borrowers for taxes and insurance....................            (1,295)               (2,343)
    Dividends paid.................................................................            (2,715)               (2,351)
    Stock option transactions......................................................                324                 1,554
    Purchase of treasury stock.....................................................            (7,113)               (8,988)
                                                                                     ------------------    ------------------

Net cash provided by financing activities..........................................             24,422               511,131
                                                                                     ------------------    ------------------

Increase in cash and cash equivalents..............................................              5,158                 6,397

Cash and cash equivalents:
      Beginning of period..........................................................             32,562                30,746
                                                                                     ------------------    ------------------
      End of period................................................................          $  37,720             $  37,143
                                                                                     ==================    ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest.....................................................................          $  88,302             $  65,019
      Income taxes.................................................................                  2                 1,702

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Mortgage loans secured as mortgage-backed securities.........................          $   9,821             $   6,961
      Transfer from loans to foreclosed properties.................................                840                   807
      Transfer of mortgage loans to mortgage loans held for sale...................             11,536                39,214

      Acquisitions:
      Assets acquired..............................................................            $     -             $  42,866

      Common stock issued for acquisition..........................................                  -                15,283

      Cash paid for purchase of stock..............................................                  -              (10,132)
      Cash acquired................................................................                  -                 5,846
                                                                                     ------------------    ------------------
           Net cash used for acquisitions..........................................                  -               (4,286)
                                                                                     ==================    ==================


      See accompanying Notes to Unaudited Consolidated Financial Statements

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

(2) Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

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

         The contractual or notional amounts of off-balance sheet financial instruments are as follows:


                                                                              Contractual or Notional Amount(s)
                                                                            June 30,                 September 30,
                                                                              2000                        1999
                                                                        -----------------          ------------------
                                                                                       (In thousands)
             Commitments to extend credit:
                 Fixed-rate loans.....................................          $  5,002                     $   959
                 Variable-rate loans..................................            21,038                      50,043
             Mortgage loans sold with recourse........................            26,746                      17,053
             Guarantees under IRB issues..............................            32,541                      24,484
             Interest rate swap agreements (notional amount)..........           410,000                     350,000
             Unused and open-ended lines of credit:
               Consumer..............................................            191,699                     176,958
               Commercial.............................................            77,438                      40,855


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of June 30, 2000 have interest rates ranging from 8.125% to 9.5%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



         credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential losses on the letters of credit are the notional amount of the guarantees less the value of the real estate collateral. At June 30, 2000, appraised values of the real estate collateral exceeded the amount of the guarantees.

         Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments, but does not expect any counterparty to fail to meet their obligations. The fixed pay-floating receive agreements were entered into as hedges on the interest rates on debt securities. The fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate certificates of deposit. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing assets and liabilities.

         At June 30, 2000, the Company had $20 million in fixed pay-floating receive agreements with maturity dates ranging from 2000 to 2001. The agreements have fixed interest rates ranging from 6.75% to 7.05% and variable interest rates ranging from 7.22% to 7.66%. At June 30, 2000, the Company had $390 million in fixed receive-floating pay agreements with maturity dates ranging from 2001 to 2009 and call dates ranging from 2000 to 2001. The agreements have fixed interest rates ranging from 5.85% to 7.13% and variable interest rates ranging from 5.81% to 6.87%.

         The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore, at June 30, 2000, the gross unrealized gains and losses of $242,000 and $13.2 million, respectively, equals the fair value loss of the interest rate swaps of $13.0 million.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



         (4)       Securities

         The Company's securities available for sale and held to maturity at June 30, 2000 were as follows:


                                                                          SECURITIES AVAILABLE FOR SALE
                                                            ----------------------------------------------------------
                                                                              Gross         Gross         Estimated
                                                             Carrying      Unrealized     Unrealized         Fair
                                                               Value          Gains        (Losses)         Value
                                                            ------------   ------------  -------------   -------------
                                                                                 (In thousands)
          DEBT AND EQUITY SECURITIES:
           U. S. Treasury obligations and obligations
            of U.S. Government Agencies................       $ 218,092         $    -      $ (8,418)       $ 209,674
           Corporate notes and bonds...................           1,000              -              -           1,000
           Marketable equity securities................           1,817              -          (533)           1,284
                                                            ------------   ------------  -------------   -------------
          TOTAL DEBT AND EQUITY SECURITIES.............       $ 220,909         $    -      $ (8,951)       $ 211,958
                                                            ============   ============  =============   =============

          MORTGAGE-BACKED & RELATED SECURITIES:
          Participation certificates:
             FHLMC.....................................       $     833          $   -      $     (4)       $     829
             FNMA......................................          29,311              -        (1,572)          27,739
             Private issue.............................          55,675            108        (1,508)          54,275
          REMICs:
             FHLMC.....................................         136,468              -        (6,493)         129,975
             FNMA......................................          31,227              9        (1,037)          30,199
             Private issue.............................         583,143            143       (19,865)         563,421
          CMO residual.................................              36              -              -              36
                                                            ------------   ------------  -------------   -------------
          TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES.............................       $ 836,693        $   260      $(30,479)       $ 806,474
                                                            ============   ============  =============   =============





                                                                           SECURITIES HELD TO MATURITY
                                                            ----------------------------------------------------------
                                                                              Gross         Gross         Estimated
                                                             Carrying      Unrealized     Unrealized         Fair
                                                               Value          Gains        (Losses)         Value
                                                            ------------   ------------  -------------   -------------
                                                                                 (In thousands)
          DEBT SECURITIES:
           State and municipal obligations............          $   510         $   10         $    -         $   520
                                                            ------------   ------------  -------------   -------------
           TOTAL DEBT SECURITIES......................          $   510         $   10         $    -         $   520
                                                            ============   ============  =============   =============

          MORTGAGE-BACKED & RELATED SECURITIES:
          REMICs:
             FNMA......................................          $   17         $    -         $    -         $    17
             Private issue.............................          29,111              -          (824)          28,287
                                                            ------------   ------------  -------------   -------------
           TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES............................         $ 29,128         $    -       $  (824)        $ 28,304
                                                            ============   ============  =============   =============

         During the nine month periods ended June 30, 2000 and 1999, gross proceeds from the sale of securities available for sale totaled approximately $20.9 million and $136.9 million, respectively. The gross realized gains on such sales totaled approximately $41,000 and $177,000 for the nine month periods ended June 30, 2000 and 1999, respectively. The gross realized losses on such sales totaled approximately $53,000 and $506,000 for the nine month periods ended June 30, 2000 and 1999, respectively.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         During the three month periods ended June 30, 2000 and 1999, gross proceeds from the sale of securities available for sale totaled approximately zero and $32.8 million, respectively. The gross realized gains on such sales totaled approximately zero and $47,000 for the three month periods ended June 30, 2000 and 1999, respectively. The gross realized losses on such sales totaled approximately zero and $8,000 for the three month periods ended June 30, 2000 and 1999, respectively.

         At June 30, 2000 and 1999, $497.7 million and $499.8 million, respectively, of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

(5)  Loans

         Loans receivable are summarized as follows:

                                                                                      June 30,        September 30,
                                                                                        2000              1999
          -----------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)

           First mortgage - one- to four-family...............................         $  395,702          $ 294,438
           First mortgage - residential construction...........................            70,496            103,100
           First mortgage - multi-family......................................            141,284            160,593
           Commercial real estate.............................................            291,610            251,914
           Home equity........................................................            178,675            156,695
           Commercial and agriculture.........................................            142,386            123,899
           Consumer secured by real estate.....................................            82,045             89,991
           Interim financing and consumer loans...............................             14,082             13,744
           Indirect auto.......................................................            35,073             44,299
           Education..........................................................              2,204                984
                                                                                   ---------------   ----------------
               Total gross loans................................................        1,353,557          1,239,657
                                                                                   ---------------   ----------------
           Less:
               Loans in process..................................................          65,652            106,960

               Unearned insurance premiums......................................            (146)               (21)
               Deferred loan and guarantee fees.................................              245                614
               Purchased loan discount..........................................              684                737
               Allowance for loan losses........................................            9,579              9,356
                                                                                   ---------------   ----------------
               Total deductions.................................................           76,014            117,646
                                                                                   ---------------   ----------------
           Total loans receivable.............................................          1,277,543          1,122,011
           Less:  First mortgage loans held for sale..........................             15,027              8,620
                                                                                   ---------------   ----------------
           Loans receivable, net..............................................        $ 1,262,516        $ 1,113,391
                                                                                   ===============   ================

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



(6) Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:


                                                                      Nine months ended             Three months ended
                                                                          June 30,                       June 30,
                                                                -----------------------------  -----------------------------
                                                                    2000            1999           2000            1999
                                                                -------------  --------------  -------------  --------------
                                                                                      (In thousands)

          Beginning Balance..................................        $ 9,356         $ 7,530       $ 10,102         $ 8,678
          Charge-offs:
            Real estate - mortgage...........................          (124)            (40)           (50)            (40)
            Commercial real estate...........................          (782)               -          (782)               -
            Commercial loans.................................           (49)            (11)           (49)               -
            Consumer.........................................          (418)           (229)          (161)            (96)
                                                                -------------  --------------  -------------  --------------
          Total charge-offs..................................        (1,373)           (280)        (1,042)           (136)
                                                                -------------  --------------  -------------  --------------
          Recoveries:
            Real estate - mortgage...........................             31               -              -               -
            Commercial real estate...........................              -               -              -               -
            Commercial loans.................................              -               -              -               -
            Consumer........................................              59              41             13              12
                                                                -------------  --------------  -------------  --------------
          Total recoveries...................................             90              41             13              12
                                                                -------------  --------------  -------------  --------------
          Net charge-offs....................................        (1,283)           (239)        (1,029)           (124)
                                                                -------------  --------------  -------------  --------------

          Acquired bank's allowance..........................              -             303              -               -
          Provision..........................................          1,506           1,440            506             480
                                                                -------------  --------------  -------------  --------------
          Ending balance.....................................        $ 9,579         $ 9,034        $ 9,579         $ 9,034
                                                                =============  ==============  =============  ==============


(7) Earnings Per Share

         Basic earnings per share of common stock for the nine and three months ended June 30, 2000 and 1999, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the nine and three month periods ended June 30, 2000 and 1999, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at June 30, 2000 and September 30, 1999 have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive. Total shares outstanding for earnings per share calculation purposes have been reduced by the Employee Stock Ownership Plan ("ESOP") shares that have not been committed to be released. The Company incurred an additional expense in the nine and three month periods ended June 30, 2000 related to the voluntary acceleration of loan principal owed to the Company's ESOP, which accounted for a charge to diluted earnings per share of approximately $0.63 and $0.06, respectively.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



         The computation of earnings per common share is as follows:

                                                                      Nine months ended             Three months ended
                                                                          June 30,                       June 30,
                                                                -----------------------------  -----------------------------
                                                                    2000            1999           2000            1999
                                                                -------------  --------------  -------------  --------------

           Net income for the period........................     $ 7,146,000     $11,914,000    $ 3,981,000     $ 4,479,000
                                                                =============  ==============  =============  ==============

           Average common shares issued......................     14,579,240      14,579,240     14,579,240      14,579,240
           Weighted average treasury shares..................      4,537,722       4,838,923      4,708,281       4,448,474
           Unallocated ESOP shares...........................        161,341         492,725         36,431         471,872
                                                                -------------  --------------  -------------  --------------

           Weighted average common shares
               outstanding during the period.................      9,880,177       9,247,592      9,834,528       9,658,894
           Effect of dilutive stock options outstanding......        187,894         450,366         82,849         372,376
                                                                -------------  --------------  -------------  --------------
           Diluted weighted average common shares
               outstanding...................................     10,068,071       9,697,958      9,917,377      10,031,270
                                                                =============  ==============  =============  ==============

           Basic earnings per share..........................         $ 0.72          $ 1.29         $ 0.40          $ 0.46
           Diluted earnings per share........................         $ 0.71          $ 1.23         $ 0.40          $ 0.45


         The computation of book value per common share is as follows:



                                                                             June 30,                September 30,
                                                                               2000                       1999
                                                                         ------------------        -------------------
          Common shares outstanding at the end
             of the period..........................................             9,715,097                  9,705,600
          Incremental shares relating to dilutive stock
             options outstanding at the end of the period............              124,222                    370,243
                                                                         ------------------        -------------------
                                                                                 9,839,319                 10,075,843
                                                                         ==================        ===================
          Total shareholders' equity at the end of
             the period.............................................         $ 126,505,000              $ 131,514,000

          Book value per common share...............................             $   12.86                  $   13.05


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

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         At June 30, 2000, 4,800 shares were reserved for future grants. Further information concerning the options is as follows:



                                                                          Nine months ended June 30,
                                                      --------------------------------------------------------------------
                                                                    2000                               1999
                                                      --------------------------------------------------------------------
                                                                            Average                           Average
                                                                           Exercise                           Exercise
                                                         Options             Price          Options            Price
                                                      --------------------------------------------------------------------

           Outstanding at beginning of period........     1,565,682             $15.70      1,163,620              $10.76
           Granted...................................       189,548              14.09        785,264               18.66
           Canceled..................................       (4,800)              18.88       (41,550)               17.25
           Exercised.................................      (50,282)               6.62      (321,652)                5.50
                                                      --------------   ----------------  -------------   -----------------
           Outstanding at end of period..............     1,700,148             $15.78      1,585,682              $15.57
                                                      ==============   ================  =============   =================

           Options exercisable.......................       746,785      $5.00 - 21.31        416,408       $5.00 - 19.38
                                                      ==============   ================  =============   =================


(9)  Income Taxes

          Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

                                                                       Nine months ended              Three months ended
                                                                            June 30,                       June 30,
                                                                  ----------------------------   ----------------------------
                                                                      2000           1999           2000            1999
                                                                  -------------  -------------   ------------   -------------
                                                                                        (In thousands)

          Federal income tax expense at statutory rate of 35%....     $  3,979       $  5,663       $  1,958        $  2,260
          State income taxes, net of Federal income tax benefit..           33            437             23             204
          Tax exempt interest....................................         (90)          (103)           (28)            (33)
          Non-deductible compensation............................        2,070            337            224             108
          Acquisition intangible amortization....................          161            173             54              56
          Affordable housing credits.............................      (1,957)        (2,316)          (663)           (662)
          Other, net.............................................           25             74             43              45
                                                                  -------------  -------------   ------------   -------------
                                                                      $  4,221       $  4,265       $  1,611        $  1,978
                                                                  =============  =============   ============   =============


         Included in other assets is a deferred tax asset of $9.3 million and $3.3 million at June 30, 2000 and September 30, 1999.


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



(12)  Segment Information

         The Company's operations include four strategic business segments:
         Retail Banking, Commercial Banking, Mortgage Banking and Investments. Financial performance is primarily based on the individual segments' direct contribution to Company net income. The segments do not include the operations of the Company as a holding company, nor the operations of the Bank's operating subsidiaries. Capital is not allocated to the segments and thus net interest income related to the free funding associated with capital is not included in the individual segments. The Company only charges the segments with direct expenses. Costs associated with administrative and centralized back-office support areas of the Bank are not allocated to the segments. Income taxes are allocated to the segments based on the Bank's effective tax rate prior to the consolidation with its affordable housing subsidiary.

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

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


        ----------------------------------------- -------------- -------------- --------------- -------------- ---------------
        BUSINESS SEGMENTS                            Retail       Commercial       Mortgage                        Total
                                                     Banking        Banking        Banking       Investments      Segments
        ----------------------------------------- -------------- -------------- --------------- -------------- ---------------
                                                                                (In thousands)
        NINE MONTHS ENDED JUNE 30, 2000
        Net interest income                         $    18,240     $   10,732     $     5,347    $     5,245    $     39,563
        Provision for loan losses                           592            710             198              -           1,500
        Other operating income                            5,318            743           1,235            (8)           7,288
        General and administrative expenses              15,816          2,122           2,762            577          21,277
        Income taxes                                      2,706          3,271           1,371          1,764           9,111
                                                  -------------- -------------- --------------- -------------- ---------------
        Segment profit                              $     4,444     $    5,372     $     2,252    $     2,896    $     14,963
                                                  ============== ============== =============== ============== ===============

        Segment average assets                      $   311,857     $  542,206     $   391,795    $ 1,168,711    $  2,414,569
                                                  ============== ============== =============== ============== ===============


        NINE MONTHS ENDED JUNE 30, 1999
        Net interest income                         $    11,884     $    8,929     $     4,130    $     7,496    $     32,439
        Provision for loan losses                           380            880             181              -           1,441
        Other operating income                            4,823            632           2,958          (335)           8,078
        General and administrative expenses              16,761          2,155           3,388            596          22,900
        Income taxes                                      (170)          2,310           1,258          2,359           5,757
                                                   -------------- -------------- --------------- -------------- ---------------
        Segment profit                              $      264)     $    4,216     $     2,261    $     4,206    $     10,419
                                                   -------------- -------------- --------------- -------------- ---------------
        Segment average assets                      $   287,435     $  410,293     $   277,563    $ 1,030,783    $  2,006,074
                                                   ============== ============== =============== ============== ===============


        THREE MONTHS ENDED JUNE 30, 2000
        Net interest income                         $     6,261     $    3,540     $     1,784    $     1,319    $     12,904
        Provision for loan losses                           197            237              66              -             500
        Other operating income                            1,845            369             429              -           2,643
        General and administrative expenses               5,228            599             867            188           6,882
        Income taxes                                      1,026          1,178             491            438           3,133
                                                 -------------- -------------- --------------- -------------- ---------------
        Segment profit (loss)                       $     1,654     $    1,895     $       789    $       694    $      5,032
                                                  ============== ============== =============== ============== ===============

        Segment average assets                      $   311,821     $  556,872     $   411,021    $ 1,134,869    $  2,414,583
                                                  ============== ============== =============== ============== ===============

        THREE MONTHS ENDED JUNE 30, 1999
        Net interest income                         $     4,535     $    3,231     $     1,515    $     3,155    $     12,346
        Provision for loan losses                           126            294              61              -             481
        Other operating income                            1,842            166             647            100           2,755
        General and administrative expenses               5,491            762           1,134            211           7,598
        Income taxes                                        258            884             376          1,134           2,652
                                                  -------------- -------------- --------------- -------------- ---------------
        Segment profit                              $       502     $    1,457     $       591    $     1,910    $      4,460
                                                  ============== ============== =============== ============== ===============
        Segment average assets                      $   294,683     $  455,251     $   276,039    $ 1,184,527    $  2,210,500
                                                  ============== ============== =============== ============== ===============


               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


        RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS


                                                                 Nine months ended June 30,       Three months ended June 30,
                                                                   2000            1999             2000            1999
                                                             --------------- ---------------- --------------- ----------------
                                                                                     (In thousands)
        NET INTEREST INCOME AND OTHER OPERATING INCOME
        Total for segments                                       $   46,851       $   40,517      $   15,546       $   15,191
        Unallocated  transfer pricing credit  (primarily on
        capital)                                                      3,978            7,474           1,291            2,412
        Income from affordable housing subsidiary                     2,219            2,956             721              784
        Gain  on  sale  of real  estate  not  allocated  to
        segments                                                         -            1,225               -                -
        Holding company interest expense                            (1,295)          (1,222)           (549)            (424)
        Elimination of intercompany interest income                   (824)          (1,162)           (266)            (297)
        Other                                                         1,060              617             520              159
                                                             --------------- ---------------- --------------- ----------------
        Consolidated total revenue                               $   51,989       $   50,405      $   17,263       $   17,825
                                                             =============== ================ =============== ================

        PROFIT
        Total for segments                                       $   14,963       $   10,419       $   5,032        $   4,460
        Unallocated transfer pricing credit (primarily on
        capital)                                                     2,387            4,484             775            1,447
        Unallocated administrative and centralized support
        costs (a)                                                   (4,447)          (3,668)         (1,419)          (1,414)
        Holding company net loss                                      (992)          (1,183)           (370)            (365)
        Elimination of intercompany interest income                   (494)            (697)           (159)            (178)
        Gain on sale of real estate not allocated to
        segments                                                          -              735               -                -
        Affordable housing tax credits                                1,957            2,316             663              662
        Additional ESOP expense not allocated to segments           (6,317)                -           (603)                -
        Other                                                            90            (492)              63            (133)
                                                             --------------- ---------------- --------------- ----------------

        Consolidated net income                                   $   7,146       $   11,914       $   3,981        $   4,479
                                                             =============== ================ =============== ================

        AVERAGE ASSETS
        Total for segments                                      $ 2,414,569      $ 2,006,074     $ 2,414,583      $ 2,210,500
        Elimination of intercompany loans                          (13,388)         (13,466)        (13,388)         (12,680)
        Other assets not allocated                                  105,844          138,665          89,696          173,153
                                                             --------------- ---------------- --------------- ----------------

        Consolidated average assets                             $ 2,507,025      $ 2,131,273     $ 2,490,891      $ 2,370,973
                                                             =============== ================ =============== ================


        (a)After-tax effect of $7.4 million and $6.1 million of general and administrative expenses for the nine month periods ended June 30, 2000 and 1999, respectively. After-tax effect of $2.4 million and $2.3 million of general and administrative expenses for the three month periods ended June 30, 2000 and 1999, respectively.

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



FINANCIAL CONDITION

The Company's total assets increased $28.5 million or 1.2% to $2.50 billion at June 30, 2000 from $2.47 billion at September 30, 1999. The primary area of growth was an increase of $155.5 million increase in loans receivable, including loans held for sale offset by a decline of $113.4 million in mortgage-backed and related securities available for sale. Funding the increase in assets was an increase in deposits of $14.9 million and an increase in advances and other borrowings of $20.3 million. The Company's ratio of shareholders' equity to total assets was 5.05% at June 30, 2000, compared to 5.31% at September 30, 1999. The Company's fully dilutive book value per share was $12.86 at June 30, 2000, compared to $13.05 at September 30, 1999.

Loans receivable, including mortgage loans held for sale, increased $155.5 million to $1.28 billion at June 30, 2000 from $1.12 billion at September 30, 1999. The Company has been actively diversifying and growing its loan portfolio and, as a result, the increase in loans was due to increases in a variety of lending areas including commercial real estate, single-family mortgage, and commercial lending. For the nine month period ended June 30, 2000, the Company originated approximately $425.8 million in loans, as compared to $638.5 million for the same period in the prior year. Of the $425.8 million in loans originated, $67.6 million were in commercial loans, $135.3 million were in consumer and interim financing loans and $222.9 million were in first mortgage loans. Despite the decrease in originations, the loan portfolio continues to grow due to a decline in repayments of loans and loans sold.

Mortgage-backed and related securities, including securities available for sale, decreased $123.8 million to $835.6 million at June 30, 2000 from $959.4 million at September 30, 1999. The Company has not purchased a mortgage-backed security during the current fiscal year. It is using the repayments of principal on the existing portfolio as a funding source for loan growth. This is resulting in a restructuring of the balance sheet as the amount of securities decreases and the amount of loans grow.

Deposits increased $14.9 million to $1.499 billion at June 30, 2000 from $1.484 billion at September 30, 1999. The increase in deposits was due primarily to increases of $13.4 million in certificates of deposit and $17.1 million in demand deposits. However, slight decreases in other types of deposit products have partially offset the increases. At June 30, 2000, the Company had approximately $394.9 million in brokered certificates of deposit compared with $421.8 million at September 30, 1999. The brokered deposits generally consist of terms from three months to ten years in maturity with interest rates that approximate the Company's retail certificate rates. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings decreased by $20.3 million to $855.1 million at June 30, 2000 from $834.7 million at September 30, 1999. Short term borrowings increased $160.2 million to $749.0 million at June 30, 2000, compared to $588.8 million at September 30, 1999. At June 30, 2000, $370.0 million of the short term borrowings were callable FHLB advances with maturities from five to ten years and are callable by the FHLB after three to six months. Long term borrowings decreased $139.8 million to $106.1 million at June 30, 2000, compared to $245.9 million at September 30, 1999. At June 30, 2000, the Company had an additional borrowing capacity of $101.4 million available from the FHLB.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


At June 30, 2000, the Company had $410.0 million in interest rate swaps outstanding compared with $350.0 million at September 30, 1999. The swaps are designed to offset the changing interest payments of some of the Company's borrowings and brokered certificates. Fixed receive-floating pay swaps totaled $390.0 million at June 30, 2000 and were entered into to hedge interest rates on fixed rate certificates of deposits. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. Fixed pay-floating receive swaps totaled $20.0 million at June 30, 2000 and were entered into as hedges on the interest rates on investment securities. Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. During the nine month period ended June 30, 2000, the Company recorded a net reduction of interest expense of $1.3 million as a result of the Company's interest rate swap agreements compared with a net reduction of $1.9 million for the nine month period ended June 30, 1999.

RESULTS OF OPERATIONS

NET INCOME. Net income for both the nine and three month periods ended June 30, 2000 decreased due to an increase in general and administrative expenses as a result of an additional expense of $7.1 million and $705,000, respectively due to the voluntary acceleration of loan principal repayment to the Company's Employee Stock Ownership Plan ("ESOP"). The ESOP loan was repaid in full, and the ongoing expense eliminated. Net income for the nine month period ended June 30, 2000 decreased to $7.1 million from $11.9 million for the nine month period ended June 30, 1999. Net income for the nine month period ended June 30, 2000 also decreased due to a decrease in other operating income offset by an increase in net interest income. Net income for the three month period ended June 30, 2000 was $4.0 million compared to $4.5 million for the three month period ended June 30, 1999. Net income for the three month period ended June 30, 2000 decreased due to a decrease in net interest income partially offset by a slight increase in other operating income.

The following table shows the return on average assets and return on average equity ratios for each period:


                                                     Nine months ended                  Three months ended
                                                         June 30,                            June 30,
                                              -------------------------------     ------------------------------
                                                  2000              1999              2000             1999
                                              -------------     -------------     ------------     -------------

 Return on average assets..................      0.38%              0.75%             0.64%             0.76%

 Return on average equity..................      7.45%             12.77%            12.80%            13.42%



NET INTEREST INCOME. Net interest income before provision for loan losses increased $3.9 million or 10.4% and decreased $746,000 or 5.3% for the nine and three month periods ended June 30, 2000, respectively, compared to the same periods in the prior year. The change was due primarily to an increase of $408.7 million and $158.7 million in average earning assets for the nine and three month periods ended June 30, 2000, respectively. The net interest margin decreased to 2.30% for the nine month period ended June 30, 2000, compared with 2.52% in the prior year and decreased to 2.24% for the three month period ended June 30, 2000, compared with 2.53% in the prior year. Over the past year, the margin has been affected by decreasing interest rate spreads that the Company has been experiencing in its asset and liability base due primarily to the rising level of interest rates that has occurred over that period.

Total interest income increased $25.7 million or 24.6% to $130.1 million for the nine month period ended June 30, 2000, compared to $104.4 million for the nine month period ended June 30, 1999, and increased $5.6 million or 14.5% to $44.1 million for the three month period ended June 30, 2000, compared to $38.5 million for the three month period ended June 30, 1999. The increase in interest income was primarily the result of increases in interest on loans and securities. The increase in interest on loans was primarily the result of an increase in the average balance of loans to $1.2 billion from $961.1 million for the nine month period ended June 30, 2000 and 1999, respectively, partially offset by a decrease in the average yield on loans to 8.06% from 8.14% for the same period in the prior year. The increase in interest income on loans for the three month period ended June 30, 2000 compared with the three month period ended June 30, 1999 was the result of an increase in the average balance of loans to $1.3 billion from $1.02 billion, in conjunction with an increase in the average yield on loans to 8.19% from 8.07% for the same period in the prior year. The increase in the average balance of loans is due primarily to the Company's recent efforts to grow and diversify its lending base, and in particular emphasize commercial, consumer and home equity lending. Although interest rates are generally higher than the previous year, the rates on such loans being originated during much of the year were lower than the loans in the

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

existing portfolio. As loans repay, they are replaced in the Company's portfolio by new loans which generally have lower interest rates than the loans previously put in the portfolio.

The increase in interest income on mortgage-backed and related securities was due to an increase in the average balance of such securities to $916.6 million from $827.4 million for the nine month period ended June 30, 2000 and 1999, respectively, in conjunction with an increase in the average yield on such securities to 6.42% from 6.03% for the same periods. The slight increase in interest income on mortgage-backed and related securities for the three month period ended June 30, 2000 compared with the three month period ended June 30, 1999 was due to an increase in the average yield on such securities to 6.58% from 5.99%, respectively, offset partially by a decrease in the average balance of such securities to $882.0 million from $962.4 million for the same periods. The increase in interest income on debt and equity securities was the result of an increase in the average balance to $222.9 million from $161.4 million for the nine month period ended June 30, 2000 and 1999, respectively, in conjunction with an increase in the average yield on such securities to 5.89% from 5.44% for the same periods. The increase in interest income on debt and equity securities was the result of an increase in the average yield on such securities to 5.93% from 5.50% for the three month period ended June 30, 2000 and 1999, respectively, partially offset by a slight decrease in the average balance to $220.9 million from $221.4 million for the same periods.

Total interest expense increased $21.7 million or 32.5% to $88.6 million for the nine month period ended June 30, 2000, compared to $66.9 million for the nine month period ended June 30, 1999. For the three month period ended June 30, 2000, total interest expense increased $6.3 million, or 25.6%, to $30.7 million compared to $24.4 million for the three month period ended June 30, 1999. The increase in interest expense was the result of increases in the average balances of deposits and advances and other borrowings, and therefore, the cost. The average balances of deposits were $1.4 billion for the nine and three month periods ended June 30, 2000, as compared to $1.24 billion and $1.33 billion for the same periods in the prior year. The increases in the balances of deposits are due to the Company's offering of additional deposit products and the use of brokers to sell certificates of deposit. The average balance of brokered deposits increased to $434.3 million for the nine months ended June 30, 2000 compared to $255.8 million for the same period in the prior year. The average cost of deposits increased to 4.93% and 5.15% for the nine and three month periods ended June 30, 2000, respectively, from 4.46% and 4.30% for the same periods in the prior year. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The average balance of advances and other borrowings were $853.7 million and $873.5 million for the nine and three month periods ended June 30, 2000, respectively, as compared to $679.0 million and $823.2 million for the same periods in the prior year. The average cost of advances and other borrowings increased to 5.53% and 5.74% for the nine and three month periods ended June 30, 2000, respectively, from 5.00% and 4.94% for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the nine and three month periods ended June 30, 2000 and 1999, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the schedule.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


                                                                Nine months ended June 30,
                                             -------------------------------------------------------------------
                                                          2000                             1999
                                             -------------------------------------------------------------------
                                                                    Average                          Average
                                               Average               Yield/      Average              Yield/
                                               Balance   Interest     Cost       Balance    Interest   Cost
                                             -------------------------------------------------------------------
                                                                    (Dollars in thousands)
 ASSETS
 Federal funds sold and overnight
   deposits..............................    $     1,250    $  48     5.13 %   $     18,803  $   715    5.08 %
 Trading account securities..............            641       42     8.75              346       19    7.34
 Debt and equity securities..............        222,858    9,820     5.89          161,420    6,562    5.44
 Mortgage-backed and related
   securities............................        916,553   44,074     6.42          827,410   37,293    6.03
 Loans:
   First mortgage.......................         794,877   46,306     7.78          568,688   33,800    7.95
   Home equity...........................        168,660   11,110     8.80          142,178    8,730    8.21
   Consumer .............................        143,192    9,000     8.40          145,183    9,293    8.56
   Commercial and agricultural...........        127,031    8,039     8.45          105,033    6,519    8.30
                                             ---------------------             ----------------------
       Total loans.......................      1,233,760   74,455     8.06          961,082   58,342    8.12
 Federal Home Loan Bank stock............         31,287    1,701     7.26           28,604    1,363    6.37
                                             ---------------------             ----------------------
       Total earning assets..............      2,406,349  130,140     7.22        1,997,665  104,294    6.98
                                                         ---------                           --------
 Valuation allowances....................       (41,620)                           (14,128)
 Cash and due from banks.................         33,159                             33,565
 Other assets............................        109,137                            114,171
                                             ------------                      -------------
       Total assets......................    $ 2,507,025                        $ 2,131,273
                                             ============                      =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .........................    $    76,844      386     0.67     $     71,532      629    1.18
   Money market demand accounts..........        362,158   12,475     4.60          346,485   10,921    4.21
   Passbook..............................        105,623    1,732     2.19          127,509    2,580    2.71
   Certificates of deposit..............         898,916   38,709     5.75          696,993   27,329    5.24
                                             ---------------------             ----------------------
Total interest-bearing deposits..........      1,443,541   53,302     4.93        1,242,519   41,459    4.46
Advances and other borrowings............        853,669   35,322     5.53          678,989   25,418    5.01
Advances from borrowers for taxes and
  insurance..............................          5,550       12     0.29            4,499       11    0.33
                                             ---------------------             ----------------------
       Total interest-bearing
         liabilities.....................      2,302,760   88,636     5.14        1,926,007   66,888    4.64
Non interest-bearing deposits............         73,504                             68,950
Other liabilities........................          2,568                             11,548
Shareholders' equity.....................        128,193                            124,768
                                             ------------                      -------------

Total liabilities and shareholders'
  equity.................................    $ 2,507,025                       $  2,131,273
                                             ============                      =============
Net interest income......................                $41,504                             $37,406
                                                         ========                            ========
Net yield on interest-earning assets.....                             2.30                              2.50
Interest rate spread.....................                             2.08                              2.34
Ratio of earning assets to
interest-bearing liabilities.............                           104.50                            103.72



                                                                Three Months Ended June 30,
                                             --------------------------------------------------------------------
                                                           2000                               1999
                                             --------------------------------------------------------------------
                                                                     Average                             Average
                                               Average                Yield/      Average                 Yield/
                                               Balance    Interest     Cost       Balance     Interest     Cost
                                             --------------------------------------------------------------------
                                                                    (Dollars in thousands)
 ASSETS
 Federal funds sold and overnight
   deposits..............................    $     1,342  $     19      5.69 %  $    10,717  $     129     4.83 %
 Trading account securities..............            541        10      7.43            192          3     6.27
 Debt and equity securities..............        220,872     3,257      5.93        221,374      3,038     5.50
 Mortgage-backed and related
   securities............................        881,993    14,428      6.58        962,398     14,383     5.99
 Loans:
   First mortgage.......................         826,153    16,140      7.86        605,682     11,859     7.85
   Home equity...........................        174,698     3,981      9.17        144,532      2,890     8.02
   Consumer .............................        137,136     2,894      8.49        151,021      3,171     8.42
   Commercial and agricultural...........        131,999     2,834      8.64        118,277      2,420     8.21
                                             ----------------------             -----------------------
       Total loans.......................      1,269,986    25,849      8.19      1,019,512     20,340     8.00
 Federal Home Loan Bank stock............         29,855       539      7.26         31,660        465     5.89
                                             ----------------------             -----------------------
       Total earning assets..............      2,404,589    44,102      7.38      2,245,853     38,358     6.85
                                                          ---------                          ----------
 Valuation allowances....................       (49,808)                           (16,626)
 Cash and due from banks.................         28,413                             33,985
 Other assets............................        107,697                            107,761
                                             ------------                       ------------
       Total assets......................    $ 2,490,891                        $ 2,370,973
                                             ============                       ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .........................    $    77,744       127      0.66    $    74,550        205     1.10
   Money market demand accounts..........        363,178     4,423      4.90        361,389      3,632     4.03
   Passbook..............................        100,211       543      2.18        124,823        723     2.32
   Certificates of deposit..............         882,196    13,143      5.99        766,981      9,660     5.05
                                             ----------------------             -----------------------
Total interest-bearing deposits..........      1,423,329    18,236      5.15      1,327,743     14,220     4.30
Advances and other borrowings............        873,511    12,456      5.74        823,241     10,159     4.95
Advances from borrowers for taxes and
  insurance..............................          5,968         4      0.27          4,701          2     0.17
                                             ----------------------             -----------------------
       Total interest-bearing
         liabilities.....................      2,302,808    30,696      5.36      2,155,685     24,381     4.54
Non interest-bearing deposits............         73,374                             70,656
Other liabilities........................       (10,396)                             10,770
Shareholders' equity.....................        125,105                            133,862
                                             ------------                       ------------

Total liabilities and shareholders'
  equity.................................    $ 2,490,891                        $ 2,370,973
                                             ============                       ============
Net interest income......................                 $ 13,406                           $ 13,977
                                                          =========                          =========
Net yield on interest-earning assets.....                               2.24                               2.50
Interest rate spread.....................                               2.02                               2.31
Ratio of earning assets to
interest-bearing liabilities.............                             104.42                             104.18

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:



                                                     Nine months ended                  Three months ended
                                                         June 30,                            June 30,
                                              -------------------------------     ------------------------------
                                                  2000              1999             2000              1999
                                              -------------     -------------     ------------     -------------
                                                                    (Dollars in thousands)
 Beginning balance.........................       $  9,356          $  7,530         $ 10,102          $  8,678
 Provision for loan losses.................          1,506             1,440              506               480
 Recoveries.................................            90                41               13                12
 Charge-offs...............................        (1,373)             (280)          (1,042)             (136)
 Acquired bank's allowance.................              -               303                -                 -
                                              -------------     -------------     ------------     -------------
 Ending balance............................       $  9,579          $  9,034         $  9,579          $  9,034
                                              =============     =============     ============     =============

 Ratio of allowance for loan losses to
      gross loans receivable at the end
      of the period........................          0.71%             0.78%            0.71%             0.78%

 Ratio of allowance for loan losses to
      total non-performing loans at the
      end of the period....................        368.99%           358.07%          368.99%           358.07%

 Ratio of net charge-offs to average
      gross loans (annualized).............          0.14%             0.03%            0.33%             0.05%


Management believes that the allowance for loan losses is adequate to provide for probable losses as of June 30, 2000, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. For the nine month period ended June 30, 2000, the provision for loan losses was $1.5 million compared to $1.4 million for the same period in the prior year. The Company's loan portfolio is becoming increasingly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios which are generally presumed to have more risk than standard single-family mortgage loans. Charge-offs for the nine and three month periods ended June 30, 2000 were $1.4 million and $1.0 million, respectively, compared to $280,000 and $136,000 for the nine and three month periods ended June 30, 1999. Charge-offs for the nine and three month periods ended June 30, 2000 included a $782,000 charge-off on a commercial real estate credit that had been in non-performing status since 1997 and had been fully reserved for. The Company believes that the allowance for loan losses is adequate to provide for anticipated probable losses based upon current known conditions.

OTHER OPERATING INCOME. Other operating income decreased by $2.3 million to $10.5 million for the nine month period ended June 30, 2000, compared to the same period in the prior year. Other operating income increased by $184,000 to $3.9 million for the three month period ended June 30, 2000, compared to the same period in the prior year. The following table shows the percentage of other operating income to average assets for each period:


                                                     Nine months ended                  Three months ended
                                                         June 30,                            June 30,
                                              -------------------------------     ------------------------------
                                                  2000              1999             2000              1999
                                              -------------     -------------     ------------     -------------
                                                                    (Dollars in thousands)

 Other operating income....................      $  10,485         $  12,824         $  3,857          $  3,673

 Percent of average assets (annualized)....          0.56%             0.80%            0.62%             0.62%


                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The decrease for the nine month period ended June 30, 2000 was due primarily to decreases in gains on sales of mortgage loans, income from the Company's affordable housing subsidiary and gains on the sale of real estate held for sale, partially offset by increases in depository fees and loan servicing fees. The increase for the three month period ended June 30, 2000 was due primarily to increases in depository fees and loan servicing fees partially offset by decreases in gains on the sale of mortgage loans and income from insurance, annuity and brokerage commissions. Gains on the sale of mortgage loans decreased to $721,000 and $363,000 for the nine and three month periods ended June 30, 2000, respectively, compared to gains of $2.5 million and $420,000 for the same periods in the prior year. The Company's volume of mortgage loan sales were $74.8 million and $45.6 million for the nine and three month periods ended June 30, 2000, compared to $180.1 million and $48.5 million for the same periods in the prior year. The higher interest rate environment has decreased the level of the Company's fixed rate loan production. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) decreased to $2.2 million and $721,000 for the nine and three month periods ended June 30, 2000, compared with $3.0 million and $784,000 for the same periods in the prior year. During the nine month period ended June 30, 1999, the Company realized gains of $1.2 million on the sale of 13 affordable housing properties which had been classified as real estate held for sale. Income from insurance, annuity and brokerage commissions decreased to $1.1 million and $351,000 for the nine and three month periods ended June 30, 2000, compared with $1.3 million and $594,000 for the same periods in the prior year. Income from depository fees and service charges increased to $3.7 million and $1.3 million for the nine and three months ended June 30, 2000, respectively, compared to $3.0 million and $1.1 million for the same periods in the prior year. Income from loan servicing increased to $2.1 million and $859,000 for the nine and three months ended June 30, 2000, respectively, compared to $1.4 million and $481,000 for the same periods in the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $6.3 million or 19.3% and $277,000 or 2.5% for the nine and three month periods ended June 30, 2000, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                                     Nine months ended                  Three months ended
                                                         June 30,                            June 30,
                                              -------------------------------     ------------------------------
                                                  2000              1999             2000              1999
                                              -------------     -------------     ------------     -------------
                                                                    (Dollars in thousands)

 General and administrative expenses.......      $  39,116         $  32,786         $ 11,165          $ 10,888

 Percent of average assets (annualized)....          2.08%             2.06%            1.80%             1.84%



The increase in general and administrative expenses is due primarily to the voluntary acceleration of the expense for the ESOP loan, offset partially by a decrease in affordable housing expenses resulting from the sale of investments during the prior year. The Company made a voluntary acceleration of the repayment of all of the remaining loan principal to its ESOP plan. The increased payments resulted in additional expense of $7.1 million and $705,000 for the nine and three month periods ended June 30, 2000.

INCOME TAX EXPENSE. Income tax expense decreased to $4.2 million and $1.6 million for the nine and three month periods ended June 30, 2000, compared to $4.3 million and $2.0 million for the same periods in the prior year. The effective tax rate for the nine and three month periods ended June 30, 2000 was 37.13% and 28.81% respectively, compared with 26.36% and 30.63% for the nine and three month periods ended June 30, 1999. The increase in the effective tax rate for the nine month period ended June 30, 2000 is due primarily to the fact that the majority of the ESOP expense is non-deductible for tax purposes and because of a decrease in tax credits earned by the Company's affordable housing subsidiary, as a result of the sale of 13 of the properties in the prior year's nine month period.

ASSET QUALITY

Total non-performing assets were $3.0 million, or 0.12% of total assets at June 30, 2000, compared with $3.2 million, or 0.13% of total assets at September 30, 1999. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


Non-performing assets are summarized as follows:

                                                          June 30,         September 30,
                                                            2000               1999
                                                      -----------------  -----------------
                                                              (Dollars in thousands)

Non-performing loans..............................            $  2,596           $  2,840
Foreclosed properties.............................
                                                                   354                371
                                                      -----------------  -----------------
Non-performing assets.............................            $  2,950           $  3,211
                                                      =================  =================

Non-performing loans to gross loans...............               0.19%              0.23%

Non-performing assets to total assets.............               0.12%              0.13%


Except as disclosed above, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms. Management recently increased its assets classified as Substandard by $10 million to approximately $13.7 million as of June 30, 2000 to reflect concern regarding a commercial loan in which the Company participates with a group of other lenders. While the borrower is not delinquent under the terms of the loan, management believed the classification to be a prudent step to reflect pricing pressures within the borrower's business.

Impaired loans totaled $489,000 at June 30, 2000 compared to $809,000 at September 30, 1999. These loans had associated impairment reserves of $49,000 and $400,000 at June 30, 2000 and September 30, 1999, respectively.

ASSET/LIABILITY MANAGEMENT

Asset and liability management is an ongoing process of managing asset and liability maturities to control the interest rate risk of the Company. Management controls this risk through pricing of assets and liabilities and maintaining specific levels of maturities. In recent periods, management's strategy has been to (1) sell substantially all new originations of long-term, fixed-rate, single-family mortgage loans in the secondary market, (2) invest in various adjustable-rate and short-term mortgage-backed and related securities,
(3) invest in adjustable-rate, single-family mortgage loans, and (4) increase its investments in consumer and commercial loans with generally shorter interest rate characteristics. Although management believes that its asset/liability management strategies have reduced the potential effects of changes in interest rates on its operations, increases in interest rates may adversely affect the Company's results of operations because interest-bearing liabilities will reprice more quickly than interest-earning assets

At June 30, 2000, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 24.04% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The negative gap position is due primarily to the short term effect of the amount of fixed rate puttable FHLB advances coming due within the next year which the Company plans to extend as they come due. The Company's three-year cumulative gap as of June 30, 2000 was a negative 15.55% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

 The following table  summarizes the Company's gap position as of June 30, 2000.

                                                                    More than     More than
                                           Within       Four to      One Year       Three
                                            Three       Twelve       to Three      Years to     Over Five
                                           Months       Months        Years       Five Years      Years         Total
                                        ----------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Fixed...........................     $  72,978    $  28,832     $  60,766     $  40,361     $  49,984     $ 252,921
      Variable........................       218,934       86,495       121,712       121,081       149,952       698,174
 Consumer loans (2)...................       201,064       23,242        29,399        48,925         8,791       311,421
 Mortgage-backed and related
   securities.........................         2,959        6,928        10,074         5,950         3,217        29,128
 Assets available for sale:
      Mortgage loans..................        15,027            -             -             -             -        15,027
      Fixed rate mortgage related.....        55,952       80,245       188,345       114,175        33,751       472,468
      Variable rate mortgage related..       334,006            -             -             -             -       334,006
      Investment securities...........        72,188        3,092        92,808        43,870             -       211,958
 Trading account securities..........              -            -             -             -             -             -
 Other assets.........................        30,705            -             -           510             -        31.215
 Impact of interest rate swaps.......         10,000            -      (10,000)             -             -             -
                                        ----------------------------------------------------------------------------------
      Total...........................    $1,013,813    $ 228,834     $ 493,104     $ 374,872     $ 245,695    $2,356,318
                                        ==================================================================================

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts....................     $   7,007    $  17,881     $  27,847     $  12,500     $  10,182     $  75,417
      Passbook savings accounts.......         1,881        5,645        12,869        10,424        44,440        75,259
      Money market deposit accounts...        91,950      275,851         9,571         4,874         3,328       385,574
      Certificates of deposit.........       135,955      278,226       126,384       144,936       193,622       879,123
 Borrowings (4).......................       403,430      270,000       131,651        50,000             -       855,081
 Impact of interest rate swaps........       390,000     (33,000)      (28,000)     (125,000)     (204,000)             -
                                        ----------------------------------------------------------------------------------
      Total...........................    $1,030,223    $ 814,603     $ 280,322     $  97,734     $  47,572    $2,270,454
                                        ==================================================================================

 Excess (deficiency) of
 interest-earning
 assets over interest-bearing
 liabilities.........................     $ (16,410)   $(585,769)     $ 212,782     $ 277,138     $ 198,123     $  85,864
                                        ==================================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities........     $ (16,410)   $(602,179)     $(389,397)    $(112,259)     $  85,864
                                        ====================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities as a
 percent of total assets.............        (0.66%)     (24.04%)      (15.55%)       (4.48%)         3.43%
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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $76.0 million at June 30, 2000.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $738.2 million or 29.5% of total assets.

(4) Fixed rate puttable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Borrowings includes fixed rate puttable FHLB advances of $25 million maturing within three months, $270 million maturing in four to twelve months, $130 million maturing in one to three years and $50 million maturing in three to five years.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly-liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $37.7 million and $32.6 million as of June 30, 2000 and September 30, 1999, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At June 30, 2000, the Company had additional borrowing capacity of $101.4 million available from the FHLB.

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

The following table summarizes the Bank's capital ratios at the dates indicated:

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                    For Capital             Prompt Corrective
                                            Actual               Adequacy Purposes          Action Provisions
                                   -------------------------  ------------------------   ------------------------
                                    Amount         Ratio         Amount       Ratio        Amount        Ratio
---------------------------------  ---------     -----------  -------------  ---------   ------------   ---------
                                                              (Dollars in thousands)
As of June 30, 2000:

Tangible capital..............        $ 164,199       6.53%   >  $ 100,552     > 4.0%    >  $125,690    >  5.0%
                                                              -                -         -              -
Core capital .................          164,199       6.53%   >    100,552     > 4.0%    >   125,690    >  5.0%
                                                              -                -         -              -
Tier 1 risk-based capital.....          164,199      10.73%   >     61,193     > 4.0%    >    91,790    >  6.0%
                                                              -                -         -              -
Risk-based capital............          173,446      11.34%   >    122,387     > 8.0%    >   152,983    > 10.0%
                                                              -                -         -              -
As of September 30, 1999:

Tangible capital..............        $ 144,222       5.82%   >    $99,136    >  4.0%    >  $123,921    >  5.0%
                                                              -               -          -              -
Core capital .................          144,222       5.82%   >     99,136    >  4.0%    >   123,921    >  5.0%
                                                              -               -          -              -
Tier 1 risk-based capital.....          144,222       9.98%   >     57,803    >  4.0%    >    86,704    >  6.0%
                                                              -               -          -              -
Risk-based capital............          153,578      10.63%   >    115,606    >  8.0%    >   144,507    > 10.0%
                                                              -               -          -              -

The capital of the Company and the Bank exceed all regulatory capital requirements.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Item 3: Quantitative and Qualitative Disclosures About Market Risk

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at June 30, 2000.

                                             More than         More than          More than           More than
                           Within            One Year          Two Years         Three Years         Four Years
                          One Year         to Two Years      to Three Years     To Four Years       to Five Years
                      ------------------ ------------------ ----------------- ------------------- ------------------
Interest earning assets                                   (Dollars in millions)

Mortgage and
 Commercial loans:
    Fixed rate...      $ 75.9    8.38%    $ 50.6    8.32%    $ 17.7    8.32%    $ 17.7    8.36%   $ 25.3     8.37%
    Adjustable
        rate.....       174.5    8.54%      90.8    8.61%      55.9    8.50%      69.8    8.49%     83.8     8.50%

Consumer loans:
    Fixed rate...        11.2    8.30%      18.3    8.39%      12.7    8.40%      12.3    8.42%     16.9     8.42%
    Adjustable
        rate.....        35.5    9.25%      22.6    9.25%      60.5    9.25%      29.0    9.25%     24.0     9.25%

Mortgage-backed
  securities:
    Fixed rate...       146.1    6.37%      99.2    6.43%      99.2    6.51%      60.1    6.74%     60.1     6.58%
    Adjustable
        rate.....        63.3    7.00%      49.5    7.00%      42.1    7.00%      40.5    7.00%     37.2     7.00%

Debt and equity
  securities.....        75.3    5.78%      46.4    5.78%      46.4    5.78%      21.9    5.78%     21.9     5.78%

Other............        30.7    5.60%         -        -         -        -         -        -        -         -
                    ----------         ----------         ----------         ----------         ---------
Total interest
  earning assets..     $612.5    7.39%    $377.4    7.47%    $334.5    7.47%   $ 251.3    7.67%  $ 269.2     7.69%
                    ==========         ==========         ==========         ==========         =========

Interest bearing liabilities

Deposits:
    NOW accounts..     $ 24.9    0.50%    $ 13.9    0.50%    $ 13.9    0.50%    $  6.3    0.50%   $  6.3     0.50%
    Passbooks.....        7.5    0.75%       6.4    0.75%       3.9    0.75%       5.2    0.75%      5.2     0.75%
    Money market..      367.8    5.07%       6.1    5.07%       6.1    5.07%       2.4    5.07%      2.4     5.07%
    Certificates..      414.2    5.90%     112.9    6.33%      13.4    6.26%      50.4    5.91%     94.5     6.45%

Borrowings
    Fixed rate...       535.6    6.10%     130.0    5.70%      50.0    5.63%         -        -        -         -
    Adjustable
        rate.....       139.5    7.10%         -        -         -        -         -        -        -         -
                    ----------         ----------         ----------         ----------         ---------
Total interest
  bearing
liabilities......   $ 1,489.5    5.76%    $269.3    5.56%    $ 87.3    4.65%    $ 64.3    4.93%  $ 108.4     5.80%
                    ==========         ==========         ==========         ==========         =========




                                                                        Fair
                                       Over                            Market
                                    Five Years           Total         Value
                                 ------------------ ----------------- ---------
Interest earning assets                      (Dollars in millions)

Mortgage and
 Commercial loans:
    Fixed rate.......            $ 80.8     8.61%  $ 268.0     8.43%  $ 252.9
    Adjustable rate..             223.4     8.51%    698.2     8.53%    698.2

Consumer loans:
    Fixed rate.......              68.5     9.07%    139.9     8.72%    140.6
    Adjustable rate..                 -         -    171.6     9.25%    170.2

Mortgage-backed
  securities:
    Fixed rate.......              37.0     6.50%    501.7     6.49%    489.9
    Adjustable rate..             101.3     7.00%    333.9     7.00%    316.6

Debt and equity
  securities.........                 -         -    211.9     5.78%    203.3

Other................               0.5     5.15%     31.2     5.59%     31.2
                                --------          ---------          ---------
Total interest
  earning assets.....           $ 511.5     8.15% $2,356.4     7.64% $2,302.9
                                ========          =========          =========

Interest bearing liabilities

Deposits:
    NOW accounts.....           $  10.2     0.50%  $  75.5     0.50%  $  75.4
    Passbooks........              44.5     0.75%     72.7     0.75%     60.0
    Money market.....               3.3     5.07%    388.1     5.07%    386.1
    Certificates.....             193.7     6.53%    879.1     6.16%    867.1

Borrowings
    Fixed rate.......                 -         -    715.6     5.99%    712.5
    Adjustable rate..                 -         -    139.5     7.10%    139.5
                                --------          ---------          ---------
Total interest
    bearing
    liabilities......           $ 251.7     5.24% $2,270.5     5.62% $2,240.6
                                ========          =========          =========

                                       27

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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              On July 21, 2000, the Company announced the declaration of a dividend of $0.09 per share on the Company's common stock for the quarter ended June 30, 2000. The dividend is payable on August 18, 2000 to shareholders of record as of August 10, 2000. This will be the twentieth consecutive cash dividend payment since the Company became a publicly-held company in June 1993.

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


       ST. FRANCIS CAPITAL CORPORATION




Dated:  August 11, 2000                       By:   /s/ Jon D. Sorenson
       -----------------                           -----------------------------
                                                       Jon D. Sorenson
                                                       Chief Financial Officer