Form 10-K
period 2000-09-30
ST FRANCIS CAPITAL CORP
filed 2000-12-20
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

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

         13400 BISHOPS LANE, SUITE 350, BROOKFIELD, WISCONSIN 53005-6203
          (Address of principal executive offices, including zip code)

                                 (262) 787-8700
              (Registrant's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of November 30, 2000, there were issued and outstanding 14,579,240 and 9,404,097 shares of the Registrant's Common Stock, resepctively. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of November 30, 2000, was $101.7 million. Soley for the purposes of this calculation, all executive officers and directors of the Registrant are assumed to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of Form 10-K - Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                           FORM 10-K TABLE OF CONTENTS



                                                                                                        Page

Part I

         Item 1   -   Business........................................................................    3

         Item 2   -   Properties......................................................................   34

         Item 3   -   Legal Proceedings...............................................................   34

         Item 4   -   Submission of Matters to a Vote of Security Holders.............................   34

Part II

         Item 5   -   Market for Registrant's Common Stock and Related
                      Stockholder Matters.............................................................   35

         Item 6   -   Selected Financial Data.........................................................   36

         Item 7   -   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...........................................................   38

         Item 7A -    Quantitative and Qualitative Disclosures About Market Risk.....................    53

         Item 8   -   Financial Statements and Supplementary Data.....................................   54

         Item 9   -   Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure............................................................   89

Part III

         Item 10  -   Directors and Executive Officers of the Registrant..............................   90

         Item 11  -   Executive Compensation..........................................................   90

         Item 12  -   Security Ownership of Certain Beneficial Owners and Management..................   90

         Item 13  -   Certain Relationships and Related Transactions..................................   90

Part IV

         Item 14  -   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................   90

         Signatures ..................................................................................   93


                                     PART I

FORWARD-LOOKING STATEMENTS

This Report contains certain forward looking statements with respect to the financial condition, results of operation and business of St. Francis Capital Corporation (the "Company") within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include words and phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to:
(i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

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

The Bank is headquartered in Milwaukee, Wisconsin and serves southeastern Wisconsin with a network of 22 full-service, two limited-service and four loan production offices. In addition, the Bank has a mortgage-banking subsidiary based in Illinois that purchases single-family mortgage loans for resale, primarily in the Chicago, Illinois metropolitan marketplace.

The Company's operations include four strategic business segments: Retail Banking, Commercial Banking, Mortgage Banking and Investments. Management evaluates the financial performance of each segment primarily based on the individual segments' direct contribution to the Company's net income. Information regarding the net interest income, other operating income, profit and average assets for the fiscal years ended September 30, 2000, 1999 and 1998 is set forth in Note 18 to the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K. In fiscal 2000, the Company continued to reduce the size of its mortgage-backed securities portfolio as part of a strategy to decrease the proportion of earnings from that segment of its balance sheet. The reduction was primarily accomplished through the repayment of principal on mortgage-backed securities, and to a lesser extent, the sale of available-for-sale securities. Funds generated from the repayment of principal from the mortgage-backed securities and investment securities portfolios were used to fund the growth in the Company's loan portfolio. Management anticipates that this form of "balance sheet restructuring" will be an ongoing strategic initiative of the Company in fiscal 2001.

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, primarily to originate mortgage, consumer, commercial and other loans within its primary market areas, and to invest in mortgage-backed and related securities. Primary areas of lending include single-family and multi-family residential mortgages, home equity lines of credit, second mortgages, commercial real estate and commercial loans. The Company also purchases single-family mortgage loans, either by directly purchasing individual loans from other local mortgage lenders or by purchasing pools of single-family mortgage loans originated by other non-local lenders and secured by properties located outside the

State of Wisconsin. The Company also invests a significant portion of its assets in mortgage-backed and related securities, and to a lesser extent, invests in debt and equity securities, including U.S. Government and federal agency securities, short-term liquid assets and other marketable securities. The Company also invests in affordable housing projects throughout the State of Wisconsin. The Company's revenues are derived principally from interest on its loan portfolio, interest on mortgage-backed and related securities, and interest and dividends on its debt and equity securities. The affordable housing projects do not provide a significant source of income before taxes, but rather provide income in the form of income tax credits which reduce the Company's income tax liability. The Company's principal sources of funds are from deposits, including brokered deposits, repayments on loans and mortgage-backed and related securities, and advances from the Federal Home Loan Bank - Chicago ("FHLB").

MARKET AREA AND COMPETITION

The Company offers a variety of deposit products, services and consumer, commercial and mortgage loan offerings primarily within the metropolitan Milwaukee area. The Company's main office is located at 13400 Bishops Lane, Suite 350, Brookfield, Wisconsin. The primary market area for the Company's full-service and limited-service offices consists of Milwaukee and Waukesha counties, and portions of Ozaukee, Washington and Walworth counties. The Bank's Illinois mortgage banking subsidiary purchases single-family mortgage loans for resale, primarily in the Chicago, Illinois metropolitan marketplace. The Bank's loan production offices include two in the Milwaukee metropolitan area and one in Kenosha county that originate single-family mortgage loans for both portfolio and resale purposes. The Bank's other loan production office is located in Brookfield, Wisconsin and originates commercial real estate, multifamily and commercial loans. The market area for this type of lending is primarily in southeastern Wisconsin, but does include the Midwest including the rest of the state of Wisconsin, Illinois and Minnesota. The Company also evaluates lending opportunities and may originate or purchase all types of loans located outside the primary market areas.

With the exception of the downtown Milwaukee branch office, all full service branches of the Bank are located in areas that generally are characterized as residential neighborhoods, containing predominantly one- and two-family residences. The Company also operates a mortgage banking subsidiary based in Illinois.

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

LENDING ACTIVITIES

GENERAL

The Company's largest component of the gross loan portfolio, which totaled $1.4 billion at September 30, 2000, was first mortgage loans secured by owner-occupied one- to four-family residences. At September 30, 2000, one- to four-family mortgage loans totaled $404.5 million or 29.5% of gross loans. Of the total one- to four-family mortgage loans, $372.8 million or 92.2% were adjustable rate mortgage loans ("ARMs"). Of the remaining loans held at September 30, 2000, 22.4% were in commercial real estate, 13.8% were home equity loans, 11.1% were in commercial and agricultural, 9.5% were in multi-family mortgage loans, 9.2% were in consumer loans, and 4.5% were in residential construction. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans or fixed rate loans which have shorter maturities for its own loan portfolio. The Company also originates longer-term fixed rate mortgage loans, many of which are sold in the secondary market.

The Company has been actively growing its loan portfolio, which in addition to its traditional one- to four-family lending, includes commercial real-estate, multi-family, consumer and commercial and agricultural lending. The Company has been diversifying its loan portfolio through lending efforts in all of the above categories. Areas of lending other than one- to four-family lending generally have higher levels of credit risk and higher yields. The Company may purchase loans in the above categories in addition to originating the loans on its own. Purchased loans involve different types of underwriting than loans originated directly by the Company and as such represent a different level of risk.

Levels of originations of various lending categories may vary from year-to-year and result from differing levels of interest rates, market demand for loans and emphasis by the Company on various types of loans. In fiscal 2000, originations, especially of mortgage loan types were partially dependent on the level of interest rates or changes in interest rates throughout the year. The Company adjusts its lending emphasis occasionally in accordance with its view of the relative returns and risks available from time to time in each category of lending. Although there is likely to be activity in all areas in which the Company makes loans in any given year, the amount may vary given changes in the above factors.

COMPOSITION OF LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                   SEPTEMBER 30,
                                         ------------------------------------------------------------------
                                               2000                   1999                   1998
                                         ---------------------- ---------------------- --------------------
                                                      PERCENT                PERCENT               PERCENT
                                           AMOUNT     OF TOTAL    AMOUNT     OF TOTAL     AMOUNT   OF TOTAL
                                          ---------   --------  ----------   ---------   --------  --------
                                                                   (In thousands)
 Mortgage loans:
     One- to four-family...............   $ 404,505     29.5%   $  294,438     23.8%     $254,047    26.1%
     Residential construction..........      62,260      4.5%      103,100      8.3%       71,092     7.3%
     Multi-family.......................    130,002      9.5%      160,593     13.0%      105,380    10.8%
     Commercial real estate............     306,778     22.4%      251,914     20.3%      170,562    17.6%
     Home equity.......................     188,349     13.8%      156,695     12.6%      142,993    14.7%
                                         ----------    ------   ----------    ------     --------   ------
                                          1,091,894     79.7%      966,740     78.0%      744,074    76.5%
 Consumer loans:
     Interim financing and installment      124,910      9.1%      148,034     11.9%      131,143    13.5%
     Education.........................       1,615      0.1%          984      0.1%        2,529     0.3%
                                         ----------    ------   ----------    ------     --------   ------
                                            126,525      9.2%      149,018     12.0%      133,672    13.8%
                                         ----------    ------   ----------    ------     --------   ------
 Commercial and agriculture..........       152,526     11.1%      123,899     10.0%       93,927     9.7%
                                         ----------    ------   ----------    ------     --------   ------
       Gross loans receivable.........    1,370,945    100.0%    1,239,657    100.0%      971,673   100.0%
                                                       ======                 ======                ======
 Deduct(Add):
     Mortgage loans held for sale......       8,066                  8,620                 23,864
     Loans in process...................     54,679                106,960                 83,436
     Unearned discounts and
       deferred loan fees.............          912                  1,351                  1,419
     Allowance for loan losses.........      10,404                  9,356                  7,530
     Other.............................        (418)                   (21)                   292
                                         ----------             ----------               --------
 Loans receivable, net...............    $1,297,302             $1,113,391               $855,132
                                         ==========             ==========               ========


                                                         SEPTEMBER 30,
                                         ---------------------------------------------
                                               1997                   1996
                                         ---------------------- ----------------------
                                                      PERCENT                PERCENT
                                            AMOUNT    OF TOTAL    AMOUNT     OF TOTAL
                                          ---------   --------   ---------   ---------
                                                        (In thousands)
 Mortgage loans:
     One- to four-family...............   $ 240,522     30.7%    $ 270,614     40.5%
     Residential construction..........      46,340      5.9%       32,249      4.8%
     Multi-family.......................    101,289     12.9%      103,262     15.4%
     Commercial real estate............      87,950     11.2%       46,391      6.9%
     Home equity.......................     115,293     14.7%       90,579     13.5%
                                          ---------    ------    ---------    ------
                                            591,394     75.4%      543,095     81.1%
 Consumer loans:
     Interim financing and installment      120,305     15.3%       88,236     13.2%
     Education.........................         948      0.1%       12,142      1.8%
                                          ---------    ------    ---------    ------
                                            121,253     15.4%      100,378     15.0%
                                          ---------    ------    ---------    ------
 Commercial and agriculture..........        72,144      9.2%       25,177      3.9%
                                          ---------    ------    ---------    ------
       Gross loans receivable.........      784,791    100.0%      668,650    100.0%
                                                       ======                 ======
Deduct(Add):
     Mortgage loans held for sale......      24,630                 20,582
     Loans in process...................     38,200                 29,631
     Unearned discounts and
       deferred loan fees.............        2,332                  1,874
     Allowance for loan losses.........       6,202                  5,217
     Other.............................         552                    647
                                          ---------              ---------
 Loans receivable, net...............     $ 712,875              $ 610,699
                                          =========              =========

The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the years indicated. Mortgage loans held for sale are included in the totals.


                                                                          YEAR ENDED SEPTEMBER 30,
                                                               -----------------------------------------------
                                                                  2000              1999             1998
                                                               ------------     -------------     ------------
                                                                               (In thousands)
Mortgage loans (gross):
At beginning of period.......................................    $ 966,740         $ 744,074        $ 591,394
    Mortgage loans originated:
      One- to four-family.....................................     112,934           201,715          165,829
      Residential construction................................      65,439           132,675           90,911
      Multi-family............................................      26,832            58,605           39,808
      Commercial real estate..................................      70,760           129,233          103,363
      Home equity.............................................     132,020           113,838          105,938
                                                               ------------     -------------     ------------
        Total mortgage loans originated.......................     407,985           636,066          505,849
    Mortgage loans purchased:
      One- to four-family....................................       90,068            57,106           65,446
      Multi-family............................................          --             3,617               --
      Commercial real estate.................................           --            15,349            2,000
                                                               ------------     -------------     ------------
        Total mortgage loans purchased........................      90,068            76,072           67,446
                                                               ------------     -------------     ------------
        Total mortgage loans originated and purchased.........     498,053           712,138          573,295
      Transfer of mortgage loans to foreclosed properties.....       (929)             (883)            (560)
      Transfer from commercial loans..........................       6,986             2,627               --
      Principal repayments....................................   (261,282)         (290,887)        (209,647)
    Sales of mortgage loans:
      Exchanged for mortgage-backed securities................    (13,021)           (9,461)         (19,373)
      Cash sales..............................................   (104,653)         (190,868)        (191,035)
                                                               ------------     -------------     ------------
        Total sales of loans..................................   (117,674)         (200,329)        (210,408)
                                                               ------------     -------------     ------------
At end of period.............................................  $ 1,091,894         $ 966,740        $ 744,074
                                                               ============     =============     ============

Consumer loans (gross):
At beginning of period.......................................    $ 149,018         $ 133,672        $ 121,253
      Loans originated........................................      51,472           102,998           93,700
      Repossessions, foreclosures and charge-offs.............       (235)             (456)            (230)
      Principal repayments....................................    (72,583)          (84,112)         (80,268)
      Loans sold..............................................     (1,147)           (3,084)               --
                                                               ------------     -------------     ------------
At end of period.............................................    $ 126,525         $ 149,018        $ 133,672
                                                               ============     =============     ============

Commercial and agricultural loans (gross):
At beginning of period.......................................    $ 123,899          $ 93,927        $  72,144
      Loans originated........................................     101,677           114,532           84,549
      Transfer of commercial loans to mortgage loans..........     (6,986)           (2,627)               --
      Loans sold..............................................          --                --            (273)
      Principal repayments....................................    (66,064)          (81,933)         (62,493)
                                                               ------------     -------------     ------------
At end of period.............................................    $ 152,526         $ 123,899        $  93,927
                                                               ============     =============     ============

LOAN MATURITY AND REPRICING

The following table shows the maturity of the Company's loan portfolio at September 30, 2000. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $261.3 million, $290.9 million and $209.6 million for the years ended September 30, 2000, 1999 and 1998, respectively.


                                                            AT SEPTEMBER 30, 2000
                             -----------------------------------------------------------------------------------
                              ONE- TO                                                     COMMERCIAL    GROSS
                               FOUR-      MULTI-      COMMERCIAL     HOME                    AND        LOANS
                              FAMILY (1)  FAMILY (1)  REAL ESTATE   EQUITY     CONSUMER   AGRICULTURE RECEIVABLE
                             ---------- -----------  ------------ ----------- ----------- ----------- ----------
                                                               (In thousands)

 Amounts due:
    Within one year......... $   4,518   $  23,052    $ 54,488   $  11,352    $  7,568    $  27,244   $  128,222
    After one year:
      One to three years....     4,475      14,170      33,493      89,099      59,399       16,746      217,382
      Three to five years...    25,283      29,225      68,578      68,892      46,928       33,427      272,333
      Over five years.......   432,489      63,555     150,219      19,006      12,630       75,109      753,008
                             ---------   ---------    --------   ---------    --------    ---------   ----------
    Total due after one year   462,247     106,950     252,290     176,997     118,957      125,282    1,242,723
                             ---------   ---------    --------   ---------    --------    ---------   ----------
    Total amounts due.......   466,765     130,002     306,778     188,349     126,525      152,526    1,370,945
   Less:
    Mortgage loans held for
    sale....................    (8,066)          -           -           -           -            -       (8,066)
    Loans in process........   (31,424)     (1,701)    (21,554)          -           -            -      (54,679)
    Unearned discounts,
    premiums and deferred
    loan fees, net..........       586          (1)       (161)          -         418       (1,336)        (494)
    Allowance for loan
    losses..................    (1,555)       (717)     (2,318)       (948)     (1,578)      (3,288)     (10,404)
                             ---------   ---------    --------   ---------    --------    ---------   ----------
 Loans receivable, net....   $ 426,306   $ 127,583    $282,745   $ 187,401    $125,365    $ 147,902   $1,297,302
                             =========   =========    ========   =========    ========    =========   ==========

(1)  Includes some residential construction lending.


The following table sets forth at September 30, 2000 the dollar amount of all loans and mortgage-backed and related securities due after September 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates.


                                                           DUE AFTER SEPTEMBER 30, 2001
                                                  -----------------------------------------------
                                                     FIXED          ADJUSTABLE         TOTAL
                                                  -------------    -------------    -------------
                                                                  (In thousands)

Mortgage loans:
    One- to four-family (1)......................    $  92,450       $  369,797       $  462,247
    Multi-family (1).............................            -          106,950          106,950
    Commercial real estate.......................            -          252,290          252,290
    Home equity..................................      176,997                -          176,997
Consumer loans..................................             -          118,957          118,957
Commercial and agriculture......................         8,562          116,720          125,282
                                                     ---------       ----------       ----------
    Gross loans receivable.......................      278,009          964,714        1,242,723
Mortgage-backed and related securities..........       481,294          323,103          804,397
                                                     ---------       ----------       ----------
Gross loans receivable and mortgage-
      backed and related securities..............    $ 759,303       $1,287,817       $2,047,120
                                                     =========       ==========       ==========


(1)  Includes some residential construction lending.

ONE- TO FOUR-FAMILY MORTGAGE LENDING

A significant portion of the Company's lending activity is the origination of first mortgage loans secured by one- to four-family, owner occupied residences within the Company's primary market area. Long-term 15- and 30-year fixed rate mortgages ("FRMs") are generally originated and sold in the secondary market. The Company also originates and sells 30-Year FRMs under the Wisconsin Housing and Economic Development Authority ("WHEDA") program. Shorter-term ARM loans are originated both for sale in the secondary market and for the Company's loan portfolio. Loans made under special loan terms or programs, principally originated within the purposes of the Community Reinvestment Act of 1977, as amended ("CRA"), are retained for the Company's own loan portfolio.

The Company typically follows secondary market underwriting guidelines for most of its conforming one- to four-family mortgage production, including those established by Fannie Mae, WHEDA, and other specific investors. In many cases, the application of these guidelines include the use of the latest in automated underwriting systems.

The lending policy of the Company generally allows for mortgage loans to be made in amounts of up to 100% of the lesser of appraised value or purchase price of the real estate to be mortgaged to the Company. Loans that are made in excess of 80% of appraised value generally require a credit enhancement such as private mortgage insurance to mitigate risk.

ARM loans are often included in mortgage loans held by the Company as part of its loan portfolio. During the adjustment period, ARM loans typically can adjust by a maximum of two percentage points per year with a lifetime cap approximating six percentage points above the interest rate established at the origination date of the ARM loan. Monthly payments of principal and interest are adjusted when the interest rate adjusts, in order to maintain full amortization of the mortgage loan within a maximum 30-year term. The initial rates offered on ARM loans fluctuate with general interest rate changes, and are determined by secondary market pricing, competitive conditions and the Company's yield requirements. Currently, the Company utilizes primarily the one-year Constant Maturity Treasury rate in order to determine the interest rate payable upon the adjustment date of its ARM loans outstanding. Because most of the ARM loans are underwritten to meet secondary market standards, these loans include terms under which the borrower may convert the loan to a fixed rate loan. The terms at which the ARM may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing the Company to immediately sell the ARM loan at the date of conversion.

The volume of one- to four-family mortgage loan origination is highly dependent on the relative levels of interest rates. During periods of lower interest rates, the Company originates a higher percentage of loans with fixed rates, which the Company sells in the secondary market in connection with interest rate risk management. In such environments, the Company's level of gains on mortgage loan sales may be higher due to the increased percentage of loans being originated which are subsequently sold in lieu of being retained in the Company's portfolio.

At September 30, 2000, the Company had $404.5 million in one- to four-family mortgage loans or 29.5% of the gross loan portfolio compared with $294.4 million or 23.8% of the portfolio at September 30, 1999. This growth was largely the result of increasing interest rates during the year which motivated consumers to choose more attractively priced ARM financing alternatives.


RESIDENTIAL CONSTRUCTION/PERMANENT LENDING

Residential construction/permanent lending typically comprises a significant portion of the Company's ARM loan production. These loans are made to borrowers who have obtained plans, specs and a construction contract with a residential home builder. Residential construction loan programs typically offered by the Company include 1- 2- 3- and 5-year ARM loans. Most loans are originated with terms of 30 years, with the construction period being included in the initial portion of that term. The length of the construction period is the lessor of the time it takes to complete the home or 12 months. During this period, the borrower is required to pay interest only on the funds advanced. Thereafter, the borrower is required to begin making principal and interest payments based on an amortization schedule of the remaining months. Typically, the construction of most homes financed take five to six months.

At closing, loan proceeds adequate to complete the construction of the home are placed in escrow and disbursements are made in increments as construction of the residence progresses. Vendors are contracted to conduct inspections, disburse proceeds, obtain lien waivers, and ensure that clear title to the property is maintained.

One to four family, residential construction loans typically have loan to value ratios of up to 95%. When the loan to value ratio exceeds 80%, private mortgage insurance is generally required to reduce the Company's exposure to 80% of the loan value or less.

At September 30, 2000, the Company had $62.3 million in residential construction mortgage loans, or 4.5% of the gross loan portfolio, compared with $103.1 million or 8.3% of the portfolio at September 30, 1999. The decline in the current year is primarily due to the higher interest rate environment during fiscal 2000. A significant portion of the Company's residential construction lending results in permanent mortgage loans that are either retained in the mortgage loan portfolio or sold in the secondary market.

MULTI-FAMILY MORTGAGE LENDING

The Company originates multi-family mortgage loans which it typically holds in its loan portfolio. Over the last five years, the Company has increased its emphasis in multi-family mortgage lending and has offered both adjustable- and fixed-rate mortgage loans. Multi-family mortgage loans generally have shorter maturities than one- to four-family mortgage loans, though the Company has made multi-family mortgage loans with terms of up to 30 years. Multi-family loans generally are underwritten in amounts up to the lesser of 80% of the appraised value or 85% of the borrower's purchase price of the underlying property, although loans of up to 100% of property value have been made.

Loans secured by multi-family real estate generally have higher loan balances, involve a greater degree of credit risk than one- to four-family loans, have a higher rate of interest and ARM loans adjust at slightly higher rates. The increased credit risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees, which may provide an additional source of repayment of the loan. Despite the risks inherent in multi-family lending, the Company's percentage of delinquent multi-family loans to gross multi-family loans has been minimal.

At September 30, 2000, the Company had $130.0 million in multi-family mortgage loans or 9.5% of the gross loan portfolio compared with $160.6 million or 13.0% of the portfolio at September 30, 1999. During fiscal 2000, the decrease in multi-family mortgage loans is primarily due to repayments of loans that were not replaced with new originations. The Company is continuing its efforts to increase the amount of multi-family loans in the loan portfolio. These loans generally offer a greater yield than single-family loans, which, the Company believes, justifies the increased credit risk.

COMMERCIAL REAL ESTATE LENDING

The current lending policy of the Company includes originating or purchasing non-residential mortgage loans on a variety of commercial properties, including office buildings, warehouses, industrial/manufacturing buildings, motel properties, land development and other improved non-residential properties. In recent years, commercial real estate lending has been identified as a growth area for the Company with the allocation of additional Company resources. In fiscal 2000, the Company originated and refinanced an increased amount of commercial real estate loans within its normal credit risk guidelines. The Company originated 78 loans with principal balances totaling $70.8 million during the current fiscal year. At September 30, 2000, the Company had $306.8 million in commercial real estate mortgage loans or 22.4% of the gross loan portfolio, compared with $251.9 million or 20.3% of the portfolio at September 30, 1999.

The Company's commercial real estate lending area includes the states of Illinois and Minnesota as well as its' primary geographic focus of Wisconsin. Commercial real estate loans generally are underwritten in amounts up to the lesser of 80% of the appraised value or 85% of the borrower's purchase price of the underlying property. Loans secured by commercial real estate properties are assumed to involve a greater degree of credit risk than residential mortgage loans and generally carry larger loan balances. This increased credit risk is a result of several factors, including concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business occupant. In addition, payments on loans secured by commercial real estate are often susceptible to adverse conditions in the real estate market or the economy. The risk may be increased on loans secured by properties located outside of the Company's primary market area due to the decreased ability to actively monitor such properties. Despite the risks inherent in commercial real estate lending, the Company's percentage of delinquent commercial real estate loans to gross commercial real estate loans has been minimal. The Company is continuing its efforts to increase the amount of commercial real estate loans in its loan portfolio as these loans generally offer a better interest rate than single-family loans, which, the Company believes, justifies the increased credit risk.

HOME EQUITY LENDING

The Company has increased its emphasis in originating home equity loans secured by one- to four-family residences, usually by a second mortgage, within its primary market area. These loans currently are originated with an interest rate indexed to the prime rate and adjustable monthly, and thus play a role in the Company's management of its interest rate risk. Home equity loans are revolving lines of credit, which are granted for a five-year term, renewable at the sole discretion of the Company for additional five-year periods. The minimum monthly payment is interest only for loan to value ratios of up to 85% and 1.5% of the outstanding balance for loan to value ratios greater than 85%. Typically, an origination fee is charged upon the origination of the loan and an annual service fee is charged thereafter. Home equity lines of credit may be made at up to a 100% loan-to-value level, including any outstanding prior liens against the property which serves as collateral for the line of credit. For loans over 85% loan-to-value, the Company often requires private mortgage insurance. At September 30, 2000, the Company held $188.3 million in home equity loans or 13.8% of the gross loan portfolio, compared with $156.7 million or 12.6% of the portfolio at September 30, 1999.

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

At September 30, 2000, consumer loans totaled $126.5 million or 9.2% of gross loans compared to $149.0 million or 12.0% of gross loans at September 30, 1999. During the year ended September 30, 2000, the Company started to originate consumer loans from its' website to customers in our primary market area. The Company also originated loans through a correspondent program in which the Company received second mortgage loan/line referrals from mortgage brokers throughout Wisconsin. During fiscal 2000, the Company discontinued its indirect automobile lending program. Although the credit history on the indirect portfolio had been favorable, the level of interest rates the Company was able to charge did not result in the level of profit desired. The Company continues to originate direct automobile loans on a limited basis.

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

COMMERCIAL AND AGRICULTURE LENDING

The Company originates a variety of commercial and agriculture loans, including inventory and receivable financing, equipment loans, agriculture production loans and interim financing loans. Collateral can take many forms, such as real estate, inventory, and equipment or may include personal guarantees of business owners or personal or other collateral of the business owner. Cash flows, historical financials, financial projections and collateral valuations are analyzed to give the Company assurance that the business will generate a sufficient level of cash flow to cover ongoing business expenses and debt service. The loan-to-value ratios vary depending upon the type and liquidity of the collateral

Commercial and agriculture loans involve a greater degree of risk than most other types of loans, and payments are often susceptible to adverse employment and economic conditions. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation and the eventual cash flows of the business. To the extent the Company originates these loans outside of its primary market area, the risks are increased due to decreased ability to monitor the loans. The Company anticipates commercial lending to continue to increase as management believes this type of lending is providing a higher yield than residential loans and is an important component of a balanced loan portfolio. Typically, the Company targets smaller businesses with which to establish commercial banking relationships. Despite the risks inherent in commercial lending, the Company's percentage of delinquent commercial loans to gross commercial loans has been minimal.

The Company also participates with other financial institutions in syndicated credits whereby several lenders participate in commercial loan arrangements that are larger than those that the Company would typically do on a stand-alone basis. However, the Company has participated only those in types of credits that it would lend to directly from its own operations, except for the size of the loan. The Company generally is not the lead lender in these loans, but does underwrite the credit on its own in addition to the underwriting performed by the lead lender. The Company also has limited itself to credit facilities to commercial borrowers with headquarters or significant operational presence in the Midwest. Syndicated credits in which the Company has participated are generally variable rate loans, which also help contribute to the Company's interest rate risk posture. At September 30, 2000, the Company had $50.2 million or 32.9% of its commercial loan portfolio, in syndicated credits compared to $34.9 million or 28.2% at September 30, 1999.

At September 30, 2000, the Company had $152.5 million in commercial loans or 11.1% of the gross loan portfolio compared with $123.9 million or 10.0% of the portfolio at September 30, 1999. The Company intends to continue to increase its involvement in commercial lending and expects that this portfolio will grow as a percentage of the total loan portfolio.

CREDIT ENHANCEMENT PROGRAMS

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment of an industrial revenue bond issue ("IRB"), issued by a municipality to finance real estate owned by a third party. The Company does not pledge collateral for purposes of these agreements. At September 30, 2000, the amount of IRB's for which the Company has guaranteed payment was $32.6 million.


LOAN SALES AND PURCHASES

SALE OF MORTGAGE LOANS

The Company sells a significant amount of its originated residential mortgage loans to secondary marketing agencies, principally Fannie Mae, and primarily on a non-recourse basis. All mortgage loans, upon commitment, are immediately categorized as either held for investment or held for sale. The level of mortgage loan sales is dependent on the amount of saleable loans being originated by the Company. Depending on factors such as interest rates, levels of borrower refinancing and competitive factors in the Company's primary market area, the amount of mortgage loans ultimately sold can vary significantly. Mortgage loans originated and sold to the secondary market totaled $117.7 million with gains of $1.1 million for the year ended September 30, 2000, and totaled $200.3 million with gains of $2.8 million for the year ended September 30, 1999. The level of originations is partially dependent on the level of interest rates or changes in interest rates throughout fiscal year 2000.

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

The Company also makes loans under the WHEDA loan program. These loans are also sold on a non-recourse basis. For the years ended September 30, 2000 and 1999, the Company originated $7.2 million in each year of loans under this governmental program.

Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. Because of the frequency of both the issuance of commitments and the scheduled closing dates of the loans, the amount of loan commitments outstanding will vary. At September 30, 2000, the Company had outstanding mortgage commitments totaling $13.1 million.

Historically, the Company has retained servicing of the majority of mortgage loans sold, receiving a servicing fee which represents the difference between the note rate on the loans sold and the yield at which such loans are sold. The Company's new mortgage banking operation in Illinois intends to sell the servicing on the majority of the loans originated there and thus the percentage of servicing retained is expected to decline in fiscal 2001. The servicing yield earned by the Company on such transactions is typically .25% of the total balance of the loan serviced. The origination of a high volume of mortgage loans and the related sales of the loans with servicing retained provides the Company with additional sources of non-interest income through loan servicing income and gains on the sales of loans. At September 30, 2000 the Company had recognized $4.6 million in mortgage servicing rights as compared to $4.7 million at September 30, 1999. Correspondingly, mortgage loans serviced for others increased from $484.1 million at September 30, 1999 to $497.9 million at September 30, 2000.

PURCHASE OF MORTGAGE LOANS

The Company, as a regular part of its mortgage lending activities, purchases individual one- to four-family mortgage loans originated in its primary market area by other lenders, primarily mortgage bankers and brokers. The types of loans purchased are generally newly originated loans with the same characteristics as the loans normally originated by the Company in its retail lending operations. Even though the Company is not as involved in the origination of these loans, they typically are underwritten by the Company. This step, coupled with other quality control processes, helps mitigate the additional risks associated with individual loan purchases. Although the Company's historical loan purchase activity has been limited to one-to-four family loans, the Company may purchase other types of loans, or pools of loans other than one-to four-family loans in the future.

The majority of loans purchased are adjustable rate mortgages, which may or may not be sold in the secondary market. The Company pays a fee to the originating mortgage banker or broker which is amortized over the life of the loan for loans retained in the portfolio or which becomes an adjustment to the gain or loss recognized on loans sold in the secondary market. The Company maintains the same, or more restrictive underwriting standards on these loans as it does on the loans it originates directly. During the fiscal year ended September 30, 2000, the Company purchased $90.1 million of loans from other originators compared to $57.1 million of loans purchased during the fiscal year ended September 30, 1999. As part of the Company's plans to diversify its one- to four-family loan production, it is expected that purchases of loans from other originators will continue in future years.

From time to time, the Company also has purchased "pools" of one- to four-family loans originated by other lenders in other parts of the country. The loans purchased have generally been adjustable rate loans with interest rate adjustment features of one month to one year and are indexed to current indexes such as the one-year treasury note or to lagging indexes such as the 11th district cost of funds. As part of its interest rate risk management, the Company attempts to identify loans originated in other parts of the country where adjustable rate lending is more prevalent, since the availability of similar loan products within its primary market area is limited and competition for that limited demand may force interest rates to levels considered too low compared to other available instruments. Of the $90.1 million one- to four-family mortgage loans purchased during the year ended September 30, 2000, $10.5 million were loans secured by properties located outside of the Company's primary market area. The Company's mortgage banking operation in Illinois purchased $56.2 million one- to four-family mortgage loans for resale in the secondary market during the year ended September 30, 2000.

The purchasing of "pools" of loans can result in a higher level of risk due to the Company not fully controlling the origination process. Efforts taken to mitigate the additional risk include a due diligence process prior to the actual purchase. This process typically encompasses a review of the payment histories as well as an analysis of the geographic concentration of the loans contained in the package. It also includes the individual re-underwriting of the loan file and verification of collateral value on a sample of loans.

LOAN ORIGINATION, SERVICING AND OTHER FEES

In addition to interest earned on loans, the Company receives income through fees in connection with loan originations, loan sales, loan modifications, late payments and for miscellaneous services related to its loans, including loan servicing. Income from these activities varies from period to period with the volume and type of loans originated.

In connection with the origination of mortgage loans, the Company typically charges fees for processing and closing loans in addition to requiring borrower reimbursement of out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, flood determination and other items. The Company also may charge points for the origination of loans in exchange for a lower interest rate on the loan itself. However, with the availability of zero point mortgage loans in recent years, most borrowers typically accept a slightly higher interest rate and pay zero points. A borrower pays commitment fees at the time of a loan commitment, whereas the origination and discount fees are paid at the time of closing. Commitment fees are periodically collected on commercial real estate or multi-family mortgage loans but are rarely collected as part of the origination of one- to four-family mortgage loans.

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

NON-PERFORMING ASSETS

Loans are placed on nonaccrual status when, in the judgment of Company management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. Assuming no significant mitigating circumstances, the Company discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more. When a loan is placed on nonaccrual status, all of the accrued interest on it is reversed by way of a charge to interest income. Interest income is recorded on nonaccrual loans when cash payments of interest are received. The accrual of interest on a nonaccrual loan is resumed when the loan is brought to less than 90 days delinquent unless management believes the collection of the outstanding loan principal and contractually due interest is in doubt.

Property acquired by the Company as a result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed property. Foreclosed property is recorded at the lower of the unpaid principal balance of the related loan or the fair market value of the real estate acquired less the estimated costs to sell the real estate. The amount by which the recorded loan balance exceeds the fair market value of the real estate acquired less the estimated costs to sell the real estate is charged against the allowance for loan losses at the date title is received. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At September 30, 2000, the Company had two loans classified as foreclosed property with a total combined carrying value of $241,000.


Non-performing loans include loans placed on nonaccrual status and troubled debt restructurings. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets:


                                                                 AT SEPTEMBER 30,
                                   -----------------------------------------------------------------------------
                                       2000            1999            1998            1997            1996
                                   -------------   -------------   -------------   -------------   -------------
                                                                  (In thousands)

One-to four-family mortgage loans.      $   793         $   464         $   600         $   660         $    44
Multifamily mortgage loans........            -               -               -               -               -
Commercial real estate loans......            -             848             833             850               -
                                   -------------   -------------   -------------   -------------   -------------
     Total non-performing
        mortgage loans............          793           1,312           1,433           1,510              44
Commercial loans..................       11,531             964             593             100               -
Consumer loans....................          653             564             835           1,385           3,846
                                   -------------   -------------   -------------   -------------   -------------
     Total non-performing loans...       12,977           2,840           2,861           2,995           3,890
Foreclosed properties.............          241             371              63             416              80
                                   -------------   -------------   -------------   -------------   -------------
     Total non-performing assets..    $  13,218        $  3,211       $   2,924        $  3,411        $  3,970
                                   =============   =============   =============   =============   =============

Total non-performing loans to
   gross loans....................         0.95 %          0.23 %          0.29  %         0.38  %         0.58 %
Allowance for loan losses to
   total non-performing loans.....        80.17          329.44          263.19          207.08          134.11
Total non-performing assets to
   total assets...................         0.53            0.13            0.16            0.21            0.28

Interest on non-performing loans
   on the accrual basis...........     $  1,138         $   274         $   388         $   647         $   296
Actual interest received on
   non-performing loans...........          848             150             161             206              11
                                   -------------   -------------   -------------   -------------   -------------
Net reduction of interest income..      $   290         $   124         $   227         $   441         $   285
                                   =============   =============   =============   =============   =============



CLASSIFICATION OF ASSETS

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions by regulatory authorities, regulatory examiners have authority to identify problem assets as "Substandard," "Doubtful" or "Loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the Company is not warranted. Assets classified as Substandard or Doubtful require the Company to establish prudent general allowances for loan losses. Assets classified as Loss must either be charged off or must have a specific allowance established for 100% of the asset classified as a Loss. At September 30, 2000, the Company had assets classified as Substandard of $17.6 million, $740,000 classified as Doubtful, and $335,000 classified as Loss. The Substandard classification includes a $10 commercial loan credit that was added to non-accrual status during the quarter ended September 30, 2000. The Company is a participant with other financial institutions in a credit facility to a company in the food industry. That borrower has not made an interest payment since August 2000. Management has taken the current known status about this credit into account in establishing its allowance for loan losses and in the level of provision taken in the quarter ended September 30, 2000. The FDIC examination policies also include a "Special Mention" category, consisting of assets which currently do not expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At September 30, 2000, $3.6 million of the Company's assets were classified as Special Mention.

Except for the aforementioned loans included in non-performing assets, the classified assets principally consist of residential mortgage, consumer loans, commercial real estate loans, commercial loans and foreclosed properties. None of these remaining classified assets are considered to represent either individually or in the aggregate any material loss to the Company; however, such risk has been considered in establishing the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES

Under federal regulations, when an insured institution classifies problem assets as either Substandard or Doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Company may establish specific loss reserves against specific assets in which a loss may be realized. General allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize losses on particular problem assets. The Company's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the Company's regulators which can order the establishment of additional general or specific loss allowances.

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

A summary of activity in the allowance for losses on loans follows:


                                                                      YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                  ---------     ---------     ----------    ----------    ----------
                                                                           (In thousands)
Balance at beginning of year                       $ 9,356       $ 7,530        $ 6,202       $ 5,217       $ 4,076
Provision for loan losses..................          2,509         1,920          2,300         1,280         1,300
Charge-Offs:
     Mortgage Loans:
        One- to four-family.................           124            59            176            24            15
        Multifamily.........................             -             -              -             -             -
        Commercial real estate..............           782             -              -             -             -
        Home equity.........................           183            51             71             -             6
     Consumer...............................           380           316            740         2,028           167
     Commercial and agricultural............            94            21             12             2             -
                                                  ---------     ---------     ----------    ----------    ----------
           Total charge-offs................         1,563           447            999         2,054           188

Recoveries:
     Mortgage Loans:
        One- to four-family.................            31             -              -             -             -
        Multifamily.........................             -             -              -             -             -
        Commercial real estate..............             -             -              -             -             -
        Home equity.........................            16            16              -             -            21
     Consumer...............................            55            33             27            80             8
     Commercial and agricultural............             -             1              -             1             -
                                                  ---------     ---------     ----------    ----------    ----------
           Total recoveries.................           102            50             27            81            29
                                                  ---------     ---------     ----------    ----------    ----------

Net charge-offs............................          1,461           397            972         1,973           159
Acquired bank's allowance..................              -           303              -         1,678             -

                                                  ---------     ---------     ----------    ----------    ----------
Balance at end of year.....................       $ 10,404       $ 9,356        $ 7,530       $ 6,202       $ 5,217
                                                  =========     =========     ==========    ==========    ==========

Ratio of allowance for loan losses to
gross loans receivable at end of year......          0.76%         0.75%          0.77%         0.79%         0.78%

Ratio of allowance for loan losses to
non-performing loans at end of year........            80%          329%           263%          207%          134%

Ratio of net charge-offs to average
gross loans during year....................          0.12%         0.04%          0.12%         0.30%         0.03%

Management is aware of no material loans where serious doubts exist as to the ability of the borrower to comply with the loan terms, except for the single commercial loan previously discussed.

The following table shows the Company's total allowance for loan losses and the allocation to the various categories of loans at the dates indicated.


                                                                    AT SEPTEMBER 30,
                                 ---------------------------------------------------------------------------------------
                                            2000                          1999                          1998
                                 ---------------------------- ----------------------------- ----------------------------
                                                      % OF                          % OF                         % OF
                                            % OF    LOANS IN              % OF    LOANS IN              % OF    LOANS IN
                                           TOTAL    CATEGORY             TOTAL    CATEGORY             TOTAL    CATEGORY
                                          LOANS BY  TO TOTAL            LOANS BY  TO TOTAL            LOANS BY  TO TOTAL
                                 AMOUNT   CATEGORY   LOANS     AMOUNT   CATEGORY   LOANS     AMOUNT   CATEGORY   LOANS
                                 -------  --------  --------   -------  --------  --------  --------- --------- --------
                                                                     (In thousands)
Breakdown of Allowance:
    Mortgage loans:
      One- to four-family....... $ 1,555   0.33%     34.0%     $ 1,368   0.34%     32.1%     $ 1,186    0.36%    33.4%
      Multi-family..............     717   0.55%      9.5%       1,032   0.64%     13.0%         765    0.73%    10.8%
      Commercial real estate....   2,318   0.76%     22.4%       2,879   1.14%     20.3%       2,035    1.19%    17.6%
      Home equity...............     948   0.50%     13.8%         949   0.61%     12.6%         746    0.52%    14.7%
                                 -------            ------     -------            ------     -------            ------
    Total mortgage loans........   5,538             79.7%       6,228             78.0%       4,732             76.5%
    Consumer....................   1,578   1.25%      9.2%       1,059   0.71%     12.0%       1,074    0.80%    13.8%
    Commercial and agriculture..   3,288   2.16%     11.1%       2,069   1.67%     10.0%       1,724    1.84%     9.7%
                                 -------            ------     -------            ------     -------            ------
      Total allowance for loan
      losses.................... $ 10,404           100.0%     $ 9,356            100.0%     $ 7,530            100.0%
                                 ========           ======     =======            ======     =======            ======



                                                      AT SEPTEMBER 30,
                                 ----------------------------------------------------------
                                            1997                          1996
                                 ---------------------------- -----------------------------
                                                      % OF                          % OF
                                            % OF    LOANS IN              % OF    LOANS IN
                                           TOTAL    CATEGORY             TOTAL    CATEGORY
                                          LOANS BY  TO TOTAL            LOANS BY  TO TOTAL
                                 AMOUNT   CATEGORY   LOANS     AMOUNT   CATEGORY   LOANS
                                 -------  --------  --------   -------  --------- ---------
                                                       (In thousands)
Breakdown of Allowance:
    Mortgage loans:
      One- to four-family.......  $  925   0.32%      36.6%     $  957   0.32%     45.3%
      Multi-family..............     670   0.66%      12.9%        840   0.81%     15.4%
      Commercial real estate....   1,281   1.46%      11.2%        593   1.28%      6.9%
      Home equity...............     629   0.55%      14.7%        449   0.50%     13.5%
                                 -------             ------     ------            ------
    Total mortgage loans........   3,505              75.4%      2,839             81.1%
    Consumer....................     717   0.59%      15.4%      2,128   2.12%     15.0%
    Commercial and agriculture..   1,980   2.74%       9.2%        250   0.99%      3.9%
                                 -------             ------     ------            ------
      Total allowance for loan
      losses.................... $ 6,202             100.0%     $5,217            100.0%
                                 =======             ======     ======            ======

The increase in the reserves allocated to commercial and agriculture in the current year reflects the Company's increased lending volume and the aforementioned $10.0 million commercial loan credit that was added to nonaccrual status during the quarter ended September 30, 2000.

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

The Company determines the appropriate classification of securities at the time of purchase based on regulatory and accounting guidelines. The Company has incorporated the requirements of those guidelines into the Company's investment policy and has categorized its investments in three separate categories: (i) Held to Maturity: debt and mortgage-backed and related securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost; (ii) Available for Sale: debt and mortgage-backed and related securities not classified as held to maturity, or trading and marketable equity securities not classified as trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity; and (iii)
Trading: the Company maintains a separate portfolio of assets which are carried at market value and have been acquired for short term/trading purposes, to enhance the Company's financial results, with unrealized gains or losses recognized in current income.

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

When purchased by the Company, these securities have credit ratings of A or better and meet the Federal Financial Institutions Examination Council definition of low-risk securities. At September 30, 2000, private-issue mortgage-backed securities, CMO's and REMIC's totaled $623.5 million, 97% of which had a credit rating of AAA and 3% of which had a credit rating of AA. At September 30, 1999, private-issue mortgage-backed securities, CMO's and REMIC's totaled $721.5 million, 82% of which had a credit rating of AAA, 13% of which had a credit rating of AA, 3% of which had a credit rating of A, and 2% of which had a credit rating lower than A.

The Company has been reducing the amount of its mortgage-backed securities portfolio during the year ended September 30, 2000, and management anticipates that this type of balance sheet restructuring will be an ongoing strategic initiative of the Company in fiscal 2001. During fiscal 2000, the Company reduced the size of the mortgage-backed securities and investment securities portfolios from $1.2 billion at September 30, 1999 to $1.0 billion at September 30, 2000. The Company used the funds generated from the repayment of principal from the mortgage-backed securities and investment securities portfolios to fund the growth in the loan portfolio.

At September 30, 2000, the aggregate securities of any single issuer (excluding securities of the U.S. government and U.S. government agencies and corporations) did not exceed 10% of the Company's shareholders' equity.

COMPOSITION OF THE COMPANY'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO

Held to Maturity. At September 30, 2000, the Company held $27.1 million in its mortgage-backed and related securities held to maturity portfolio. The estimated market value of those securities at that date was $26.5 million. Of this amount, at September 30, 2000, 100% were fixed rate REMIC securities. At September 30, 2000, the mortgage-backed and related securities held to maturity portfolio represented 1.1% of the Company's total assets compared to $39.5 million or 1.6% of total assets at September 30, 1999.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities held to maturity at September 30, 2000.


                       -------------------------------------------------------
                          OVER FIVE YEARS TO
                               TEN YEARS                 OVER TEN YEARS
                       --------------------------  ---------------------------
                                      WEIGHTED                     WEIGHTED
                        AMORTIZED      AVERAGE      AMORTIZED       AVERAGE
                          COST          YIELD         COST           YIELD
                       ------------  ------------  ------------   ------------
                                          (In thousands)
REMIC's:
Private Issue........     $  7,256      6.47%         $ 19,832       6.80%
                       ------------                ------------
                          $  7,256                    $ 19,832
                       ============                ============


                       -------------------------------------------------------
                                               TOTAL
                       -------------------------------------------------------
                         AVERAGE
                        REMAINING                   ESTIMATED      WEIGHTED
                        YEARS TO      AMORTIZED       FAIR          AVERAGE
                        MATURITY        COST          VALUE          YIELD
                       ------------  ------------  ------------   ------------
                                          (In thousands)

REMIC's:
Private Issue........     19.25         $ 27,088      $ 26,479       6.71%
                                     ------------  ------------
                                        $ 27,088      $ 26,479
                                     ============  ============


Available for Sale. At September 30, 2000, the Company had mortgage-backed and related securities available for sale with a carrying value of $777.9 million and an estimated market value of $777.9 million which comprised 31.2% of total assets. Of these, $28.7 million were MBS's issued by various federal agencies, $42.7 million were private issue MBS's, $152.2 million were agency REMIC's, and $554.3 million were private issue REMIC's. At September 30, 1999, the Company's mortgage-backed and related securities available for sale were $919.9 million, representing 37.2% of total assets. Of these, $31.3 million were MBS's issued by various federal agencies, $69.5 million were private issue MBS's, $205.9 million were agency REMIC's, and $613.2 million were private issue REMIC's. Although there may be various subordination levels within the MBS or REMIC structure or levels of collateral underlying the securities that should protect the Company's position in the securities, private issue securities represent an additional level of credit risk when compared with agency issue securities.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities available for sale at September 30, 2000.

                       ------------------------------------------------------------------------------------
                           OVER ONE YEAR TO            OVER FIVE YEARS TO
                             FIVE YEARS                   TEN YEARS                  OVER TEN YEARS
                       --------------------------  ---------------------------  ---------------------------
                                       WEIGHTED                    WEIGHTED                     WEIGHTED
                        AMORTIZED      AVERAGE      AMORTIZED       AVERAGE      AMORTIZED       AVERAGE
                          COST          YIELD         COST           YIELD         COST           YIELD
                       ------------   -----------  ------------   ------------  ------------   ------------
                                                         (In thousands)
Participation certificates:
FNMA.................       $    -        -             $    -         -           $ 29,038       6.52%
FHLMC................          758      5.32%                -         -                  -         -
Private Issue........            -        -                996       7.00%           42,807       6.79%



REMIC's:
FNMA.................           57      9.00%              236       6.72%           27,955       5.78%
FHLMC................            -        -             18,708       6.12%          111,762       6.38%
Private Issue........            -        -             48,118       6.40%          522,096       6.82%
                            ------                    --------                    ---------
                            $  815                    $ 68,058                    $ 733,657
                            ======                    ========                    =========



                                     -------------------------------------------------------
                                                             TOTAL
                                     -------------------------------------------------------
                                       AVERAGE
                                      REMAINING                    ESTIMATED     WEIGHTED
                                      YEARS TO      AMORTIZED        FAIR         AVERAGE
                                      MATURITY        COST           VALUE         YIELD
                                    ------------  ------------   ------------  ------------
                                                         (In thousands)

Participation certificates:

FNMA.................                   28.92         $ 29,038       $ 27,938      6.52%
FHLMC................                    0.75              758            762      5.32%
Private Issue........                   25.86           43,803         42,694      6.80%



REMIC's:
FNMA.................                   22.71           28,248         27,529      5.80%
FHLMC................                   21.36          130,470        124,662      6.34%
Private Issue........                   25.17          570,214        554,333      6.78%
                                                   -----------    -----------
                                                      $802,531       $777,918
                                                   ===========    ===========

Held for Trading. At September 30, 2000 and 1999, the Company did not have any securities in its trading portfolio. The trading portfolio of the Company has typically carried various mortgage-backed or related securities that are purchased for short-term trading profits or securities that are required to be classified as such by regulatory definition. The Company may from time to time originate mortgage loans which are swapped for mortgage-backed securities backed by the original loans. These securities are classified as trading securities by the Company as it is the Company's intent to sell those securities over a short period of time.

OTHER SECURITIES

The Company invests in various types of investment-grade quality liquid assets that are permissible investments for federally chartered savings associations, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, federal funds and, from time to time, repurchase agreements. Subject to various restrictions applicable to all federally chartered savings associations, the Company also invests its assets in commercial paper, investment grade corporate debt securities, municipal securities, asset-backed securities and mutual funds, the assets of which conform to the investments the Company is otherwise authorized to make directly. Debt securities are classified as either available for sale or held to maturity at the time of purchase, and carried at market value if available for sale or at amortized cost if held to maturity.

COMPOSITION OF THE COMPANY'S DEBT AND EQUITY SECURITIES PORTFOLIO

Held to Maturity. At September 30, 2000, the Company had debt securities with an amortized cost of $510,000 and an estimated market value of $522,000. The entire amount was state and municipal obligations. The Company purchases debt securities that are in the top three investment grades (A or better) at the time that the investment is made.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities held to maturity at September 30, 2000. The yields on the municipal securities represent their taxable-equivalent yield. (Note: all state and municipal obligations had a weighted term to maturity of over one year to five years.)



                                             -----------------------------------------------------
                                                                    TOTAL
                                             -----------------------------------------------------
                                                AVERAGE
                                               REMAINING                 ESTIMATED     WEIGHTED
                                               YEARS TO     AMORTIZED      FAIR        AVERAGE
                                               MATURITY       COST         VALUE        YIELD
                                             ------------ ------------ ------------  -----------
                                                                 (In thousands)

State and municipal obligations...........       2.00          $   510      $   522     6.10%
                                                           -----------  -----------
                                                               $   510      $   522
                                                           ===========  ===========

AVAILABLE FOR SALE.

At September 30, 2000, the Company had securities available for sale with an amortized cost of $220.0 million and an estimated market value of $213.8 million. Of the total amount, $218.1 million were U.S. Treasury or agency obligations, $0.1 million were corporate notes and bonds, and $1.8 million were marketable equity securities, primarily shares of mutual funds invested in bank or thrift eligible securities.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities available for sale at September 30, 2000. The yields on the municipal securities represent their taxable-equivalent yield.



                                 -------------------------------------------------------------------------------
                                                               OVER ONE YEAR TO          OVER FIVE YEARS TO
                                    LESS THAN ONE YEAR            FIVE YEARS                  TEN YEARS
                                 ------------------------- -------------------------  --------------------------
                                               WEIGHTED                  WEIGHTED                    WEIGHTED
                                  AMORTIZED     AVERAGE     AMORTIZED     AVERAGE     AMORTIZED      AVERAGE
                                    COST         YIELD        COST         YIELD         COST         YIELD
                                 ------------ ------------ ------------ ------------  -----------  -------------
                                                             (Dollars in thousands)
U.S. Treasury and agency
   obligations................     $  52,966     4.78%       $ 104,668     6.11%        $ 50,482      6.18%
Corporate notes and bonds.....            99     5.60%               -       -                 -        -
Marketable equity securities..           103     6.06%               -       -                 -        -
                                 -----------               -----------                ----------
                                   $  53,168                 $ 104,668                  $ 50,482
                                 ===========               ===========                ==========




                                 ------------------------- -----------------------------------------------------
                                      OVER TEN YEARS                              TOTAL
                                 ------------------------- -----------------------------------------------------
                                                             AVERAGE
                                               WEIGHTED     REMAINING                 ESTIMATED      WEIGHTED
                                  AMORTIZED     AVERAGE     YEARS TO     AMORTIZED       FAIR        AVERAGE
                                    COST         YIELD      MATURITY       COST         VALUE         YIELD
                                 ------------ ------------ ------------ ------------  -----------  -------------
                                                             (Dollars in thousands)
U.S. Treasury and agency
   obligations................     $  10,000     6.50%         4.10       $ 218,116    $ 212,179      5.81%
Corporate notes and bonds.....             -       -           0.25              99           99      5.60%
Marketable equity securities..         1,643     1.24%        11.73           1,746        1,570      1.52%
                                 -----------                            -----------   ----------
                                   $  11,643                              $ 219,961    $ 213,848
                                 ===========                            ===========   ==========

AFFORDABLE HOUSING ACTIVITIES

The Company, through the Bank's subsidiary St. Francis Equity Properties ("SFEP"), invests in affordable housing properties throughout the State of Wisconsin. The properties qualify for tax credits under Section 42 of the Internal Revenue Code ("Code"). Typically, SFEP will commit to the equity funding of a specific property that a developer has submitted to WHEDA for approval and received. The developer then builds the property, generally with financing from the Bank, with final equity funding from SFEP coming at the completion of construction. Each property is structured as a limited liability partnership ("LLP") or limited liability corporation ("LLC"), with SFEP being a 98% or 99% partner or member in each individual LLP or LLC.

The financial condition, results of operations and cash flows of each LLP or LLC is consolidated in the Company's financial statements. The operations of the properties are not expected to contribute significantly to the Company's net income before income taxes. However, the properties do contribute in the form of income tax credits, which lower the Company's effective tax rate. Once established, the credits on each property last for ten years and are passed through from the LLP or LLC to SFEP and reduce the consolidated federal tax liability of the Company. Gross revenues of SFEP were $3.0 million, $3.7 million and $5.1 million for the years ended September 30, 2000, 1999 and 1998 respectively. Gross expenses of SFEP were $3.2 million, $3.8 million and $5.3 million for each of the three years, respectively. The net operating loss of SFEP results in an income tax benefit which is then increased by the income tax credits which totaled $2.6 million, $3.0 million and $4.2 million for the years ended September 30, 2000, 1999 and 1998, respectively.

At September 30, 2000, the amount invested in affordable housing projects was $27.1 million compared with $28.4 million at September 30, 1999. SFEP was a equity partner in 12 projects in each of those years. During the year ended September 30, 1999, the Company realized gains of $1.2 million on the sale of 13 affordable housing projects which had been classified as real estate held for sale at September 30, 1998. The Company's decision to dispose of several properties was the result of a review of its consolidated federal tax return. Under the alternative minimum tax rules, the Company is currently carrying forward tax credits that it has not utilized on its tax return. Although all tax credits are expected to be used before their expiration, sale of the properties will allow the Company to utilize tax credits sooner on its consolidated federal tax return. At September 30, 2000, the Company has a tax credit carryforward of $4.8 million.

The primary risk to the Company's results of operations from the affordable housing investments involves the maintenance of the tax credits. The Company has instituted several procedures which it believes will result in the maintenance of the tax credits. Those procedures include an outside audit of the individual LLP or LLC, including tenant compliance records, an outside audit of the original development costs, review of the LLP or LLC and tenant compliance records by the Company's staff, and a review of audit and compliance records of the LLP or LLC performed by WHEDA. The Company believes that it has maintained compliance on all of its properties and that through September 30, 2000, no income tax credits are at risk. Other risks of the affordable housing investments include the risks common to the owning and operating of apartment units.

SOURCES OF FUNDS

GENERAL

The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, including brokered deposits, proceeds from principal and interest payment on loans, mortgage-backed and related securities and debt and equity securities, FHLB advances, and to a lesser extent, reverse repurchase agreements. Loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels, or they also may be used on a longer-term basis to support expanded lending or investment activities. The Company utilizes advances from the FHLB and reverse repurchase agreements as sources for its borrowings. At September 30, 2000 and 1999, the Company had advances from the FHLB of $532.0 million or 22.5% of total liabilities, and $607.5 million or 25.9% of total liabilities, respectively. At September 30, 2000 and 1999, the Company had reverse repurchase agreements outstanding of $246.0 million or 10.4% of total liabilities, and $177.7 million or 7.6% of total liabilities, respectively. Of the Company's outstanding FHLB advances at September 30, 2000, $425.0 million will mature or may be called before September 30, 2001.

DEPOSITS

The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of demand accounts (checking and money market demand accounts ("MMDA")), passbook, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas in which its branches are located, and the Company relies principally on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types of advertising and promotions to attract and retain deposit accounts also are used. Deposit promotions may involve the use of specific advertising for a type of deposit or it may include some form of pricing incentive: either a deposit product with a higher rate than currently offered by most competitors in the Company's market area, or a temporary pricing concession for a limited period of time. The Company also uses brokered deposits as a funding source for its business activities. The brokered deposits are used to fund the general operating activities of the Company and to fund the Company's mortgage-backed and related securities portfolio. At September 30, 2000, the Company had $341.3 million of brokered deposits, representing 23.2% of total deposits, compared to $421.8 million or 28.4% of total deposits at September 30, 1999. Maturities of brokered certificates range from three months to ten years and include certificates that are callable at the option of the Company. The average maturity of brokered deposits was 67 months at September 30, 2000 and 64 months at September 30, 1999. The Company has used brokered deposits to fund operational activities when such funds offer a better or quicker funding source than retail deposits or FHLB advances.

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

At September 30, 2000, the Company had outstanding $63.1 million in certificates of deposit, net of brokered deposits, in amounts of $100,000 or more maturing as follows:



                                                                         AMOUNT AT
                                                                     SEPTEMBER 30, 2000
                                                                    -------------------
                                                                       (In thousands)
         Three months or less.....................................       $  4,597
         Over three through six months............................         16,401
         Over six months through twelve months....................         16,372
         Over twelve months.......................................         25,686
                                                                   --------------
                             Total................................       $ 63,056
                                                                   ==============

The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the average nominal interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented. In this table, brokered deposits are included with certificates.



                                                             SEPTEMBER 30,
                            -------------------------------------------------------------------------------
                                              2000                                     1999
                            --------------------------------------   --------------------------------------
                                             PERCENT     AVERAGE                      PERCENT     AVERAGE
                                            OF TOTAL      STATED                     OF TOTAL      STATED
                               AMOUNT       DEPOSITS      RATE          AMOUNT       DEPOSITS       RATE
                            -------------  -----------  ----------   -------------  -----------  ----------
                                                            (In thousands)

Demand deposits:
    Non-interest bearing...    $  87,072         5.9%       -           $  73,906         5.0%       -
    Interest bearing.......       78,580         5.3%     0.80%            68,621         4.6%     1.14%
Passbook accounts.........        91,544         6.2%     1.95%           115,638         7.8%     2.29%
Money market
    demand accounts........      369,038        25.1%     5.26%           360,360        24.3%     4.29%
Certificates..............       845,647        57.5%     6.25%           865,778        58.3%     5.66%
                            ------------   ----------                ------------   ----------
Total deposits............   $ 1,471,881       100.0%     5.07%       $ 1,484,303       100.0%     4.58%
                            ============   ==========                ============   ==========




                                        SEPTEMBER 30,
                            --------------------------------------
                                              1998
                            --------------------------------------
                                             PERCENT     AVERAGE
                                            OF TOTAL      STATED
                               AMOUNT       DEPOSITS       RATE
                            -------------  -----------  ----------
                                        (In thousands)
Demand deposits:
    Non-interest bearing...    $  66,337         5.4%       -
    Interest bearing.......       61,821         5.1%     1.34%
Passbook accounts.........       133,282        11.0%     3.30%
Money market
    Demand accounts........      323,088        26.5%     4.81%
Certificates..............       632,346        52.0%     5.85%
                            ------------  -----------
Total deposits............   $ 1,216,874       100.0%     4.75%
                            ============  ===========

BORROWINGS AND OTHER FINANCING TRANSACTIONS

Although deposits are the Company's largest source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The primary source of borrowing is advances from the FHLB which are collateralized by the capital stock of the FHLB held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB will advance to member institutions for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the OTS and the FHLB. At September 30, 2000, the Company's FHLB advances totaled $532.0 million, representing 22.5% of total liabilities, a decrease from the $607.5 million outstanding at September 30, 1999. At September 30, 2000, the Company had additional borrowing capacity of $93.7 million from the FHLB; however, additional securities may have to be pledged as collateral and additional FHLB stock may have to be purchased.

Of the Company's outstanding FHLB advances at September 30, 2000, $425.0 million will mature before September 30, 2001. Included in the amount maturing within one year are $370.0 million of convertible fixed rate advances ("CFA" or "CFAs"). A CFA is an advance that allows the FHLB to demand repayment prior to the stated maturity date of the advance in accordance with its contractual terms. In the event interest rates rise, the FHLB will more than likely exercise its right to demand repayment of the CFA. In that case, the Bank will have the option of seeking alternative funding arrangements, if necessary, which may be to enter into another CFA at the then prevailing interest rates or entering into other funding arrangements. At September 30, 2000, the $370.0 million of outstanding CFAs have a maturity of four to six years and are puttable by the FHLB during the next fiscal year and quarterly thereafter.

The Company also utilizes reverse repurchase agreements as a funding source. A reverse repurchase agreement is a transaction between the Company and a broker whereby the Company borrows money against a specific asset, generally a mortgage-backed and related security, for a set interest rate for a specified term. The reverse repurchase agreements generally have terms of 30 to 60 days. At September 30, 2000 and 1999, the Company had $246.0 million and $177.7 million, respectively, of reverse repurchase agreements.

The Company's borrowings from time to time include Federal funds purchased. At September 30, 2000 and 1999, the Company had $45.0 million and $25.0 million, respectively, of Federal funds purchased.

In fiscal 1997, The Company established a line of credit with a third party lending institution for purposes of funding corporate activities of the Company. These typically include dividends, share repurchases and acquisitions. Dividends received from the Bank are used as the primary source of cash to pay principal and interest on the line of credit. The line of credit has a maximum borrowing amount of $40.0 million and is collateralized by the stock of the Bank. At September 30, 2000 and 1999, the Company had $36.0 and $21.0 million, respectively, outstanding on the line of credit.

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


                                                                     AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                                     ---------------------------------------
                                                                        2000         1999          1998
------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
FHLB advances:
      Average balance outstanding...............................      $ 572,800     $ 580,842     $ 402,929
      Maximum amount outstanding at any month-end during
            the year............................................        634,446       645,051       469,051
      Balance outstanding at end of year........................        532,000       607,546       452,051
      Weighted average interest rate during the year (1)........          5.42%         4.94%         5.56%
      Weighted average interest rate at end of year.............          5.61%         5.02%         5.41%
Reverse repurchase agreements:
      Average balance outstanding...............................      $ 211,572     $ 125,210      $ 15,116
      Maximum amount outstanding at any month-end during
            the year............................................        260,579       205,010        30,550
      Balance outstanding at end of year........................        245,993       177,654        30,550
      Weighted average interest rate during the year (1)........          6.06%         4.29%         2.31%
      Weighted average interest rate at end of year.............          6.59%         5.35%         0.32%
Bank line of credit:
      Average balance outstanding...............................        $26,417      $ 24,750       $ 9,000
      Maximum amount outstanding at any month-end during
            the year.............................................        36,000        30,000        18,000
      Balance outstanding at end of year........................         36,000        21,000        18,000
      Weighted average interest rate during the year (1)........          7.44%         6.39%         6.94%
      Weighted average interest rate at end of year.............          7.90%         6.62%         6.74%
Total advances, reverse repurchase agreements
and bank line of credit:........................................
      Average balance outstanding...............................       $810,789     $ 730,802     $ 427,045

      Maximum amount outstanding at any month-end during
            the year............................................        931,025       851,601       517,601
      Balance outstanding at end of year........................        813,993       806,200       500,601
      Weighted average interest rate during the year (1)........          5.65%         4.99%         5.51%
      Weighted average interest rate at end of year.............          5.65%         5.16%         5.16%


(1)   Computed on the basis of average daily balances.


SUBSIDIARY ACTIVITIES

During the fiscal year ended September 30, 2000, the Bank had four wholly owned subsidiaries: SF Insurance Services Corporation ("SF Insurance"), St.
Francis Equity Properties, Inc. ("SFEP"), SF Investment Corporation ("SF Investment") and St. Francis Mortgage Corporation ("SF Mortgage").

SF INSURANCE.

SF Insurance is a Wisconsin corporation and offers fixed annuities, indexed annuities, life insurance, disability income and survivorship life sold exclusively through licensed agents who also are employees of the Bank. The Bank is reimbursed by SF Insurance for administration and sales services provided by the Bank to SF Insurance. At September 30, 2000, the Bank's total investment in SF Insurance was approximately $302,000, and SF Insurance's assets of $298,000 consisted primarily of cash.

SFEP.

SFEP is a Wisconsin corporation incorporated in February 1993 to own, operate and develop multi-family rental property, either as a limited partner or through other ownership status, for investment and subsequent resale. Properties include projects for low-to-moderate income housing, which would qualify for tax credits under Section 42 of the Code. SFEP is currently a limited partner in 12 projects within the state of

Wisconsin. Additionally, the Bank has provided financing to all of the projects. However, the primary return to the Company on these projects is in the form of tax credits earned over the first ten years of the projects life. At September 30, 2000, the Bank had loans outstanding to such projects of $13.4 million. At September 30, 2000, the Bank's total investment in SFEP was approximately $6.9 million and SFEP assets of $34.7 million consisted primarily of its interests in the properties developed. See "-Affordable Housing Activities."

SF INVESTMENT.

SF Investment is a company incorporated in Nevada for the purpose of managing a portion of the Bank's investment portfolio. At September 30, 2000, the Bank's total investment in SF Investment was approximately $409.6 million and the assets consisted primarily of mortgage-backed and related securities.

SF MORTGAGE.

SF Mortgage is a Wisconsin corporation with an office in Illinois that is in the business of purchasing loans originated by mortgage brokers in the Midwest and then selling these loans to various investors. At September 30, 2000, the Bank's total investment in SF Mortgage was approximately $512,000, and SF Mortgage's assets of $3.7 million consisted primarily of mortgage loans held for sale.

PERSONNEL

As of September 30, 2000, the Company had 350 full-time employees and 130 part-time employees. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good.

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

STATE TAXATION

The State of Wisconsin imposes a tax on the Wisconsin taxable income of corporations, including savings institutions, at the rate of 7.9%. The State of Illinois imposes a replacement tax and income tax on the Illinois taxable income of corporations at the rates of 2.5% and 4.8%, respectively.

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

The Bank is required to file periodic reports with the OTS Regional Director and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted, examiners may, among other things, require the Bank to provide for higher general or specific loan loss reserves or write down the value of certain assets. The last regular examination by the OTS was in December 1999.

ASSESSMENTS

Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's OTS assessment for the three month period ended June 30, 2000 was $193,000, based on Bank assets as of March 31, 2000 of $2.5 billion and the current OTS assessment rate.

QUALIFIED THRIFT LENDER REQUIREMENT

In order for the Bank to exercise the powers granted to SAIF-insured institutions and maintain full access to FHLB advances, it must qualify as a qualified thrift lender ("QTL"). Under the HOLA and OTS regulations, a savings institution is required to maintain a level of qualified thrift investments equal to at least 65% of its "portfolio assets" (as defined by statute) on a monthly basis for nine out of 12 months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of the residential mortgages and related investments. As of September 30, 2000, the Company maintained 91.3% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

FEDERAL REGULATIONS

The Bank is subject to federal regulations which address various issues including, but not limited to, insurance of deposits, capital requirements, and community reinvestment requirements.

NEW FINANCIAL SERVICES ACT

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act" or "Act") was signed into law. The new law does a number of things intended to increase competition in the financial services area, including repealing sections of the 1933 Glass-Steagall Act so that financial firms, such as banks, securities and insurance firms can affiliate with each other, through the formation of financial holding companies. The Act appoints the Federal Reserve as the "umbrella" regulator for such entities. The Act also restricts the chartering and transferring of unitary thrift holding companies, although it does not restrict the operations of unitary holding companies which were in existence prior to May 4, 1999, and which continue to meet the Qualified Thrift Lender Test and control only a single savings institution. The Company is a unitary holding company and it and the Bank presently meet these requirements. The Act adopts a number of consumer protections, including provisions aimed at protecting privacy of information and requiring disclosure of ATM usage charges. Many of the Act's provisions require regulatory action, including the promulgation of regulations, to become effective and it is too early to assess the eventual impact of the Act on either the financial services industry in general or the specific operations of the Company and the Bank.

INSURANCE OF DEPOSIT ACCOUNTS

The bank is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1999, payments for Savings Association Insurance Fund members approximated 6.1 basis points while Bank Insurance Fund members paid 1.2 basis points. Since January 1, 2000, there has been equal sharing of Financing Corporation payments between members of both insurance funds.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

CAPITAL REQUIREMENTS

OTS REGULATION

For the fiscal years ended September 30, 2000 and 1999, the OTS capital regulations require savings institutions to meet two capital standards: (i) "tier 1 core capital" in an amount not less than 4% of adjusted total assets and
(ii) "risk-based capital" of at least 8% of risk-weighted assets. Savings institutions must meet both standards to comply with the capital requirements.


The following table summarizes the Bank's capital ratios and the ratios required by federal regulations:



                                                             TO BE ADEQUATELY                  TO BE WELL
                                                            CAPITALIZED UNDER              CAPITALIZED UNDER
                                                            PROMPT CORRECTIVE              PROMPT CORRECTIVE
                                      ACTUAL                ACTION PROVISIONS              ACTION PROVISIONS
                               --------------------      -----------------------        -----------------------
                                AMOUNT       RATIO           AMOUNT       RATIO            AMOUNT       RATIO
-----------------------------  --------    --------      ------------  ---------        ------------  ---------
                                                             (In thousands)

As of September 30, 2000:

Tangible capital.............  $169,261    6.78%     > or = $ 99,893   > or = 4.0%    > or = $ 124,866   > or =  5.0%
Core capital ................   169,261    6.78%     > or =   99,893   > or = 4.0%    > or =   124,866   > or =  5.0%
Tier 1 risk-based capital....   169,261   10.92%     > or =   61,995   > or = 4.0%    > or =    92,993   > or =  6.0%
Risk-based capital...........   179,330   11.57%     > or =  123,991   > or = 8.0%    > or =   154,989   > or = 10.0%

As of September 30, 1999:

Tangible capital.............  $144,222    5.82%     > or = $ 99,136   > or = 4.0%    > or =  $123,921   > or =  5.0%
Core capital ................   144,222    5.82%     > or =   99,136   > or = 4.0%    > or =   123,921   > or =  5.0%
Tier 1 risk-based capital....   144,222    9.98%     > or =   57,803   > or = 4.0%    > or =    86,704   > or =  6.0%
Risk-based capital...........   153,578   10.63%     > or =  115,606   > or = 8.0%    > or =   144,507   > or = 10.0%


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

Members of the FHLB-Chicago are required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. Further, at no time shall advances (borrowings) from the FHLB-Chicago exceed 20 times the amount paid by such member for FHLB-Chicago capital stock. The

Bank is in compliance with these requirements with a total investment in FHLB-Chicago stock of $30.4 million at September 30, 2000.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions and make advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At September 30, 2000, the Bank had $532.0 million in advances from the FHLB-Chicago. See "Business of the Company."

RESERVE REQUIREMENTS

Regulation D, promulgated by the Federal Reserve Board ("FRB"), imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts). Under Regulation D, a depository institution must maintain average daily reserves equal to 3% on the first $46.5 million of transaction accounts. There is no reserve requirement on non-personal deposits. In addition, the first $4.9 million of otherwise reservable liabilities are exempt from the reserve requirement. The Bank must reserve for transaction accounts in excess of $46.5 million in an amount equal to 10% of such excess. These percentages and tranches are subject to adjustment by the FRB. As of September 30, 2000, the Bank met Regulation D reserve requirements.

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


ITEM 2.  PROPERTIES

The Company conducts its business through 22 full-service locations, two limited service offices in residential retirement communities, four loan production offices and a mortgage banking subsidiary based in Illinois. Eleven of the full-service branches are located in Milwaukee County, five are in Waukesha County, four are in Washington County, one in Ozaukee County, and one is in Walworth County. Management believes the current facilities are adequate to meet the present and immediately foreseeable needs of the Company. The total net book value of property owned by the Company was $21.4 million at September 30, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the three months ended September 30, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information as to the business experience is supplied with respect to the executive officers of the Company who do not serve on the Company's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected, nor are there any family relationships among them.

JAMES S. ECKEL, age 45, is an Executive Vice President of the Bank. Mr. Eckel has held his position with the Bank since January 1999. Prior to that Mr. Eckel was a Senior Vice President of the Bank.

JUDITH M. GAUVIN, age 42, is an Executive Vice President of the Bank. Ms. Gauvin has held her position with the Bank since October 1999. Prior to that Ms. Gauvin was a Senior Vice President of the Bank.

JAMES C. HAZZARD, age 55, is an Executive Vice President of the Bank. Mr. Hazzard has held his position with the Bank since September 1997. From November 1994 to September 1997, Mr. Hazzard was President of Bank Wisconsin.

WILLIAM R. HOTZ, age 55, is Secretary and General Counsel of the Company and of the Bank. Mr. Hotz joined the Company in those positions in May 1997. Prior to joining the Company and the Bank, Mr. Hotz was a shareholder of the law firm of von Briesen, Purtell & Roper, s.c.

WILLIAM T. JAMES, age 41, is an Executive Vice President of the Company and the Bank. Mr. James has held those positions since January 1999. Mr. James was a Senior Vice President of the Company and the Bank from 1997 to 1999. Prior to 1997, Mr. James was an Assistant Vice President of the Company and a Vice President of the Bank.

BRADLEY J. SMITH, age 45, is an Executive Vice President of the Bank. Mr. Smith became Executive Vice President of the Bank in January 1997. Prior to joining the Bank, Mr. Smith was a Senior Vice President of Provident Bank in Cincinnati, Ohio.

JON D. SORENSON, age 45, is Chief Financial Officer and Treasurer and is an Executive Vice President of the Company and of the Bank. Mr. Sorenson became Chief Financial Officer and Treasurer of the Company in

November 1992, and of the Bank in September 1997. From December 1992 to September 1997, Mr. Sorenson was a Senior Vice President of the Bank.


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

As of September 30, 2000, there were approximately 1,200 holders of record and approximately 2,850 beneficial holders owning a total of 9,437,197 shares.

The Company paid quarterly dividends of $0.05 per share starting in November 1995 and has increased the dividend by $0.01 per share in each of the following years. The dividend was increased to $0.10 per share in November 2000. No dividends were paid prior to November 1995. The Company executed a two-for-one stock split effective April 19, 1999. While there can be no assurance of the payment of future dividends, the Company anticipates that future dividends, if paid, would be paid on a quarterly basis in February, May, August and November. Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including regulatory restrictions which affect the payment of dividends by the Company's subsidiaries to the Company.

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

The Company's most recent share repurchase program for approximately 505,000 shares that was announced on April 22, 1999 was completed on June 30, 2000 at an average price of $14.43 per share. This was the tenth such repurchase program that the Company has undertaken. At September 30, 2000, an aggregate of 6,711,304 shares had been repurchased in all such repurchase programs at an average price of $13.19. On June 30, 2000, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding stock, or approximately 485,000 shares. The repurchase program was authorized to start June 30, 2000. At November 30, 2000, 297,500 shares had been repurchased at an average price of $14.79 per share.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.

                                                                      SEPTEMBER 30,
                                              --------------------------------------------------------------
                                                 2000         1999         1998         1997         1996
                                              ----------   ----------   ----------   ----------   ----------
                                                               (In thousands)
SELECTED FINANCIAL DATA:
Total assets...............................  $2,493,083   $2,476,199   $1,864,176   $1,660,649   $1,404,116
Cash and cash equivalents..................      34,747       32,562       30,746       42,858       22,459
Loans receivable, net......................   1,297,302    1,113,391      855,132      712,875      610,699
Mortgage loans held for sale...............       8,066        8,620       23,864       24,630       20,582
Debt securities held to maturity...........         510          810        1,817        3,833        6,215
Debt and equity securities available for
  sale.....................................     213,848      216,649      109,061       56,247       60,001
Mortgage-backed and related securities held
  to maturity..............................      27,088       39,475       63,087       66,849       68,392
Mortgage-backed and related securities
  available for sale.......................     777,918      919,879      634,003      620,716      519,766
Real estate held for investment............      27,145       28,402       29,997       51,476       36,865
Real estate held for sale..................           -            -       20,772            -            -
Deposits...................................   1,471,881    1,484,303    1,216,874    1,087,136      877,684
Advances from the FHLB and other borrowings     864,676      834,738      504,677      420,228      375,034
Shareholders' equity.......................     130,923      131,514      121,545      128,530      125,179


                                                                YEARS ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------
                                                 2000         1999         1998         1997         1996
                                              -----------  -----------  -----------  -----------  -----------
                                                     (In thousands, except per share data)
SELECTED OPERATING DATA:
Total interest and dividend income.........   $ 174,654    $ 145,545    $ 117,909    $ 108,146     $ 92,097
Total interest expense.....................     120,731       93,282       76,063       69,363       56,413
                                             ----------   ----------   ----------   ----------   ----------
Net interest income before provision for
  loan losses..............................      53,923       52,263       41,846       38,783       35,684
Provision for loan losses..................       2,509        1,920        2,300        1,280        1,300
                                             ----------   ----------   ----------   ----------   ----------
   Net interest income......................     51,414       50,343       39,546       37,503       34,384
Other operating income, net
Loan servicing and loan related fees.......       2,734        2,016        2,125        1,813        1,258
Impairment loss on mortgage-backed
  securities...............................           -           -            -        (3,400)          -
Securities gains/(losses)..................          12        (253)        1,243        2,015        3,420
Gain on sales of mortgage loans held for
  sale, net................................       1,133        2,806        4,367        1,562        1,057
Other operating income ....................      10,326       11,717       11,173        6,672        4,879
                                             ----------   ----------   ----------   ----------   ----------
   Total other operating income, net........     14,205       16,286       18,908        8,662       10,614
                                             ----------   ----------   ----------   ----------   ----------
General and administrative expenses (1)....      49,132       43,563       41,831       32,903       31,622
                                             ----------   ----------   ----------   ----------   ----------
Income before income tax expense...........      16,487       23,066       16,623       13,262       13,376
Income tax expense.........................       5,364        6,410        1,826        1,544        2,911
                                             ----------   ----------   ----------   ----------   ----------
        Net income.........................    $ 11,123     $ 16,656     $ 14,797     $ 11,718     $ 10,465
                                             ==========   ==========   ==========   ==========   ==========
        Basic earnings per share               $   1.13     $   1.78     $   1.51     $   1.17     $   0.96
                                             ==========   ==========   ==========   ==========   ==========
        Diluted earnings per share.........    $   1.12     $   1.70     $   1.43     $   1.10     $   0.91
                                             ==========   ==========   ==========   ==========   ==========
        Dividends per share................    $   0.36     $   0.32     $   0.28     $   0.24     $   0.20

------------------------

(1) General and administrative expenses for the year ended September 30, 1996 include a one-time special SAIF assessment of $4.2 million. General and administrative expenses for the year ended September 30, 2000 include the effect of an additional ESOP expense of $7.1 million voluntarily incurred by the Company to repay the remaining loan principal to its ESOP plan. See
     Note 15 to the Notes to Consolidated Financial Statements included under
     Item 8 of this Annual Report on Form 10-K.

                                                           At or For the Years Ended September 30,
                                                  ----------------------------------------------------------
                                                   2000          1999        1998         1997         1996
                                                  -------      -------      ------       ------       ------

 Selected Financial Ratios and Other Data:
 Performance Ratios (4):
    Return on average assets.................        0.44%        0.75%       0.87%        0.77%        0.82%
    Return on average equity.................        8.70        13.12       11.29         9.17         7.81
    Shareholders' equity to total assets.....        5.25         5.31        6.52         7.74         8.92
    Average shareholders' equity to average          5.11         5.73        7.71         8.37        10.48
   assets....................................
    Dividend payout ratio....................       32.14        18.82       19.65        21.82        21.98
    Net interest spread during the period (1)        1.98         2.33        2.47         2.45         2.56
    Net interest margin (1)..................        2.24         2.51        2.68         2.73         2.97
    General and administrative expenses to
   average assets............................        1.96         1.97        2.46         2.16         2.47
    Other operating income to average assets.        0.57         0.74        1.11         0.57         0.83
    Average interest-earning assets to average
      interest-bearing liabilities...........      105.20       103.93      104.41       105.82       108.73

 Asset Quality Ratios:
    Non-performing loans to gross loans (2)..        0.95         0.23        0.29         0.38         0.58
    Non-performing assets to total assets (2)        0.53         0.13        0.16         0.21         0.28
    Allowance for loan losses to gross loans.        0.76         0.75        0.77         0.79         0.78
    Allowance for loan losses to
   non-performing loans (2)..................       80.17       329.44      263.19       207.08       134.11
    Allowance for loan losses to
   non-performing assets (2).................       78.71       291.37      257.52       181.82       131.41
    Net charge-offs to average loans.........        0.12         0.04        0.12         0.30         0.03

 Regulatory Capital Ratios (3):
    Tangible ratio...........................        6.78         5.82        6.48         7.14         6.86
    Core ratio...............................        6.78         5.82        6.48         7.14         6.86
    Tier 1 risk-based ratio..................       10.92         9.98       10.23        11.66        12.60
    Total risk-based ratio...................       11.57        10.63       10.88        12.21        13.12

 Other Data:
    Number of deposit accounts...............     141,080      136,292     128,643      119,575       96,880
    Number of real estate loans outstanding..       3,804        3,482       3,486        3,623        3,888
    Number of real estate loans serviced.....       9,531        9,046       8,479        7,672        7,101
    Mortgage loan originations (in thousands)    $407,985     $636,066    $505,849     $310,172     $238,234
    Consumer loan originations (in thousands)    $ 51,472     $102,998    $ 93,700     $ 57,157     $ 61,378
    Full service customer facilities.........          22           22          21           19           15

-------------------------

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

(3)  Capital ratios are those of St. Francis Bank, F.S.B. only.

(4) Performance ratios for the year ended September 30, 1996 include the effects of the one-time special SAIF assessment of $4.2 million. Performance ratios for the year ended September 30, 2000 include the effects of the additional ESOP expense of $7.1 million. See Note 15 to the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

The Company's operations include four strategic business segments: Retail Banking, Commercial Banking, Mortgage Banking and Investments. Management evaluates the financial performance of each segment primarily based on the individual segments' direct contribution to the Company's net income. Information regarding the net interest income, other operating income, profit and average assets for the fiscal years ended September 30, 2000, 1999 and 1998 is set forth in Note 18 to the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

FINANCIAL CONDITION
Total assets at September 30, 2000 were $2.49 billion, an increase of $17 million from $2.47 billion at September 30, 1999. The primary area of growth was an increase of $183.9 million in loans receivable offset by a decline of $142.0 million in mortgage-backed and related securities available for sale.

Mortgage-backed and related securities, including securities available for sale, decreased to $805.0 million at September 30, 2000 from $959.4 million at September 30, 1999, which represented 32.3% and 38.7% of total assets, respectively. In fiscal 2000, the Company began reducing the size of its mortgage-backed securities portfolios which management anticipates will continue to be an ongoing strategic initiative of the Company in fiscal 2001. As part of this effort, the Company has reduced the size of the mortgage-backed securities and investment securities portfolios by $157 million and used the funds generated from the repayment of principal on such portfolios to fund the growth in the Company's loan portfolio.

Net loans receivable, including loans held for sale, increased $183.4 million to $1.30 billion at September 30, 2000 from $1.12 billion at September 30, 1999. In addition to the Company's efforts to grow its loan portfolio, the Company has continued to diversify its loan portfolio and as a result, the increase included increases in commercial real estate and commercial and agriculture. The Company's one- to four-family portfolio also increased in fiscal 2000. The generally higher interest rate environment during the current year impacted the amount and type of loans originated during fiscal 2000 compared with fiscal 1999. Gross commercial real estate and multi-family loans increased by $24.3 million to $436.8 million. One to four family home mortgage loans increased $110.1 million to $404.5 million. As interest rates rose during the current year, originations of one- to four-family mortgage loans shifted from fixed-rate products to adjustable-rate ARM products, which the Company retained in its loan portfolio. It is anticipated that a majority of these loans may eventually convert to a fixed-rate product and be sold into the secondary market. Commercial loans increased $28.6 million to $152.5 million, reflecting the Company's continued commitment to this area also. Home equity lines of credit increased $31.7 million to $188.3 million. Consumer loans decreased $23.1 million to $124.9 million. The decrease in consumer loans is due to a decline in originations, accelerated repayments of consumer loans and the discontinuance of the Company's indirect auto loan program during the current year.

The Company originated $97.6 million of commercial real estate and multi-family loans for the year ended September 30, 2000 compared with $210.2 million for the year ended September 30, 1999. Commercial loan originations decreased to $101.7 million loans for the year ended September 30, 2000 compared with $114.5 million in the prior year. One- to four-family and residential construction loan originations decreased to $178.4 million for the year ended September 30, 2000 compared with $334.4 million in the prior year. The Company originated $132.0 million of home equity loans for the year ended September 30, 2000 compared to $113.8 million for the year ended September 30, 1999. Consumer loan originations decreased to $51.5 million loans for the year ended September 30, 2000 compared with $103.0 million in the prior year. The generally higher interest rate environment during the current year impacted the amount and type of loans originated during fiscal 2000 compared with fiscal 1999. The decrease in originations was due to this change in interest rates and was not part of a strategic initiative of the Company during fiscal 2000.

Real estate held for investment decreased to $27.1 million at September 30, 2000, from $28.4 million at September 30, 1999, consisting of 12 affordable housing projects within the state of Wisconsin, which qualify for tax credits under Section 42 of the Internal Revenue Code.

Deposits decreased $12.4 million to $1.47 billion at September 30, 2000 from $1.48 billion at September 30, 1999. The decrease in deposits was due primarily to decreases of $24.1 million in passbook accounts and $20.1 million in certificates of deposit offset by increases of $8.7 million in money market demand account deposits and $23.1 million in checking accounts. At September 30, 2000, certificates of deposits included $341.3 million in brokered certificates of deposit compared with $421.8 million at September 30, 1999, a decrease of $80.5 million. The brokered deposits are generally used to fund the Company's loan growth, with terms from three months to ten years in maturity. The majority of the money market demand accounts are tied to a national money market fund index and compete with money market funds. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings increased to $864.7 million at September 30, 2000 from $834.7 million at September 30, 1999. The Company uses wholesale funding sources, primarily advances from the FHLB, to fund that part of loan growth not funded by growth in retail deposits.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999 GENERAL

Net income for the year ended September 30, 2000 decreased to $11.1 million compared with $16.7 million for the year ended September 30, 1999. In fiscal 2000, the Company made a voluntary acceleration of loan principal to the Company's Employee Stock Ownership Plan ("ESOP"). Net income was reduced $6.3 million for the year ended September 30, 2000 by the additional ESOP compensation expense. The remaining principal balance of the ESOP loan was repaid during the quarter ended June 30, 2000 and the additional ESOP expense ended with that quarter. Net income for the year ended September 30, 2000, excluding the additional ESOP expense, was higher than the previous year primarily due to a $1.6 million increase in net interest income before provision for loan losses and a decrease of $1.6 million in general and administrative expenses, partially offset by an increase of $600,000 in the provision for loan losses and a $2.1 million decrease in other operating income.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $1.6 million or 3.2% to $53.9 million for the year ended September 30, 2000 compared to $52.3 million for the year ended September 30, 1999. The increase was due to an increase of $318.7 million in average earning assets, partially offset by a decrease in the net interest margin to 2.24% in 2000 from 2.51% in 1999. While the Company has adopted interest rate risk policies in an effort to protect net interest income from significant increases or decreases in interest rates, the Company's net income could still be affected by a narrowing of its net interest rate spread.

Total interest income increased $29.1 million or 20.0% to $174.7 million for the year ended September 30, 2000 compared to $145.6 million for the year ended September 30, 1999. The increase in interest income was primarily the result of increases of $20.5 million in interest on loans, $5.6 million in interest on mortgage-backed and related securities and $3.2 million in interest in debt and equity securities. The increase in interest on loans was due to an increase in the average balance of loans to $1.2 billion for the year ended September 30, 2000, compared to $992.8 million for the year ended September 30, 1999, partially offset by a decrease in the average yield on loans which decreased to 8.09% for the year ended September 30, 2000 from 8.11% for the year ended September 30, 1999. The increase in interest on interest mortgage-backed and related securities was due to an increase in the average balance to $899.7 million for the year ended September 30, 2000, compared to $869.1 million for the year ended September 30, 1999, as well as an increase in the average yield on mortgage-backed and related securities to 6.47% for the year ended September 30, 2000 from 6.05% for the year ended September 30, 1999. The increase in interest on debt and equity securities was due to an increase in the average balance to $222.1 million for the year ended September 30, 2000, compared to $177.7 million for the year ended September 30, 1999, as well as an increase in the average yield on debt and equity securities to 5.88% for the year ended September 30, 2000 from 5.53% for the year ended September 30, 1999. The increase in the average yields is due primarily to the higher interest rate environment in effect during the year as compared to historical rates.

Total interest expense increased $27.4 million or 29.4% to $120.7 million for the year ended September 30, 2000 compared to $93.3 million for the year ended September 30, 1999. Interest expense on deposits increased $15.1 million or 26.3% to $72.5 million for the year ended September 30, 2000 compared to $57.4 million for the year ended September 30, 1999. The average balance of deposits increased to $1.43 billion for the year ended September 30, 2000, from $1.29 billion for the year ended September 30, 1999. The increases in the balances of deposits are due to growth in retail deposit products. The average cost of deposits increased to 5.05% for the year ended September 30, 2000, from 4.46% for the year ended September 30, 1999. Brokered deposits decreased to $341.3 million during the year compared to $421.8 million in 1999 at weighted average stated rates of 6.44% and 6.08%, respectively. The higher cost of the brokered certificates reflects the use of longer-term callable brokered deposits. The Company then, in effect, lowers the cost of the deposits through the use of interest rate swaps to rates approximating short-term rates. This funding then matches the interest rate characteristics of the related asset, which is generally a short-term adjusting mortgage-backed security. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's deposit portfolio other than brokered certificates.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $600,000 or 30.7% to $2.5 million for the year ended September 30, 2000 compared with $1.9 million for the year ended September 30, 1999. For the year ended September 30, 2000, net charge-offs were $1.5 million compared with $397,000 for the year ended September 30, 1999. Net charge-offs for the year ended September 30, 2000 included a $782,000 charge-off on a commercial real estate credit that had been in non-performing status since 1997 and had been fully reserved for in prior periods. The allowance for loan losses totaled $10.4 million and $9.4 million at September 30, 2000 and 1999, respectively, representing 0.76% and 0.75% of total gross loans, respectively. The amount of non-performing loans was $13.0 million or 0.95% of gross loans at September 30, 2000, compared to $2.8 million or 0.23% of gross loans at September 30, 1999. The provision for loan loss is established based on management's evaluation of the risk inherent in its loan portfolio and the general economy.

OTHER OPERATING INCOME

Other operating income decreased $2.1 million or 12.8% to $14.2 million for the year ended September 30, 2000 compared to $16.3 million for the year ended September 30, 1999. The decrease was primarily due to decreases in gains on sales of mortgage loans, a gain on the sale of real estate held for sale and income from the Company's affordable housing subsidiary, partially offset by increases in loan servicing and deposit fee income. Gains on the sale of mortgage loans decreased to $1.1 million for the year ended September 30, 2000 compared with $2.8 million for the prior year. The level of gains on loans is highly dependent on the interest rate environment and resulting level of origination of mortgage loans. The recent increase in interest rates on mortgage loans has resulted in a lower level of loan originations and also in a higher proportion of adjustable rate mortgage loans which the Company retains in its own portfolio. The Company generally realizes less gain on the sale of loans during periods of rising interest rates. Income from the operations of the Company's affordable housing subsidiary (which represents primarily rental income) decreased to $3.0 million from $3.7 million for the years ended September 30, 2000 and 1999, respectively. This was due to the sale of 13 affordable housing properties on which the Company realized gains of $1.2 million for the year ended September 30, 1999. There was no such gain in the current fiscal year. Loan servicing and loan related fees increased to $2.7 million from $2.0 million for the years ended September 30, 2000 and 1999, respectively. Deposit fees and service charges increased to $4.9 million for the year ended September 30, 2000 compared with $4.2 million in the prior year. The Company has been increasing its mix of deposit accounts that generate various fee incomes such as overdraft fees and ATM surcharges.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, excluding the additional ESOP expense, decreased $1.6 million or 3.5% to $42.0 million for the year ended September 30, 2000, compared to $43.6 million for the year ended September 30, 1999. The primary cause for the decrease in the current year was a decline in affordable housing expenses due to a sale of a portion of the Company's affordable housing projects in the previous year and to a decline in compensation and employee benefits. Considering the actual effect of the additional ESOP expense of $7.1 million for the year ended September 30, 2000, general and administrative expenses increased to $49.1 million compared to $43.6 million in the prior year. However, the entire ESOP loan principal was repaid in fiscal 2000 and management anticipates the absence of the expense going forward will have a positive influence on earnings.

INCOME TAX EXPENSE

Income tax expense decreased by $1.0 million to $5.4 million for the year ended September 30, 2000 compared to $6.4 million for the year ended September 30, 1999. The Company's effective tax rate was 32.5% for the year ended September 30, 2000, compared to 27.8% for the year ended September 30, 1999. The Company's effective tax rate is lower than the combined federal and state tax rates primarily due to the effect of the tax credits earned by the Company's affordable housing subsidiary. The increase in the effective tax rate in the current year is due primarily to the fact that the majority of the ESOP expense is non-deductible for tax purposes and because of a decrease in the tax credits earned by the Company's affordable housing subsidiary, as a result of the sale of 13 of the properties in the prior year. Income tax credits decreased to $2.6 million for the year ended September 30, 2000, compared to $3.0 million in the prior year. The Company is currently carrying forward tax credits that it has not utilized on its tax returns.

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

Total interest income increased $27.6 million or 23.4% to $145.6 million for the year ended September 30, 1999 compared to $117.9 million for the year ended September 30, 1998. The increase in interest income was primarily the result of increases of $12.7 million in interest on loans, $9.4 million in interest on mortgage-backed and related securities and $5.6 million in interest in debt and equity securities. The increase in interest on loans was due to an increase in the average balance of loans to $992.8 million for the year ended September 30, 1999, compared to $800.8 million for the year ended September 30, 1998, partially offset by a decrease in the average yield on loans which decreased to 8.11% for the year ended September 30, 1999, from 8.46% for the year ended September 30,

1998. The increase in interest on interest mortgage-backed and related securities was due to an increase in the average balance to $869.1 million for the year ended September 30, 1999, compared to $643.2 million for the year ended September 30, 1998, partially offset by a decrease in the average yield on mortgage-backed and related securities which decreased to 6.05% for the year ended September 30, 1999, from 6.72% for the year ended September 30, 1998. The increase in interest on debt and equity securities was due to an increase in the average balance to $177.7 million for the year ended September 30, 1999, compared to $73.6 million for the year ended September 30, 1998, partially offset by a decrease in the average yield on debt and equity securities which decreased to 5.53% for the year ended September 30, 1999, from 5.82% for the year ended September 30, 1998. The increase in the average balance of loans includes the acquisition of $25.7 million in net loans from Reliance, but is due primarily to the Company's efforts to increase its emphasis on commercial and consumer lending. The increase in the average balances of mortgage-backed and related securities and debt and equity securities is due primarily to the Company's efforts to fully leverage its capital. The decrease in the average yields is due primarily to the lower interest rate environment in effect during the year as compared to historical rates. As loans and securities repay and/or mature, they are replaced in the Company's portfolios by new loans and securities, which generally have lower interest rates than those previously put in the portfolio.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $.4 million or 16.5% to $1.9 million for the year ended September 30, 1999 compared with $2.3 million for the year ended September 30, 1998. Net charge-offs for the year ended September 30, 1999 were $397,000 compared with $972,000 for the year ended September 30, 1998. The allowance for loan losses totaled $9.4 million and $7.5 million at September 30, 1999 and 1998, respectively, representing 0.75% and 0.77% of total gross loans, respectively. The amount of non-performing loans was $2.8 million or 0.23% of gross loans at September 30, 1999, compared to $2.9 million or 0.29% of gross loans at September 30, 1998. The provision for loan loss is established based on management's evaluation of the risk inherent in its loan portfolio and the general economy.

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


AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income for the years ended September 30, 2000, 1999 and 1998, and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. The amount of interest income resulting from the recognition of loan fees was $520,000, $630,000 and $453,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Interest income on non-accruing loans is reflected in the year that it is collected. Such amounts are not material to net interest income or net change in net interest income in any year. Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Tax-exempt investments are immaterial and the tax-equivalent method of presentation is not included in the schedule. Interest rate swaps, which are accounted for as a hedge of the cost of various liabilities, are included in the category of the liability being hedged.

                                                                           Years Ended September 30,
---------------------------------------------------------------------------------------------------------------------------
Average Balance Sheet                                                  2000                             1999
                                                         ----------------------------------------------------------------
                                                                                Average                          Average
                                                           Average               Yield/    Average                Yield/
                                                           Balance   Interest    Cost      Balance    Interest    Cost
                                                         ----------------------------------------------------------------
                                                                                  (In thousands)
ASSETS
Federal funds sold and overnight deposits..............    $  1,381     $   75    5.43 %    $ 14,466    $   734    5.07 %
Trading account securities.............................         654         59    9.02           350         26    7.43
Debt and equity securities.............................     222,070     13,065    5.88       177,732      9,833    5.53
Mortgage-backed and related securities.................     899,651     58,250    6.47       869,073     52,605    6.05
Loans:
  First mortgage.......................................     805,125     62,674    7.78       593,473     47,213    7.96
  Home equity..........................................     172,312     15,407    8.94       144,657     11,852    8.19
  Consumer.............................................     139,725     11,793    8.44       146,321     12,444    8.50
  Commercial and agricultural..........................     130,166     11,048    8.49       108,310      8,958    8.27
                                                         ----------   ---------           ----------   ---------
    Total loans........................................   1,247,328    100,922    8.09       992,761     80,467    8.11
Federal Home Loan Bank stock..........................       31,041      2,283    7.35        29,027      1,880    6.48
                                                         ----------   ---------           ----------   ---------
      Total earning assets.............................   2,402,125    174,654    7.27     2,083,409    145,545    6.99
                                                                      ---------                        ---------
Valuation allowances...................................    (42,966)                          (16,877)
Cash and due from banks................................      31,649                           34,118
Other assets...........................................     112,013                          113,695
                                                         -----------                      ----------
      Total assets.....................................  $2,502,821                       $2,214,345
                                                         ===========                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts.........................................    $ 76,485    $   500    0.65  %   $ 71,995    $   831    1.15  %
  Money market demand accounts.........................     364,326     17,330    4.76       351,849     14,767    4.20
  Passbook.............................................     102,547      2,184    2.13       125,403      3,277    2.61
  Certificates of deposit..............................     890,341     52,451    5.89       736,747     38,500    5.23
                                                         ----------   ---------           ----------   ---------
    Total interest-bearing deposits....................   1,433,699     72,465    5.05     1,285,994     57,375    4.46
Advances and other borrowings..........................     843,186     48,248    5.72       713,345     35,889    5.03
Advances from borrowers for taxes and insurance........       6,486         18    0.28         5,296         18    0.34
                                                         ----------   ---------           ----------   ---------
      Total interest-bearing liabilities...............   2,283,371    120,731    5.29     2,004,635     93,282    4.65
                                                                      ---------                        ---------
Non-interest bearing deposits..........................      74,686                           70,903
Other liabilities......................................      16,924                           11,894
Shareholders' equity...................................     127,840                          126,913
                                                         ----------                       ----------
Total liabilities and shareholders' equity.............  $2,502,821                       $2,214,345
                                                         ==========                       ==========
Net interest income....................................               $ 53,923                         $ 52,263
                                                                    ==========                       ==========
Net yield on interest-earning assets...................                           2.24 %                           2.51 %
Interest rate spread...................................                           1.98                             2.33
Ratio of earning assets to interest-bearing liabilities                         105.20                           103.93



                                                            Years Ended September 30,
-----------------------------------------------------------------------------------------
Average Balance Sheet                                                    1998
                                                         --------------------------------
                                                                                  Average
                                                            Average               Yield/
                                                            Balance    Interest    Cost
                                                         --------------------------------
                                                                    (In thousands)
ASSETS
Federal funds sold and overnight deposits..............     $ 21,370   $  1,177    5.51 %
Trading account securities.............................        1,047         78    7.45
Debt and equity securities.............................       73,604      4,282    5.82
Mortgage-backed and related securities.................      643,243     43,207    6.72
Loans:
  First mortgage.......................................      466,027     38,045    8.16
  Home equity..........................................      132,402     11,847    8.95
  Consumer.............................................      118,209     10,523    8.90
  Commercial and agricultural..........................       84,117      7,314    8.70
                                                          ----------   ---------
    Total loans........................................      800,755     67,729    8.46
Federal Home Loan Bank stock..........................        21,418      1,436    6.70
                                                          ----------   ---------
      Total earning assets.............................    1,561,437    117,909    7.55
                                                                       ---------
Valuation allowances...................................       (7,582)
Cash and due from banks................................       29,292
Other assets...........................................      116,901
                                                          ----------
      Total assets.....................................   $1,700,048
                                                          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts.........................................    $ 63,935    $   861    1.35  %
  Money market demand accounts.........................     282,199     13,866    4.91
  Passbook.............................................     128,046      4,187    3.27
  Certificates of deposit..............................     584,583     33,344    5.70
                                                         ----------   ---------
    Total interest-bearing deposits....................   1,058,763     52,258    4.94
Advances and other borrowings..........................     431,129     23,779    5.52
Advances from borrowers for taxes and insurance........       5,569         26    0.47
                                                         ----------   ---------
      Total interest-bearing liabilities...............   1,495,461     76,063    5.09
                                                                      ---------
Non-interest bearing deposits..........................      60,676
Other liabilities......................................      12,896
Shareholders' equity...................................     131,015
                                                         ----------
Total liabilities and shareholders' equity.............  $1,700,048
                                                         ==========
Net interest income....................................               $ 41,846
                                                                    ==========
Net yield on interest-earning assets...................                           2.68 %
Interest rate spread...................................                           2.47
Ratio of earning assets to interest-bearing liabilities                         104.41

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


                                                          Years Ended September 30,
                               -------------------------------------------------------------------------------
                                        2000 Compared to 1999                   1999 Compared to 1998
                                      Increase (Decrease) Due to              Increase (Decrease) Due to
                               ---------------------------------------- --------------------------------------
                                                      Rate/                                  Rate/
(In thousands)                    Rate     Volume     Volume     Net      Rate     Volume    Volume     Net
--------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Federal funds sold and
overnight deposits..........      $   52   $  (664)  $   (47)  $  (659)   $  (93)  $ (380)    $  30    $ (443)
Trading account securities..           5        23         5        33         -      (52)        -       (52)
Debt and equity securities..         623     2,453       156     3,232      (210)   6,058      (297)    5,551
Mortgage-backed and related
 securities.................       3,665     1,851       129     5,645    (4,271)  15,169    (1,500)    9,398
Loans:
   Mortgage..................     (1,015)   16,838      (362)   15,461      (971)  10,404      (265)    9,168
   Home equity...............      1,082     2,266       207     3,555      (999)   1,096       (92)        5
   Consumer..................       (94)     (561)         4     (651)      (470)   2,503      (112)    1,921
   Commercial and agriculture        235     1,808        47     2,090      (357)   2,104      (103)    1,644
                               ---------  --------  --------  --------  --------  -------  --------  --------
     Gross loans receivable..        208    20,351     (104)    20,455    (2,797)  16,107      (572)   12,738
Federal Home Loan Bank stock         255       130        18       403       (49)     510       (17)      444
                               ---------  --------  --------  --------  --------  -------  --------  --------
     Change in interest income     4,808    24,144       157    29,109    (7,420)  37,412    (2,356)   27,636

Interest-bearing liabilities:
Deposits:
   NOW accounts..............       (361)       52       (22)     (331)     (123)      109      (16)       (30)
   Money market demand
   accounts...................     1,971       524        70     2,565    (2,022)    3,422     (499)       901
   Passbook..................       (606)     (597)      110    (1,093)     (841)      (86)      17       (910)
   Certificates of deposit...      4,903     8,026     1,022    13,951    (2,796)    8,679     (727)     5,156
                               ---------  --------  --------  --------  --------  -------- --------  ---------
     Total deposits..........      5,907     8,005     1,180    15,092    (5,782)   12,124   (1,225)     5,117
Advances and other borrowings      4,929     6,532       897    12,358    (2,089)   15,566   (1,367)    12,110
Advances from borrowers for
taxes and insurance..........         (3)        4        (1)        -        (7)       (1)       -         (8)
                               ---------  --------  --------  --------  --------  -------- --------  ---------
     Change in interest
     expense.................     10,833    14,541     2,076    27,450    (7,878)   27,689   (2,592)    17,219
                               ---------  --------  --------  --------  --------  -------- --------  ---------
     Change in net interest
     income..................   $ (6,025)  $ 9,603   $(1,919)  $ 1,659    $  458   $ 9,723   $  236    $10,417
                               =========  ========  ========  ========  ========  ======== ========  =========


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

The Company continues to monitor its interest rate risk as that risk relates to its strategies. At September 30, 2000, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $541.0 million, representing a negative cumulative one-year gap ratio of 21.7%, compared to a negative cumulative one-year gap ratio of 16.9% at September 30, 1999. The negative gap position is due primarily to the short term effect of the amount of fixed rate puttable FHLB advances coming due within the next year which the Company plans to extend as they come due. Subsequent to September 30, 2000, the Company took several steps to lower its negative one-year gap to under 15% and will continue to do so in the future. The primary step taken was to lengthen the maturity structure of several of its funding sources including FHLB advances and brokered certificates of deposit. The Company also tried to adjust the maturity structure of ARM loans by originating 3-year ARM loans versus 5-year ARM loans when possible.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2000:



                                                              More than  More than
                                         Within     Four to   One Year     Three
                                          Three     Twelve    to Three   Years to    Over Five
                                         Months     Months      Years   Five Years     Years      Total
                                       -------------------------------------------------------------------
                                                             (Dollars in thousands)
Interest-earning assets: (1)
Loans: (2)
     Residential....................     $ 81,216   $ 72,989  $ 180,868   $ 64,039   $ 27,675    $ 426,787
     Commercial.....................      170,616     86,725    113,501    128,336     57,138      556,316
     Consumer.......................      191,162     21,924     27,861     63,920      9,332      314,199
Mortgage-backed and related
securities..........................        3,224      7,462      9,748      6,575         79       27,088
Assets available for sale:
     Mortgage loans.................        8,066          -          -          -          -        8,066
     Fixed rate mortgage related....       28,790     86,129    199,131    113,423     27,039      454,512
     Variable rate mortgage related       323,406          -          -          -          -      323,406
     Investment securities..........       63,212        995     90,629     21,669     37,343      213,848
Trading account securities..........            -          -          -          -          -            -
Other assets........................       31,388          -          -        510          -       31,898
Impact of interest rate swaps.......       10,000    (10,000)         -          -          -            -
                                       ----------   --------   --------   --------   --------  -----------
     Total..........................     $911,079   $266,224   $621,738   $398,472   $158,606  $ 2,356,119
                                       ==========   ========   ========   ========   ========  ===========

Interest-bearing liabilities:
Deposits: (3)
     NOW accounts...................     $  6,482   $ 19,448   $ 29,015   $ 13,025   $ 10,610    $  78,580
     Passbook savings accounts......        3,544     10,634     19,762     13,083     44,521       91,544
     Money market deposit accounts..       91,324    271,839      3,760      1,354        761      369,038
     Certificates of deposit........       84,556    288,924    135,103    159,046    178,018      845,647
Borrowings (4)......................      503,579     75,000    211,097     75,000          -      864,676
Impact of interest rate swaps ......      390,000    (27,000)   (53,000)  (115,000)  (195,000)           -
                                       ----------   --------   --------  ---------   --------  -----------
     Total..........................   $1,079,485   $638,845   $345,737  $ 146,508   $ 38,910  $ 2,249,485
                                       ==========   ========   ========  =========   ========  ===========

Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities........   $ (168,406) $(372,621)  $276,001   $251,964   $119,696   $ 106,634
                                       ==========  =========   ========   ========   ========   =========

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities........   $ (168,406) $(541,027) $(265,026)  $(13,062)  $106,634
                                       ==========  =========  =========   ========   ========

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a
percent of total assets.............       (6.76%)   (21.70%)   (10.63%)    (0.52%)     4.28%
                                       ==========  =========  =========   ========   =======

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $65.6 million at September 30, 2000.

(3) Although the Company's NOW accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $676.9 million or 27.2% of total assets. Brokered deposits with a call option are included in the period in which they are due rather than in the period of their modified duration since they are currently out of the money.

(4) Fixed rate puttable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Borrowings include fixed rate puttable FHLB advances of $115 million maturing within three months, $75 million maturing in four to twelve months, $210 million maturing in one to three years and $75 million maturing in three to five years.

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

In order to measure earnings sensitivity the Corporation utilizes a dynamic gap analysis. The dynamic gap analysis involves analyzing the impact on contractual repricing and maturity characteristics for rate sensitive assets, liabilities, and off balance sheet instruments adjusted for the anticipated impact on repricing, prepayment, and option features for different interest rate scenarios (various parallel yield curve shifts). A dynamic consolidated gap position is then analyzed for the impact on net interest income in the various environments. The Corporation's consolidated one year negative gap is -21.70% as of September 30, 2000. The projected sensitivity on net interest income for an immediate and parallel upward yield curve shift of 100 and 200 basis points is -9% and -18% respectively.

The Corporation further measures interest rate risk by analyzing the impact of changing interest rates on the Corporation's market value portfolio equity (market value adjusted capital). The market value portfolio equity analysis involves analyzing the market value of all rate sensitive assets and liabilities under different interest rate and prepayment environments. The change in the market value portfolio equity for changes in interest rates is measured against its current base case. This sensitivity is monitored and compared to desired internal levels and current industry standards. The consolidated market value portfolio equity sensitivity to an immediate and parallel upward yield curve shift of up 100 and 200 basis points is - 16% and -36% respectively.

The Company enters into interest rate exchange agreements ("swaps") from time to time in order to reduce the interest rate risk associated with certain liabilities. The agreements have been both fixed-pay, floating-receive swaps whereby the Company pays interest at a fixed rate and receives interest at a floating rate based on a notional amount of principal, locking in a fixed cost of funds and fixed-receive, floating-pay swaps whereby the Company receives interest at a fixed rate and pays interest at a floating rate based on a notional amount of principal, locking in a floating cost of funds. The net interest income or expense resulting from the differential between exchanging floating rate and fixed rate interest payments is recorded on a current basis. There are certain risks associated with swaps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the swap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into swap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps and the correlation between the hedged liabilities and indices utilized. Generally, the swaps have been designed to more accurately match the interest cash flows of certain liabilities used to fund specific assets to the interest rate characteristics of those assets. At September 30, 2000 and 1999, the Company had interest rate swaps outstanding with a notional amount of $400.0 million and $350.0 million, respectively. $410.0 million is the largest aggregate notional amount of the Company's interest rate swaps at any one time over the past five years.

At September 30, 2000, the Company had a $10 million in fixed pay-floating receive agreement with a maturity date of 2001. The agreement has a fixed interest rate of 7.05% and a variable interest rate of 7.56%. At September 30, 2000, the Company had $390 million in fixed receive-floating pay agreements with maturity dates ranging from 2001 to 2009 and call dates ranging from 2000 to 2001. The agreements have fixed interest rates ranging from 5.85% to 7.13% and variable interest rates ranging from 5.70% to 6.68%.

For the years ended September 30, 2000, 1999 and 1998, the Company realized net interest income on interest rate exchange agreement activity of $1.1 million, $2.8 million and $1.9 million, respectively. While this activity resulted in net interest income in fiscal years 2000, 1999 and 1998, the Company effectively matched the related funding costs of certain assets with the interest rate characteristics of those assets. The Company's Investment Policy limits the notional amount of outstanding interest rate exchange agreements to $450.0 million. Any notional amounts of interest rate exchange agreements in excess of $450.0 million must be approved by the Company's Board of Directors.

The Company also utilizes financial futures or options to manage anticipated increases in interest rates and the resulting decline in the market prices of its mortgage loan production. The options provide a practical floor and cap on portfolio market values for moderate interest rate movements while the forward contracts are used to offset actual and anticipated on- and off-balance sheet positions of the Company. These options result in a certain amount of potential interest rate and market value risk exposure for the Company. The amount of the actual exposure is determined by the exercise of these options. The Company generally sells options for settlement no more than four months forward. An option's likelihood of exercise is dependent upon the relation of the market price of the underlying security to the strike price of the option. The strategy is not meant to offset losses that could be incurred during a substantial interest rate move and actually may result in additional losses on the instruments themselves which is beyond the losses the Company would have incurred had the management techniques not been utilized. The combined effect of the Company's option, forward commitment and loan swap activity is included in the income statement as part of securities gains/(losses). The Company realized gains on that combined activity of $19,000 and $95,000, respectively, for the years ended September 30, 2000 and 1999 and realized losses of $699,000 for the year ended September 30, 1998. The notional amount of options and forward contracts outstanding varies and is a function of the current lending activity of salable mortgage loans. In order to limit the risks which may be associated with such financial options or futures, the Company's Investment Policy limits the amount of outstanding sold puts or calls used to manage the Company's trading portfolio to $50.0 million.

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at September 30, 2000.

                                             More than         More than          More than         More than
                            Within            One Year         Two Years         Three Years       Four Years
                           One Year         to Two Years     to Three Years     to Four Years     to Five Years
                        -------------     ----------------   ---------------   ---------------   ---------------
Interest Earning Assets                                                             (In millions)

Loans:
    Residential......    $  4.5   8.82%    $  1.2    7.94%    $  3.3   8.18%    $  3.5  7.33%    $  21.8   7.29%
    Commercial.......     104.8   8.73%      26.7    8.85%      37.7   8.09%      29.7  8.39%       63.7   7.79%
    Consumer.........      18.9   8.73%      32.3    9.54%     116.2   8.90%      82.5  8.39%       32.4   9.03%

Mortgage-backed
  securities:
    Fixed rate.......     125.6   6.37%     104.4    6.43%     104.4   6.51%      60.0  6.74%       60.0   6.58%
    Adjustable rate..      58.2   7.09%      45.3    7.09%      42.0   7.09%      38.8  7.09%       35.6   7.09%

Debt and equity
  securities.........      64.2   5.78%      45.3    5.78%      45.3   5.78%      21.7  5.78%       37.3   5.78%
Other................      31.4   7.25%         -       -          -      -          -     -           -      -
                         ------             -----              -----            ------            ------
Total interest
  earning assets.....   $ 407.6   7.19%   $ 255.2    7.09%   $ 348.9   7.47%   $ 236.2  7.50%    $ 250.8   7.22%
                        =======           =======            =======           =======           =======
Interest Bearing Liabilities

Deposits:
    NOW accounts.....   $  25.9   0.50%   $  14.5    0.50%   $  14.5   0.50%   $   6.5  0.50%    $   6.5   0.50%
    Passbooks........      13.9   0.75%       9.9    0.75%       9.9   0.75%       6.5  0.75%        6.5   0.75%
    Money market.....     363.2   5.22%       1.9    5.22%       1.9   5.22%       0.7  5.22%        0.7   5.22%
    Certificates.....     373.5   6.01%     123.7    6.47%      11.4   6.24%      91.2  6.24%       67.9   6.23%
Borrowings
    Fixed rate.......     616.0   5.99%      80.0    5.65%      25.0   5.02%         -     -           -      -
    Adjustable rate..     143.7   6.81%         -       -         -       -          -     -           -      -
                        -------           -------            -------           -------           -------
Total interest
  bearing
liabilities..........  $1,536.2   5.75%   $ 230.0    5.55%   $  62.7   3.53%   $ 104.9  5.54%    $  81.6   5.33%
                       ========           =======            =======           =======           =======

                                                                Fair
                                Over                           Market
                             Five Years          Total          Value
                         ---------------- -----------------   --------
Interest Earning Assets

Loans:
    Residential......    $ 400.6     7.50% $   434.9   7.51%  $  436.4
    Commercial.......      293.7     7.71%     556.3   8.03%     558.4
    Consumer.........       32.0     9.60%     314.3   8.91%     315.3

Mortgage-backed
  securities:
    Fixed rate.......       27.1     6.50%     481.5   6.49%     467.4
    Adjustable rate..      103.5     7.09%     323.4   7.09%     313.0

Debt and equity
  securities.........          -         -     213.8   5.78%     203.3
Other................        0.5     5.15%      31.9   7.22%      31.9
                         ------            ---------          --------
Total interest
  earning assets.....    $ 857.4     7.57% $ 2,356.1   7.39%  $2,325.7
                         =======           =========          ========

Interest Bearing Liabilities

Deposits:
    NOW accounts.....    $  10.6     0.50% $    78.5   0.50%  $   65.8
    Passbooks........       44.8     0.75%      91.5   0.75%      73.0
    Money market.....        0.7     5.22%     369.1   5.22%     367.1
    Certificates.....      178.0     6.57%     845.7   6.24%     836.1
Borrowings
    Fixed rate.......          -         -     721.0   5.92%     721.1
    Adjustable rate..          -         -     143.7   6.81%     143.7
                         -------           ---------          --------
Total interest
  bearing
liabilities..........    $ 234.1     5.18% $ 2,249.5   5.58%  $2,206.8
                         =======           =========          ========

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999.

                                             More than          More than          More than       More than
                           Within            One Year           Two Years         Three Years      Four Years
                          One Year         to Two Years       to Three Years     to Four Years    to Five Years
                        -------------     ----------------   ---------------   ---------------   ---------------
Interest Earning Assets                                                             (In millions)
Mortgage and
 commercial loans:
    Fixed rate.......   $  76.3   8.13%    $ 49.9    8.07%   $  14.5   8.09%   $  20.6  8.09%    $  21.5   8.07%
    Adjustable rate..     146.7   8.15%      77.8    8.15%      50.3   8.10%      61.4  8.00%       72.5   8.10%

Consumer loans:
    Fixed rate.......      13.4   8.30%      21.6    8.47%      13.9   8.52%      15.2  8.52%       19.4   8.52%
    Adjustable rate..      30.9   8.53%      22.5    8.53%      51.3   8.53%      27.0  8.53%       16.0   8.53%

Mortgage-backed
  securities:
    fixed rate.......     241.2   6.37%     128.3    6.43%     128.4   6.60%      42.0  6.74%       37.6   6.78%
    adjustable rate..      68.6   6.14%      54.1    6.15%      46.9   6.15%      43.3  6.16%       39.7   6.16%

Debt and equity
  securities.........      75.9   5.36%      48.0    6.02%      48.0   5.90%      22.3  6.30%       22.3   6.40%

Other................      34.3   5.25%         -        -         -       -         -     -           -      -
                        -------           -------            -------           -------           -------
Total interest
  earning assets.....   $ 687.3   6.89%   $ 402.2    7.11%   $ 353.3   7.08%   $ 231.8  7.37%    $ 229.0   7.44%
                        =======           =======            =======           =======           =======
Interest Bearing Liabilities

Deposits:
    NOW accounts.....   $  26.0   0.50%   $  13.4    0.50%   $  13.4   0.50%   $   5.3  0.50%    $   5.3   0.50%
    Passbooks........      14.9   1.00%      11.4    1.00%      11.3   1.00%       7.8  1.00%        7.8   1.00%
    Money market.....     370.2   3.74%       6.9    3.74%       6.9   3.74%       1.7  3.74%        1.7   3.74%
    Certificates.....     455.0   5.18%      73.1    5.41%       7.3   5.45%       4.2  5.74%       91.4   6.24%

Borrowings
    Fixed rate.......     328.4   5.13%     290.0    4.93%      25.0   5.02%         -        -        -      -
    Adjustable rate..     161.3   5.70%      30.0    5.53%         -       -         -        -        -      -
                       --------           -------            -------           -------           -------
Total interest
bearing
liabilities..........  $1,355.8   4.70%   $ 424.8    4.79%   $  63.9   3.27%   $  19.0  2.15%    $ 106.2   5.53%
                       ========           =======            =======           =======           =======

                                                                Fair
                                Over                           Market
                             Five Years          Total          Value
                         ---------------- -----------------   --------
Interest Earning Assets
Mortgage and
 commercial loans:
    Fixed rate.......    $  51.3     8.21%  $  234.1   8.12%  $  236.5
    Adjustable rate..      176.0     8.35%     584.8   8.18%     590.6

Consumer loans:
    Fixed rate.......       72.3     9.07%     155.8   8.75%     156.2
    Adjustable rate..          -        -      147.7   8.53%     148.7

Mortgage-backed
  securities:
    fixed rate.......       20.8     6.75%     598.4   6.50%     590.3
    adjustable rate..      108.3     6.18%     360.9   6.16%     349.1

Debt and equity
  securities.........          -        -      216.5   5.83%     210.9

Other................        0.8     5.15%      35.1   5.25%      35.1
                          ------             -------         ---------
Total interest
  earning assets.....    $ 429.5     7.82%  $2,333.1   7.23%  $2,317.4
                         =======            ========          ========
Interest Bearing Liabilities

Deposits:
    NOW accounts.....    $   7.0     0.50%  $   70.4   0.50%  $   65.6
    Passbooks........       32.5     1.00%      85.7   1.00%      76.3
    Money market.....        1.2     3.74%     388.6   3.74%     388.6
    Certificates.....      234.7     6.46%     865.7   5.66%     860.1

Borrowings
    Fixed rate.......          -        -      643.4   5.03%     637.8
    Adjustable rate..          -        -      191.3   5.67%     191.3
                          ------            --------          --------
Total interest
bearing
liabilities..........    $ 275.4     5.65% $ 2,245.1   4.81%  $2,219.7
                         =======           =========          ========


LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of funds are deposits, borrowings from the FHLB, proceeds from principal and interest payments on loans and principal and interest payments on mortgage-backed and related securities and on debt and equity securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loan and mortgage security prepayments were generally higher during 1998 and 1999 because of the generally lower level of interest rates throughout those years.

The ratio of liquid assets to deposits and short-term borrowings required by the OTS is currently 5.0%. The Bank's liquidity ratio was 9.2% and 7.6% at September 30, 2000 and 1999, respectively. The Bank adjusts its liquidity levels in order to meet various funding needs and to meet its asset and liability management objectives.

The Bank's most liquid assets are cash and cash equivalents and highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2000 and 1999, liquid assets of the Bank (as defined in the OTS regulations) were $202.3 million and $125.0 million, respectively.

Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB. The Company has found brokered certificates of deposit to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Company's funding needs. Management believes that a significant portion of its retail deposits will remain with the Company, and in the case of brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from borrowings from the FHLB. Funds also may be available through reverse repurchase agreements wherein the Company pledges mortgage-backed securities. The Company utilizes its borrowing capabilities on a regular basis. At September 30, 2000, FHLB advances totaled $532.0 million or 22.5% of total liabilities and at September 30, 1999, FHLB advances were $607.5 million or 25.9% of total liabilities. At September 30, 2000, the Company had a borrowing capacity available of $93.7 million from the FHLB. At September 30, 2000, reverse repurchase agreements totaled $246.0 million or 10.4% of total liabilities compared with $177.7 million at September 30, 1999. The Company's reverse repurchase agreements are generally short-term, with maturities of less than 90 days. In a rising interest rate environment, such short-term borrowings present the risk that upon maturity, the borrowings will have to be replaced with higher rate borrowings. The Company generally has matched such borrowings to specific assets and has relatively little liquidity risk due to the fact that the assets and borrowings mature at approximately the same time.

The amount of principal repayments on loans and mortgage securities are heavily influenced by the general level of interest rates in the economy. Funds received from principal repayments on mortgage securities for the years ended September 30, 2000 and 1999, were $115.7 million and $282.0 million, respectively. Funds received from principal repayments on loans for the years ended September 30, 2000 and 1999, were $399.9 million and $456.9 million, respectively. In addition to principal repayments, the Company sells mortgage loans to government agencies (primarily FNMA) and to institutional investors. Total mortgage loan sales to FNMA and others were $117.7 million and $200.3 million for the years ended September 30, 2000 and 1999, respectively.

Through both origination and purchase, the Company primarily reinvests funds received back into loans receivable and mortgage-backed and related securities. Loan originations totaled $561.1 million and $853.6 million for the years ended September 30, 2000 and 1999, respectively. Purchases of mortgage-backed and related securities totaled zero and $608.0 million for the years ended September 30, 2000 and 1999, respectively. During the years ended September 30, 2000 and 1999, the Company repurchased approximately 769,400 and 480,000 shares of its common stock in share repurchase programs at a total cost of approximately $11.2 million and $9.0 million, respectively.

At September 30, 2000 and 1999, the Company had outstanding loan commitments including lines of credit of $307.0 million and $268.8 million, respectively. The Company had no commitments to purchase loans outstanding at either of these dates. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit, including brokered certificates, which are scheduled to mature in one year or less at September 30, 2000 and 1999, were $373.5 million and $455.1 million, respectively. Management believes that a significant portion of such deposits will remain with the Company.


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

CURRENT ACCOUNTING DEVELOPMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was adopted by the Company on October 1, 2000. This standard establishes new rules for the recognition and measurement of derivatives, including derivative instruments embedded in other contracts. It requires all derivatives to be recorded as either assets or liabilities in the balance sheet at fair value. Changes in the fair value of derivatives, except for certain derivatives qualifying as cash flow hedges, are required to be included in earnings in the period of the change. Adoption of this standard is not expected to materially effect the results of operations or financial position of the Company.

The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"--a replacement of FASB Statement No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Therefore, earlier or retroactive application of this Statement is not permitted. Adoption of this standard is not expected to materially effect the results of operations or financial position of the Company.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein pursuant to Item 305 of Regulation S-K is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA







                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
St. Francis Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of St. Francis Capital Corporation and Subsidiary (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Francis Capital Corporation and Subsidiary as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                                                        KPMG LLP


Milwaukee, Wisconsin
October 20, 2000

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                     September 30,
                                                                              ---------------------------
(In thousands, except share data)                                                 2000            1999
---------------------------------                                             -----------     -----------


ASSETS
Cash and due from banks...................................................      $  33,777       $  29,074
Federal funds sold and overnight deposits.................................            970           3,488
                                                                               ----------     -----------
Cash and cash equivalents.................................................         34,747          32,562
                                                                               ----------     -----------
Assets available for sale, at fair value:
    Debt and equity securities (notes 3 and 9)............................        213,848         216,649
    Mortgage-backed and related securities (notes 4 and 9)................        777,918         919,879
Mortgage loans held for sale, at lower of cost or market (note 5).........          8,066           8,620
Securities held to maturity, at amortized cost:
    Debt securities (fair values of $522 and $834,
        respectively) (note 3)............................................            510             810
    Mortgage-backed and related securities (fair values of $26,479
        and $39,250, respectively) (notes 4 and 9)........................         27,088          39,475
Loans receivable, net (notes 5 and 9).....................................      1,297,302       1,113,391
Federal Home Loan Bank stock, at cost.....................................         30,418          30,827
Accrued interest receivable (note 6)......................................         14,171          14,090
Foreclosed properties.....................................................            241             371
Real estate held for investment...........................................         27,145          28,402
Premises and equipment, net (note 7)......................................         30,283          32,924
Other assets (notes 5 and 11).............................................         31,346          38,199
                                                                              -----------     -----------
Total assets..............................................................    $ 2,493,083     $ 2,476,199
                                                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits (note 8).........................................................    $ 1,471,881     $ 1,484,303
Short term borrowings (note 9)............................................        758,581         588,790
Long term borrowings (note 9).............................................        106,095         245,948
Advances from borrowers for taxes and insurance...........................         10,667           8,904
Accrued interest payable and other liabilities (notes 8 & 15).............         14,936          16,740
                                                                              -----------     -----------
Total liabilities.........................................................      2,362,160       2,344,685
                                                                              -----------     -----------

Commitments and contingencies (notes 2 and 16)............................             --              --

Shareholders' equity:
Preferred stock $.01 par value:
    Authorized, 6,000,000 shares
    None issued...........................................................             --              --
Common stock $.01 par value:
    Authorized 24,000,000 shares
    Issued 14,579,240 shares
    Outstanding, 9,437,197 and 10,156,770 shares, respectively............            146             146
Additional paid-in-capital................................................         88,799          82,426
Unearned ESOP compensation (note 15)......................................             --          (2,260)
Retained earnings, substantially restricted (note 12).....................        130,399         123,193
Accumulated other comprehensive loss......................................        (18,923)        (13,057)
Treasury stock, at cost (5,142,043 and 4,422,470 shares, respectively)
  (note 14)...............................................................        (69,498)        (58,934)
                                                                              -----------     -----------
Total shareholders' equity................................................        130,923         131,514
                                                                              -----------     -----------
Total liabilities and shareholders' equity................................    $ 2,493,083     $ 2,476,199
                                                                              ===========     ===========

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income


                                                                            Years ended September 30,
                                                                     --------------------------------------
(In thousands, except per share data)                                   2000          1999           1998
-------------------------------------                                ----------     ---------      --------
Interest and dividend income:
      Loans (note 5)............................................      $ 100,922      $ 80,467      $ 67,729
      Mortgage-backed and related securities....................         58,250        52,605        43,207
      Debt and equity securities................................         13,065         9,833         4,282
      Federal funds sold and overnight deposits.................             75           734         1,177
      Federal Home Loan Bank stock..............................          2,283         1,880         1,436
      Trading account securities................................             59            26            78
                                                                      ---------      --------      --------
Total interest and dividend income..............................        174,654       145,545       117,909

Interest expense:
      Deposits (note 8).........................................         72,465        57,375        52,258
      Advances and other borrowings.............................         48,266        35,907        23,805
                                                                      ---------      --------      --------
Total interest expense..........................................        120,731        93,282        76,063
                                                                      ---------      --------      --------

Net interest income before provision for loan losses............         53,923        52,263        41,846
Provision for loan losses (note 5)..............................          2,509         1,920         2,300
                                                                      ---------      --------      --------
Net interest income.............................................         51,414        50,343        39,546
                                                                      ---------      --------      --------

Other operating income (expense), net:
      Loan servicing and loan related fees......................          2,734         2,016         2,125
      Depository fees and service charges.......................          4,933         4,228         3,524
      Securities gains (losses) (notes 3 and 4).................             12         (253)         1,243
      Gain on sales of loans (note 5)...........................          1,133         2,806         4,367
      Insurance annuity and brokerage commissions...............          1,412         1,733         1,200
      Gain (loss) on foreclosed properties......................             36          (18)            (4)
      Income from real estate held for investment...............          3,014         3,716         5,059
      Gain on sale of real estate held for sale.................              -         1,225             -
      Other income..............................................            931           833         1,394
                                                                      ---------      --------      --------
Total other operating income, net...............................         14,205        16,286        18,908
                                                                      ---------      --------      --------

General and administrative expenses:
      Compensation and other employee benefits..................         19,293        19,950        18,054
      ESOP expense..............................................          8,176         1,696         1,620
      Occupancy expenses, including depreciation................          4,471         4,196         3,302
      Furniture and equipment, including depreciation...........          4,465         4,357         3,380
      Real estate held for investment expenses..................          3,223         3,816         5,280
      Other general and administrative expenses (note 10).......          9,504         9,548        10,195
                                                                      ---------      --------      --------
Total general and administrative expenses.......................         49,132        43,563        41,831
                                                                      ---------      --------      --------

Income before income tax expense................................         16,487        23,066        16,623
Income tax expense (note 11)....................................          5,364         6,410         1,826
                                                                      ---------      --------      --------
Net income......................................................      $  11,123      $ 16,656      $ 14,797
                                                                      =========      ========      ========

Basic earnings per share (note 13)..............................      $    1.13      $   1.78      $   1.51
                                                                      =========      ========      ========
Diluted earnings per share (note 13)............................      $    1.12      $   1.70      $   1.43
                                                                      =========      ========      ========

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income


                                                                                                 Accumulated
                                  Shares of                                                         Other
                                   Common                  Additional   Unearned                Comprehensive
                                    Stock       Common       Paid-In       ESOP      Retained      Income/     Treasury
                                 Outstanding     Stock       Capital  Compensation   Earnings       (Loss)       Stock     Total
                                 -----------  ----------  ----------  ------------  ----------  -------------  ---------  ----------
                                                       (In thousands, except Shares of Common Stock Outstanding)


BALANCE AT SEPTEMBER 30, 1997...  10,453,996        146       73,468       (3,088)     101,469          1,046    (44,511)   128,530
Net income......................           -          -            -            -       14,797              -          -     14,797
Change in unrealized gain on
  securities available for sale.           -          -            -            -            -            163          -        163
Reclassification adjustment for
  gains realized in net income..           -          -            -            -            -         (1,243)         -     (1,243)
Incomes taxes...................           -          -            -            -            -            415          -        415
                                                                                                                          ---------
Comprehensive income............                                                                                             14,132
Cash dividend - $0.28 per share.           -          -            -            -       (2,912)             -          -     (2,912)
Purchase of treasury stock......  (1,045,976)         -            -            -            -              -    (21,160)   (21,160)
Exercise of stock options, net..     167,346          -          296            -         (992)             -      1,768      1,072
Amortization of unearned
  compensation..................           -          -        1,473          410            -              -          -      1,883
                                 -----------    -------    ---------   ----------   ----------   ------------  ---------  ---------

BALANCE AT SEPTEMBER 30, 1998...   9,575,366        146       75,237       (2,678)     112,362            381   (63,903)    121,545
Net income......................           -          -            -            -       16,656              -          -     16,656
Change in unrealized loss on
  securities available for sale.           -          -            -            -            -        (22,381)         -    (22,381)
Reclassification adjustment for
  losses realized in net income.           -          -            -            -            -            253          -        253
Incomes taxes...................           -          -            -            -            -          8,690          -      8,690
                                                                                                                          ---------
Comprehensive income............                                                                                              3,218
Cash dividend - $0.32 per share.           -          -            -            -       (3,162)             -          -     (3,162)
Shares of common stock issued
  for acquisition...............     734,564          -        5,556            -            -              -      9,727     15,283
Purchase of treasury stock......    (479,974)         -            -            -            -              -     (8,988)    (8,988)
Exercise of stock options, net..     326,814          -           88            -       (2,663)             -      4,230      1,655
Amortization of unearned
     compensation...............           -          -        1,545          418            -              -          -      1,963
                                 -----------    -------    ---------   ----------   ----------   ------------  ---------  ---------
BALANCE AT SEPTEMBER 30, 1999...  10,156,770      $ 146     $ 82,426    $  (2,260)   $ 123,193     $ (13,057)   $(58,934)  $131,514
Net income......................           -         -            -             -       11,123             -           -     11,123
Change in unrealized loss on
  securities available for sale.           -          -            -            -            -        (9,168)          -     (9,168)
Reclassification adjustment for
  gains realized in net income..           -          -            -            -            -           (12)          -        (12)
Incomes taxes...................           -          -            -            -            -          3,314          -      3,314
                                                                                                                          ---------
Comprehensive income............                                                                                              5,257
Cash dividend - $0.36 per share.           -          -            -            -       (3,578)             -          -     (3,578)
Purchase of treasury stock......    (769,388)         -            -            -            -              -    (11,226)   (11,226)

Exercise of stock options, net..      49,815          -           10            -         (339)             -        662        333
Amortization of unearned
  compensation..................           -          -        6,363        2,260            -              -          -      8,623
                                 -----------    -------    ---------   ----------   ----------    -----------  -----------  --------
BALANCE AT SEPTEMBER 30, 2000...   9,437,197      $ 146     $ 88,799       $    -    $ 130,399      $ (18,923)  $  (69,498) $130,923
                                 ===========    =======    =========   ==========   ==========    ===========  ===========  ========



           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                           Years ended September 30,
                                                                    ----------------------------------------
                                                                       2000          1999           1998
                                                                    -----------  -------------  ------------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................      $ 11,123      $ 16,656      $ 14,797
Adjustments to reconcile net income to net cash provided by
operating activities:
      Provision for loan losses....................................       2,509         1,920         2,300
      Depreciation, accretion and amortization.....................       7,116         8,492         8,415
      Deferred income taxes........................................       2,211         5,256          (836)
      Securities (gains) losses....................................         (12)          253        (1,243)
      Originations of loans held for sale..........................    (118,267)     (188,169)     (209,642)
      Proceeds from sales of loans held for sale...................     119,954       206,219       214,775
      ESOP expense.................................................       8,623         1,963         1,883
      Gain on sales of loans.......................................      (1,133)       (2,806)       (4,367)
      Gain on sale of real estate held for sale....................           -        (1,225)            -
      Other, net...................................................       1,092         3,795       (10,906)
                                                                    -----------   -----------    ----------
Net cash provided by operating activities........................        33,216        52,354        15,176
                                                                    -----------   -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity...         300         1,004         2,016
    Proceeds from maturities of mortgage-backed and related
        securities held to maturity................................           -         3,909             -
    Principal repayments on mortgage-backed and related
      securities held to maturity..................................      12,387        19,703         3,762
    Purchases of mortgage-backed securities available for sale.....           -      (608,028)     (556,456)
    Proceeds from sales of mortgage-backed securities
      available for sale...........................................      29,105        47,494       229,046
    Principal repayments on mortgage-backed securities
      available for sale...........................................     103,318       262,256       314,123
    Purchase of debt and equity securities available for sale......           -      (238,259)     (135,422)
    Proceeds from sales of debt and equity securities available
      for sale.....................................................       2,757        94,722        71,213
    Proceeds from maturities of debt and equity securities
    available for sale.............................................         402        35,688        11,395
    Net cash used for acquisitions.................................           -        (4,286)            -
    Purchases of Federal Home Loan Bank stock......................      (2,591)      (16,774)       (4,450)
    Redemption of Federal Home Loan Bank stock.....................       3,000         9,554         1,840
    Purchases of loans.............................................     (90,067)      (76,072)      (67,446)
    Increase in loans, net of loans held for sale..................     (93,844)     (170,325)      (74,811)
    Proceeds from sale of real estate held for sale................           -        21,997             -
    Increase in real estate held for investment....................        (210)         (232)       (1,783)
    Purchases of premises and equipment, net.......................        (396)       (3,683)      (10,492)
                                                                    -----------   -----------   -----------
Net cash used in investing activities............................       (35,839)     (621,332)     (217,465)
                                                                    -----------   -----------   -----------





           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                            Years ended September 30,
                                                                    -------------------------------------------
                                                                        2000           1999           1998
                                                                    ------------  --------------   ------------
                                                                                  (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits............................       (12,422)      250,877        129,738
    Proceeds from advances and other borrowings....................     1,260,093     2,795,147        758,618
    Repayments on advances and other borrowings....................    (1,298,494)   (2,612,188)      (688,604)
    Increase in securities sold under agreements to repurchase.....        68,339       147,102         14,435
    Increase (decrease) in advances from borrowers for taxes
      and insurance................................................         1,763           351         (1,010)
    Dividends paid.................................................        (3,578)       (3,162)        (2,912)
    Stock option transactions......................................           333         1,655          1,072
    Purchase of treasury stock.....................................       (11,226)       (8,988)       (21,160)
                                                                       -----------   -----------    -----------
Net cash provided by financing activities..........................         4,808       570,794        190,177
                                                                       -----------   -----------    -----------

Increase (decrease) in cash and cash equivalents...................         2,185         1,816        (12,112)

Cash and cash equivalents:
      Beginning of year............................................        32,562        30,746         42,858
                                                                       -----------   -----------    -----------
      End of year..................................................     $  34,747      $ 32,562       $ 30,746
                                                                       ===========   ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest.....................................................     $ 120,874      $ 92,542       $ 76,461
      Income taxes.................................................           178         1,703          4,459

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:
      Mortgage loans secured as mortgage-backed securities.........     $  13,021      $  9,461       $ 19,373
      Transfer from loans to foreclosed properties.................           929           871            560
      Transfer of mortgage loans to mortgage loans held for sale...        16,911        44,263         69,143
      Transfer of real estate held for investment to real estate
          held for sale............................................             -             -         20,772
      Acquisitions:
          Assets acquired..........................................             -      $ 42,866              -

          Common stock issued for acquisition.....................              -        15,283              -

          Cash paid for purchase of stock..........................             -     $ (10,132)             -
          Cash acquired............................................             -         5,846              -
                                                                       -----------   -----------    -----------
          Net cash used for acquisitions...........................             -      $ (4,286)             -
                                                                       ===========   ===========    ===========




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

(a)    Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, St. Francis Bank, F.S.B. ("Bank"), the Bank's subsidiaries, SF Investment Corp. ("SF Investment"), SF Insurance Services Corp., St. Francis Mortgage Corp ("SFMC") and St. Francis Equity Properties ("SFEP") and limited partnerships which are all more than 50% owned by SFEP. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(d)    Securities Held to Maturity and Available For Sale

Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

Debt securities not classified as held to maturity, or debt and marketable equity securities not classified as trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity and accumulated other comprehensive income(loss).

The cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and related securities, over the estimated life of the security. Such amortization is based on a level-yield method and is included in interest income from the respective security. Interest and dividends are included in interest and dividend income from investments. Realized gains are included in securities gains(losses). The cost of securities sold is based on the specific identification method.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company defines impaired loans as commercial, commercial real estate and multi-family loans that are classified as "doubtful" or "loss". A loan may also be defined as impaired if it has risk characteristics that are unique to an individual borrower. Large groups of homogeneous loans, such as residential one- to four-family, home equity and consumer loans are collectively evaluated for impairment.

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

(g)    Mortgage Servicing Rights

The Bank recognizes as a separate asset the rights to service mortgage loans for others. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. For the purpose of evaluating impairment of mortgage servicing rights, serviced loans are stratified based upon certain predominant risk characteristics including loan type, note rate, prepayment trends and external market factors.

(g)    Intangibles

The excess of the purchase price over the fair value of net assets of subsidiaries acquired consists primarily of goodwill that is being amortized on a straight-line method. Goodwill is amortized to operating expense over periods of 15 to 25 years. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

During 1999, the Company recorded additional goodwill of $3.2 million. At September 30, 2000, the Company had recorded goodwill of $18.4 million and accumulated amortization of $3.8 million. Goodwill, net of accumulated amortization, at September 30, 2000 and 1999 was $14.6 million and $15.8 million, respectively.

(h)    Allowance for Loan Losses

The allowance for loan losses is maintained at a level adequate to provide for loan losses through charges to operating expense. The allowance is based upon past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating loan losses. Such other factors considered by management include growth and composition of the loan portfolio, the determination as to the classification of loans, the relationship of the allowance for loan losses to outstanding loans and economic conditions. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans. With respect to loans which are deemed impaired, the calculation of allowance levels is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values.

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

(i)    Financial Options

Interest rate swaps, forward and future commitments and contracts and option contracts purchased or sold may be used from time to time to manage interest rate exposure by hedging specific assets or liabilities. Realized and unrealized gains and losses on these instruments are deferred and amortized over the life of the hedged assets and liabilities. Financial instruments which do not meet the criteria for hedge accounting are marked to market and any gains or losses are recognized in the income statement as securities gains/(losses).

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

(k)    Real Estate Held for Investment

Real estate held for investment represents multi-family rental property (affordable housing projects) that SFEP owns, operates and develops as a limited partner. The properties are recorded at cost less accumulated depreciation. The Company evaluates the recoverability of the carrying value on a regular basis. If the recoverability was determined to be in doubt, a valuation allowance would be established by way of a charge to expense. Depreciation expense is provided on a straight-line basis over the estimated useful life of the assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

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

(n)   Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Federal income tax expense is allocated to each subsidiary based on an intercompany tax sharing agreement. Each subsidiary files separate state and local income or franchise tax returns.

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

Affordable housing tax credits are recognized as a reduction of income tax expense in the year they are available to be used in the Company's consolidated income tax return.

(o)    Stock-based Compensation Plans

The Company has various stock based compensation plans that authorize the granting of stock options, restricted stock, and other stock based awards to eligible employees. As permitted, the Company has elected not to follow the recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," which requires a fair-value based method of accounting for stock options and equity awards, but follows APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock based compensation plans. Pursuant to the disclosure requirements of SFAS No. 123, the Company has included in Note 15 the effect of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis as if the fair value based method of accounting defined in SFAS No. 123 was applied.

(p)    Future Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was adopted by the Company on October 1, 2000. This standard establishes new rules for the recognition and measurement of derivatives, including derivative instruments embedded in other contracts. It requires all derivatives to be recorded as either assets or liabilities in the balance sheet at fair value. Changes in the fair value of derivatives, except for certain derivatives qualifying as cash flow hedges, are required to be included in earnings in the period of the change. Adoption of this standard is not expected to materially effect the results of operations or financial position of the Company.

The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" -- a replacement of FASB Statement No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Therefore, earlier or retroactive application of this Statement is not permitted. Adoption of this standard is not expected to materially effect the results of operations or financial position of the Company.

(q)    Reclassification

Certain amounts for prior years have been reclassified to conform to the 2000 presentation.

(r)    Stock Split

All share and per share amounts in the financial statements and footnotes have been restated to give effect to the two-for-one stock split effective April 19, 1999.

(2) ACQUISITION

In January 1999, the Company completed the acquisition of Reliance Bancshares, Inc. ("Reliance") for $25.4 million in stock and cash. Under the terms of the agreement, each share of Reliance common stock was converted into either .25 shares of common stock of the Company or $5.20 in cash in accordance with elections made by Reliance shareholders and subject to certain specified allocation and proration procedures. The Company issued 734,564 shares of common stock in connection with this transaction. The acquisition was treated as a purchase transaction for accounting purposes. The related accounts and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The acquisition of Reliance added $42.9 million in assets, including additions of $25.7 million to net loans and $16.6 million to deposits.

The excess of cost over the fair value of net assets acquired of $3.2 million is accounted for as goodwill and is being amortized over twenty five years using the straight-line method.

(3)  DEBT AND EQUITY SECURITIES

The following is a summary of available for sale and held to maturity debt and equity securities:

                                                                        Gross Unrealized
                                                                  --------------------------
                                                     Amortized
 (In thousands)                                         Cost         Gains        (Losses)     Fair Value
---------------                                     ------------  ------------   -----------  -------------
 At September 30, 2000:
     Available for sale:
       U.S. Treasury obligations and obligations of
          U.S. Government agencies...............      $218,116        $    -      $ (5,937)      $212,179
       Corporate notes and bonds..................           99             -              -            99
       Marketable equity securities ..............        1,746             -          (176)         1,570
                                                    ------------  ------------   ------------  ------------
                                                       $219,961        $    -      $ (6,113)      $213,848
                                                    ============  ============   ============  ============

     Held to maturity:
       State and municipal obligations...........       $   510        $   12         $    -       $   522
                                                    ------------  ------------   ------------  ------------
                                                        $   510        $   12         $    -       $   522
                                                    ============  ============   ============  ============

 At September 30, 1999:
     Available for sale:
       U.S. Treasury obligations and obligations of
          U.S. Government agencies...............      $218,520        $    1      $ (6,215)      $212,306
       Corporate notes and bonds..................        1,099             1              -         1,100
       Marketable equity securities ..............        3,503             -          (260)         3,243
                                                    ------------  ------------   ------------  ------------
                                                       $223,122        $    2      $ (6,475)      $216,649
                                                    ============  ============   ============  ============

     Held to maturity:
       State and municipal obligations...........        $  810        $   24         $    -        $  834
                                                    ------------  ------------   ------------  ------------
                                                         $  810        $   24         $    -        $  834
                                                    ============  ============   ============  ============

The amortized cost and fair value of debt and equity securities available for sale and held to maturity at September 30, 2000, by contractual maturity, are as follows:


                                                            Amortized
(In thousands)                                                 Cost         Fair Value
--------------                                              ----------     -------------

Less than one year....................................       $  53,065        $  52,782
Greater than one year but less than five years........          95,182           93,142
Greater than five years but less than ten years.......          60,478           57,751
Greater than ten years................................          10,000            9,125
                                                         --------------  ---------------
                                                               218,725          212,800
Marketable equity securities..........................           1,746            1,570
                                                         --------------  ---------------
                                                             $ 220,471        $ 214,370
                                                         ==============  ===============


During the years ended September 30, 2000, 1999 and 1998, proceeds from the sale of available for sale debt and equity securities were $2.8 million, $94.7 million and $71.2 million, respectively. The gross realized gains on such sales totaled zero, $58,000 and $209,000 in 2000, 1999 and 1998, respectively. The gross realized losses on such sales totaled zero, $85,000 and $1.7 million in 2000, 1999 and 1998, respectively. There were no sales of held to maturity debt securities in 2000, 1999 and 1998.

(4)  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of available for sale mortgage-backed and related securities and held to maturity mortgage-backed and related securities:

                                                                     Gross Unrealized
                                                               -----------------------------
                                                 Amortized
 (In thousands)                                     Cost           Gains         (Losses)       Fair Value
---------------                                 -------------  -------------   -------------  --------------

 At September 30, 2000:
     Available for sale:
       Participation certificates:
          FNMA................................      $ 29,038         $    --      $ (1,100)       $  27,938
          FHLMC...............................           758               4             --             762
          Private issue.......................        43,803             102        (1,211)          42,694
       REMICs:
          FNMA................................        28,248               8          (727)          27,529
          FHLMC...............................       130,470              12        (5,820)         124,662
          Private issue.......................       570,178              22       (15,903)         554,297
       CMO residual............................           36              --            --               36
                                                ------------   -------------  ------------    -------------
                                                   $ 802,531         $   148     $ (24,761)       $ 777,918
                                                ============   =============  ============    =============

     Held to maturity:
       REMICs:
          Private issue.......................      $ 27,088         $    --       $  (609)        $ 26,479
                                                ------------   -------------  ------------    -------------
                                                    $ 27,088         $    --       $  (609)        $ 26,479
                                                ============   =============  ============    =============
 At September 30, 1999:
     Available for sale:
       Participation certificates:
          FNMA................................      $ 31,454         $    15      $ (1,134)       $  30,335
          FHLMC...............................         1,022              --            (7)           1,015
          Private issue.......................        70,969             398        (1,875)          69,492
       REMICs:
          GNMA................................         2,134              --            (1)           2,133
          FNMA................................        42,435              51          (417)          42,069
          FHLMC...............................       164,407              37        (2,771)         161,673
          Private issue.......................       622,497             122        (9,493)         613,126
       CMO residual............................           36              --             --              36
                                                ------------   -------------   -----------    -------------
                                                   $ 934,954         $   623     $ (15,698)       $ 919,879
                                                ============   =============   ===========    =============

     Held to maturity:
       REMICs:
          FNMA................................       $   364         $    --       $    (1)         $   363
          Private issue.......................        39,111              21          (245)          38,887
                                                ------------   -------------   -----------    -------------
                                                    $ 39,475         $    21       $  (246)        $ 39,250
                                                ============   =============   ===========    =============


During the years ended September 30, 2000, 1999 and 1998, proceeds from the sale of available for sale mortgage-backed and related securities were $29.1 million, $47.5 million and $229.0 million, respectively. The gross realized gains on such sales totaled $47,000, $119,000 and $4.4 million in 2000, 1999 and 1998, respectively. The gross realized losses on such sales totaled $54,000, $439,000 and $930,000 in 2000, 1999 and 1998, respectively. There were no sales of held to maturity mortgage-backed and related securities in 2000, 1999 and 1998.

At September 30, 2000 and 1999, $486.6 million and $484.2 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

(5)  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                                   September 30,
                                                                            ----------------------------
 (In thousands)                                                                 2000           1999
---------------                                                             -------------  -------------

 First mortgage - one- to four-family..................................        $ 404,505      $ 294,438
 First mortgage - residential construction..............................          62,260        103,100
 First mortgage - multi-family.........................................          130,002        160,593
 Commercial real estate................................................          306,778        251,914
 Home equity...........................................................          188,349        156,695
 Commercial and agriculture............................................          152,526        123,899
 Consumer secured by real estate........................................          80,881         89,991
 Interim financing and consumer loans..................................           13,307         13,744
 Indirect autos.........................................................          30,722         44,299
 Education.............................................................            1,615            984
                                                                            -------------  -------------
     Total gross loans...................................................      1,370,945      1,239,657
                                                                            -------------  -------------
 Less:
     Loans in process....................................................         54,679        106,960
     Unearned insurance premiums.........................................            194            634
     Deferred loan and guarantee fees (costs)............................          (359)           (41)
     Purchased loan discount.............................................            659            737
     Allowance for loan losses...........................................         10,404          9,356
                                                                            -------------  -------------
     Total deductions....................................................         65,577        117,646
                                                                            -------------  -------------
 Total loans receivable................................................        1,305,368      1,122,011
 Less:  First mortgage loans held for sale.............................            8,066          8,620
                                                                            -------------  -------------
 Loans receivable, net.................................................      $ 1,297,302    $ 1,113,391
                                                                            =============  =============


Activity in the allowance for loan losses is as follows:


                                                                      Years Ended September 30,
                                                             -------------------------------------------
 (In thousands)                                                  2000           1999           1998
---------------                                              --------------   -----------   ------------
 Balance at beginning of year............................        $  9,356       $  7,530       $  6,202
     Provision charged to expense..........................         2,509          1,920          2,300
     Charge-offs...........................................       (1,563)          (447)          (999)
     Recoveries.............................................          102             50             27
     Acquired bank's allowance.............................             -            303              -
                                                             -------------  -------------  -------------
 Balance at end of year..................................        $ 10,404       $  9,356       $  7,530
                                                             =============  =============  =============

Non-performing loans totaled approximately $13.0 million and $2.8 million at September 30, 2000 and 1999, respectively. Non-performing loans at September 30, 2000 includes a $10 million commercial loan in which the Company participates with a group of other lenders. Non-performing loans at September 30, 1999 included a single commercial real estate loan collateralized by a shopping center mortgage with a balance of $798,000. Impaired loans totaled $12.1 million and $809,000 at September 30, 2000 and 1999, respectively. These loans had associated reserves of $1.6 million and $400,000 at September 30, 2000 and 1999, respectively. During 2000 and 1999, the average balance of impaired loans was $6.4 million and $923,000, respectively. Interest income on impaired loans for the years ended September 30, 2000, 1999 and 1998 was $881,000, $48,000 and
$63,000, respectively. Interest income on impaired loans is recognized only to the extent that payments are expected to exceed the amount of principal due on the loans.

The effect of non-performing loans on interest income is as follows:


                                                                      Years Ended September 30,
                                                            ----------------------------------------------
 (In thousands)                                                 2000            1999            1998
---------------                                             --------------  --------------  --------------
 Interest at original contractual rate..................         $  1,138         $   274         $   388
 Interest collected.....................................              848             150             161
                                                            --------------  --------------  --------------
     Net reduction of interest income.....................        $   290         $   124         $   227
                                                            ==============  ==============  ==============


Mortgage servicing rights are included in the accompanying consolidated statements of financial condition. The fair value of capitalized mortgage servicing rights approximates the carrying amount at September 30, 2000, 1999 and 1998. Changes in capitalized mortgage servicing rights are summarized as follows:


                                                                         Years Ended September 30,
                                                                --------------------------------------------
 (In thousands)                                                     2000            1999           1998
---------------                                                 -------------   -------------  -------------
Balance at beginning of year..................................      $  4,729        $  3,301       $  1,802
    Servicing rights capitalized..............................           665           2,316          2,158
    Amortization of servicing rights..........................         (819)           (888)          (659)
                                                                -------------   -------------  -------------
Balance at end of year........................................      $  4,575        $  4,729       $  3,301
                                                                =============   =============  =============


Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

                                                                               September 30,
                                                                --------------------------------------------
 (In thousands)                                                     2000            1999           1998
---------------                                                 ------------    ------------   -------------
 Mortgage loans underlying pass-through securities - FNMA....       $ 92,039        $ 95,937      $ 133,586
 Mortgage loan portfolios serviced for:
      FNMA....................................................       370,132         357,060        252,059
      FHLMC..................................................              -               -            603
      WHEDA...................................................        31,698          26,469         20,834
      Other investors.........................................         4,072           4,648          6,596
                                                                -------------   -------------  -------------
      Total loans serviced for others.........................     $ 497,941       $ 484,114      $ 413,678
                                                                =============   =============  =============
Custodial escrow balances maintained in connection with the
     foregoing loan servicing and included in demand deposits..     $ 13,785        $ 12,724       $ 15,301
                                                                =============   =============  =============

At September 30, 2000, 1999 and 1998, mortgage loan portfolios serviced for FNMA includes $28.1 million, $17.1 million and $35.6 million, respectively of mortgage loans sold with recourse.


(6)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:


                                                                                  September 30,
                                                                         -------------------------------
 (In thousands)                                                              2000             1999
---------------                                                          --------------   --------------
 Mortgage-backed and related securities...............................        $  3,740         $  4,469
 Loans receivable.....................................................           7,096            6,333
 Debt and equity securities............................................          2,752            2,792
 Federal Home Loan Bank stock.........................................             583              496
                                                                         --------------   --------------
                                                                             $  14,171        $  14,090
                                                                         ==============   ==============

(7)  PREMISES AND EQUIPMENT

A summary of premises and equipment, at cost, follows:


                                                                                  September 30,
                                                                         -------------------------------
 (In thousands)                                                              2000             1999
---------------                                                          --------------   --------------

 Land and land improvements...........................................       $   4,654        $   4,618
 Office buildings and improvements....................................          19,256           19,274
 Furniture, fixtures and equipment....................................          21,242           21,188
 Leasehold improvements...............................................           4,978            4,654
                                                                         -------------    -------------
                                                                                50,130           49,734
      Accumulated depreciation and amortization........................        (19,847)         (16,810)
                                                                         -------------    -------------
                                                                             $  30,283        $  32,924
                                                                         =============    =============

Range of depreciable lives:

         Office buildings and improvements                 5 - 40 years
         Furniture, fixtures and equipment                 5 - 10 years
         Leasehold improvements                            5 - 40 years


(8)  DEPOSITS

Deposit accounts are summarized as follows:

                                                                September 30,
                             -----------------------------------------------------------------------------------
 (In thousands)                                2000                                     1999
----------------             --------------------------------------     ----------------------------------------
                              Average                                   Average
                               Stated                                   Stated
                                Rate          Amount       Percent        Rate         Amount        Percent
                             ------------- -------------  -----------  ------------  ------------  -------------

 Demand deposits:
     Non-interest bearing..          --       $  87,072         5.9%           --      $  73,906          5.0%
     Interest bearing......        0.80%         78,580         5.3          1.14%        68,621          4.6
 Passbook accounts........         1.95          91,544         6.2          2.29        115,638          7.8
 Money market
     demand accounts.......        5.26         369,038        25.1          4.29        360,360         24.3
 Certificates.............         6.25         845,647        57.5          5.66        865,778         58.3
                                           ------------   ----------                ------------   ----------
 Total deposits...........         5.07%    $ 1,471,881       100.0%         4.58%   $ 1,484,303        100.0%
                                           ============   ==========                ============   ==========

The certificates category above includes approximately $341.3 million and $421.8 million of brokered deposits at average stated rates of 6.44% and 6.08% at September 30, 2000 and 1999, respectively. Original maturities of brokered certificates range from three months to ten years and include certificates that are callable at the option of the Company.

Aggregate annual maturities of certificate accounts at September 30, 2000 are as follows:


                                                                          Average
                                                                          Stated
Maturities during year ended September 30:                 Amount          Rate
------------------------------------------
                                                       ---------------  ------------
                                                       (In thousands)

   2001...............................................      $ 373,526          6.02%
   2002...............................................        123,711          6.47
   2003...............................................         11,790          6.22
   2004...............................................         90,763          6.24
   2005...............................................         67,892          6.24
   Thereafter.........................................        177,965          6.60
                                                       ---------------
                                                            $ 845,647
                                                       ===============

At September 30, 2000, $330.9 million of certificates are callable at the option of the Company. Certificates, net of brokered deposits, include approximately $63.1 million and $59.8 million in denominations of $100,000 or more at September 30, 2000 and 1999, respectively.

Interest expense on deposits is as follows:


                                                                         Years Ended September 30,
                                                              -----------------------------------------------
 (In thousands)                                                   2000             1999             1998
---------------                                               --------------   --------------   -------------
 Demand deposits.............................................       $   500          $   831         $   861
 Money market demand accounts................................        17,330           14,767          13,867
 Passbook accounts...........................................         2,184            3,277           4,186
 Certificates of deposit....................................         52,451           38,500          33,344
                                                              --------------   --------------   -------------
                                                                  $  72,465        $  57,375       $  52,258
                                                              ==============   ==============   =============

Accrued interest payable on deposits totaled approximately $5.5 million and $6.7 million at September 30, 2000 and 1999, respectively.

(9)  SHORT AND LONG TERM BORROWINGS

Advances and other borrowings consist of the following:


(In thousands)                         Weighted Average
                                         Interest Rate           Maturity/Call Date
                                   -------------------------
                                         September 30,                in fiscal           September 30,
                                   -------------------------                         ------------------------
Description                           2000          1999             year ended         2000         1999
---------------------------------  -------------  ----------    ------------------   -----------  -----------
Reverse repurchase agreements....           -  %       5.35  %          2000             $    -    $ 177,654
                                         6.59             -             2001            245,993            -

Retail repurchase agreements.....           -          4.34             2000                  -          790
                                         4.45             -             2001              2,905            -

Bank line of credit..............           -          6.62             2000                  -       21,000
                                         7.90             -             2001             36,000            -

Advances from Federal Home
   Loan Bank Of Chicago..........        6.96          5.89     Open Line Advance         2,000       32,500
                                            -          5.08             2000                  -      330,046
                                         5.64          4.84             2001            425,000      190,000
                                         5.59          4.65             2002             80,000       30,000
                                         5.02          5.02             2003             25,000       25,000

Federal Funds Purchased..........        6.96          6.00        Daily overnight       45,000       25,000

Federal Reserve Bank
  Treasury tax & loan advances...        6.41          5.11        Daily overnight        1,683        1,800
Mortgages payable................        7.98          8.04            Various            1,095          948
                                                                                     -----------  -----------
                                                                                      $ 864,676    $ 834,738
Less: short term borrowings......                                                       758,581      588,790
                                                                                     -----------  -----------
Long term borrowings.............                                                     $ 106,095    $ 245,948
                                                                                     ===========  ===========


The Company is required to maintain as collateral unencumbered mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. In addition, these notes are collateralized by all FHLB stock. At September 30, 2000 and 1999, $392.1 million and $283.2 million, respectively, of mortgage loans and $486.6 million and $484.2 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances. The variable rate advances are tied to the one-month and three-month LIBOR indices. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The maximum amount of borrowings from the FHLB at any month end during the years ended September 30, 2000 and 1999 was approximately $634.4 million and $645.1 million, respectively. The approximate average amount outstanding was $572.8 million and $580.8 million for those same years. The weighted average interest rate was 5.42% and 4.94% during those years. The table above is presented at maturity date or call date, whichever is earlier. Included in the FHLB advances that mature in fiscal year 2001 are $370.0 million of convertible fixed rate advances ("CFA"). A CFA is an advance that allows the FHLB to demand repayment prior to the stated maturity date in accordance with its contractual terms. At September 30, 2000, the $370.0 million of outstanding CFA's have a maturity of 2004 to 2006 and are puttable by the FHLB during fiscal year 2001 and quarterly thereafter.

The Federal Reserve Bank advances are collateralized by agency debt with a carrying value of $2.0 million at September 30, 2000 and 1999.

Securities sold under agreements to repurchase averaged $211.6 million and $125.2 million based on average daily balances during the years ended September 30, 2000 and 1999, respectively. The maximum amount outstanding at any month-end was $260.6 million and $205.0 million during those years, respectively. The average balances are calculated based on daily balances. Securities sold under agreements to repurchase were delivered for escrow to the broker-dealer who arranged the transactions.

Federal funds purchased averaged $31.1 million and $2.2 million for the years ended September 30, 2000 and 1999, respectively. The maximum outstanding at any month-end was $49.5 million and $25.0 million during those years, respectively.

The Bank line of credit averaged $26.4 million and $24.8 million for the years ended September 30, 2000 and 1999, respectively. The maximum amount outstanding at any month-end was $36.0 million and $30.0 million, respectively. The line of credit allows for individual advances of one to six months at rates tied to equivalent term LIBOR indices and is collateralized by the stock of the Bank. The line of credit allows for up to $40.0 million in borrowings.

(10)  OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses are as follows:


                                                                          Years Ended September 30,
                                                                 -------------------------------------------
 (In thousands)                                                      2000           1999           1998
---------------                                                  -------------   -------------   -----------
Federal deposit insurance premiums............................         $  386         $  722         $  643
Data processing..............................................           1,690          1,734          1,741
Advertising..................................................             815          1,194          1,435
Stationery, printing and office supplies.....................             646            680            784
Telephone and postage........................................           1,658          1,433          1,223
Insurance and surety bond premiums............................            219            143            108
Professional fees and services................................            678            410            582
Supervisory assessment........................................            397            310            284
Amortization of intangible assets.............................          1,231          1,192          1,080
Organization dues and subscriptions...........................            143            201            132
Consumer lending..............................................            190            161            203
Miscellaneous ................................................          1,451          1,368          1,980
                                                                 -------------  -------------  -------------
                                                                      $ 9,504        $ 9,548       $ 10,195
                                                                 =============  =============  =============

(11)  INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of the following:


(In thousands)                                                      Federal         State         Total
--------------                                                    ------------  -------------  ------------

YEAR ENDED SEPTEMBER 30, 2000
    Current......................................................     $ 3,076         $   77       $ 3,153
    Deferred.....................................................       2,233           (22)         2,211
                                                                  ------------  -------------  ------------
                                                                      $ 5,309         $   55       $ 5,364
                                                                  ============  =============  ============

YEAR ENDED SEPTEMBER 30, 1999
    Current......................................................     $ 1,143         $   11       $ 1,154
    Deferred.....................................................       4,252          1,004         5,256
                                                                  ------------  -------------  ------------
                                                                      $ 5,395        $ 1,015       $ 6,410
                                                                  ============  =============  ============

YEAR ENDED SEPTEMBER 30, 1998
    Current......................................................     $ 3,360        $ (698)       $ 2,662
    Deferred.....................................................     (1,180)            344         (836)
                                                                  ------------  -------------  ------------
                                                                      $ 2,180        $ (354)       $ 1,826
                                                                  ============  =============  ============

Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:


                                                                    Years Ended September 30,
                                                           --------------------------------------------
(In thousands)                                                 2000           1999            1998
--------------                                             -------------  -------------  --------------
Federal income tax expense at statutory rate of 35%......      $  5,770       $  8,073        $  5,818
State income taxes, net of Federal income tax benefit....            36            662           (241)
Tax exempt interest......................................         (117)          (136)           (146)
Non-deductible compensation..............................         2,071            449             424
Acquisition intangible amortization......................           227            230             247
Affordable housing credits...............................       (2,609)        (2,969)         (4,176)
Other, net...............................................          (14)            101           (100)
                                                           -------------  -------------   -------------
                                                               $  5,364       $  6,410        $  1,826
                                                           =============  =============   =============


Included in other assets are net deferred tax assets of $7.1 million and $6.3 million at September 30, 2000 and 1999, respectively. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:


                                                                                     September 30,
                                                                           ---------------------------------
(In thousands)                                                                 2000               1999
--------------                                                             --------------     --------------
DEFERRED TAX ASSETS:
Allowance for loan losses................................................       $  3,677           $  3,013
Deferred interest and fee income.........................................            545                362
Net operating losses.....................................................          1,540              1,178
Valuation adjustments and reserves.......................................             47                 47
Accrued expenses.........................................................            281                541
Deferred compensation....................................................            584                742
Non-qualified stock option exercise......................................             10                 88
Low income housing credit carryover......................................          4,822              3,891
                                                                           --------------     --------------
Gross deferred tax asset.................................................         11,506              9,862
Less valuation allowance.................................................        (1,116)              (875)
                                                                           --------------     --------------
Net deferred tax asset...................................................         10,390              8,987

DEFERRED TAX LIABILITIES:
Fixed asset tax basis adjustments........................................        (1,389)            (1,344)
FHLB stock tax basis adjustment..........................................          (980)              (307)
Unrealized gains on available for sale securities........................          (492)              (543)
Other....................................................................          (456)              (530)
                                                                           --------------     --------------
Gross deferred tax liability.............................................        (3,317)            (2,724)
                                                                           --------------     --------------
Net deferred tax asset ..................................................       $  7,073           $  6,263
                                                                           ==============     ==============


At September 30, 2000 and 1999, deferred tax assets include approximately $30.0 million and $22.9 million of various state net operating loss carry forwards respectively, which begin to expire in 2007 and are reduced by the valuation allowance to the extent full realization is in doubt. At September 30, 2000 and 1999, deferred tax assets include low income housing credits of $1.0 million in each year which can be carried forward for 15 years and $3.8 million and $2.9 million, respectively, which can be carried forward for 20 years. The credits will begin to expire in 2013.

(12)  SHAREHOLDERS' EQUITY

In accordance with federal regulations, at the time the Bank converted from a federal mutual savings bank to a federal stock savings bank, the Bank established a liquidation account equal to its retained earnings of $63.0 million to provide a limited priority claim for the benefit of qualifying depositors who maintain their deposit accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits. At September 30, 2000, the balance of the liquidation account was approximately $17.7 million. Under current regulations, the Bank is not permitted to pay dividends on its stock if the effect would reduce its regulatory capital below the liquidation account.

Office of Thrift Supervision ("OTS") regulations also provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, and after prior notice but without approval by the OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. During the year ended September 30, 2000, the Bank paid dividends to the Company totaling $5.0 million. As of September 30, 2000, retained earnings of the Bank of approximately $31.2 million were free of restriction and available for dividend payments.

Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its shareholders. However, the Company's source of funds for future dividends may depend upon dividends from the Bank.

Under the Internal Revenue Code and the Wisconsin Statutes, for tax years beginning before 1996, the Company was permitted to deduct an annual addition to a reserve for bad debts. This amount differed from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Shareholders' equity at September 30, 2000 includes approximately $21.9 million, for which no federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

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

Management believes, as of September 30, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2000 and 1999, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. A well-capitalized institution significantly exceeds the required minimum level for each relevant capital measure. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table summarizes the Bank's capital ratios and the ratios required by federal regulations:

                                                                  To Be Adequately                       To Be Well
                                                                 Capitalized Under                   Capitalized Under
                                                                 Prompt Corrective                   Prompt Corrective
                                         Actual                  Action Provisions                   Action Provisions
                                  ----------------------       -----------------------             -----------------------
                                    Amount      Ratio            Amount       Ratio                  Amount       Ratio
                                  -----------  ---------       ------------  ---------             ------------  ---------
                                                                       (In thousands)
As of September 30, 2000:

Tangible capital..............    $ 169,261      6.78%    > or = $ 99,893      > or = 4.0%    >  or = $ 124,866    > or =  5.0%
Core capital .................      169,261      6.78%    > or =   99,893      > or = 4.0%    >  or =   124,866    > or =  5.0%
Tier 1 risk-based capital.....      169,261     10.92%    > or =   61,995      > or = 4.0%    >  or =    92,993    > or =  6.0%
Total risk-based capital......      179,330     11.57%    > or =  123,991      > or = 8.0%    >  or =   154,989    > or = 10.0%

As of September 30, 1999:

Tangible capital..............    $ 144,222      5.82%    > or = $ 99,136      > or = 4.0%    > or = $ 123,921    > or =   5.0%
Core capital .................      144,222      5.82%    > or =   99,136      > or = 4.0%    > or =   123,921    > or =   5.0%
Tier 1 risk-based capital.....      144,222      9.98%    > or =   57,803      > or = 4.0%    > or =    86,704    > or =   6.0%
Total risk-based capital......      153,578     10.63%    > or =  115,606      > or = 8.0%    > or =   144,507    > or =  10.0%


Unrealized gains and losses on securities available for sale are not included in the above tangible, core and risk-based capital amounts. At September 30, 2000, if all available for sale securities were sold and the unrealized losses were recognized, the Bank's capital ratios would exceed those required to be well capitalized.

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

(13)  EARNINGS PER SHARE

Basic earnings per share of common stock for the years ended September 30, 2000, 1999 and 1998, have been determined by dividing net income for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share of common stock for the years ended September 30, 2000, 1999 and 1998, have been determined by dividing net income for the year by the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of outstanding stock options. Total shares outstanding for earnings per share calculation purposes have been reduced by the ESOP shares that have not been committed to be released.

The computation of earnings per common share for the years ended September 30 is as follows:


                                                   2000             1999              1998
                                               ------------     ------------      ------------
Net income for the year...................      $11,123,000      $16,656,000       $14,797,000
                                                ===========      ===========       ===========

Common shares issued......................       14,579,240       14,579,240        14,579,240
Weighted average treasury shares..........        4,655,160        4,736,967         4,241,506
Weighted average unallocated
   ESOP shares............................          120,772          482,252           565,156
                                                -----------      -----------       -----------
Weighted average common shares
    outstanding during the year............       9,803,308        9,360,021         9,772,578
Effect of dilutive stock options
    outstanding...........................          172,185          438,501           610,170
                                                -----------      -----------       -----------
Diluted weighted average common shares
    outstanding during the year............       9,975,493        9,798,522        10,382,748
                                                ===========      ===========       ===========
Basic earnings per share..................        $    1.13        $    1.78         $    1.51
                                                ===========      ===========       ===========
Diluted earnings per share................        $    1.12        $    1.70         $    1.43
                                                ===========      ===========       ===========

(14)  STOCK REPURCHASE PROGRAM

On April 22, 1999, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding common stock, or approximately 505,000 shares, commencing April 29, 1999 and concluding before September 30, 2000, depending upon market conditions. The repurchased shares became treasury shares and are to be used for the exercise of stock options under the stock option plan and for general corporate purposes. The share repurchase program was completed on June 30, 2000 at an average price of $14.43 per share. This was the tenth such repurchase program that the Company has undertaken. At September 30, 2000, an aggregate of 6,711,304 shares had been repurchased in all such repurchase programs at an average price of $13.19. On June 30, 2000, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding stock, or approximately 485,000 shares. The repurchase program was authorized to start June 30, 2000. At September 30, 2000, 264,400 shares had been repurchased at an average price of $14.89 per share.

(15)  EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS:

The Company has a defined contribution pension plan which covers substantially all employees who are at least 21 years of age and have completed 1,000 hours or more of service each year. Company contributions are based on a set percentage of each participant's compensation for the plan year. Plan expense for the years ended September 2000, 1999 and 1998 was approximately $96,000, $180,000 and $285,000, respectively.

The Company also has a defined contribution savings plan for substantially all employees. The plan is qualified under Section 401(k) of the Internal Revenue Code. Participation in the plan requires that an employee be at least 21 years of age and have completed 1,000 hours or more of service each year. Participants may elect to defer a portion of their compensation (between 2% and 10%) and contribute this amount to the plan. Under the plan, the Company will match the contribution made by each employee up to fifty percent of 4% of the eligible employee's annual compensation. Plan expense for the years ended September 30, 2000, 1999 and 1998 was approximately $229,000, $228,000 and $179,000, respectively.

The aggregate benefit payable to any employee of both defined contribution plans is dependent upon the rates of contribution, the earnings of the fund and the length of time such employee continues as a participant.

OFFICER DEFERRED COMPENSATION PLAN:

The Company has deferred compensation plans covering certain officers of the Company. These arrangements provide for monthly payments to be made upon retirement or reaching certain age levels for periods of 10 to 15 years. A liability is recorded for the present value of the future payments under these agreements, amounting to $891,000 and $1.1 million, respectively at September 30, 2000 and 1999. The Company owns insurance policies on the lives of these officers, which have cash surrender values of approximately $2.0 million at September 30, 2000 and 1999, and are intended to fund these benefits. Plan expense for the years ended September 30, 2000, 1999 and 1998 was approximately $58,000, $61,000 and $56,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN:

In conjunction with the conversion of the Bank to a stock savings bank, an employee stock ownership plan ("ESOP") was adopted covering all employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP borrowed $4.9 million from the Company and purchased 981,296 common shares issued in the conversion. The debt bears a variable interest rate based on the borrower's prime lending rate, which was 8.25% at September 30, 1999. The balance of this loan was $3.1 million at September 30, 1999. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. The excess of the current market price of shares released over the cost of those shares is credited to paid-in-capital. As shares are released they become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

The Company made a voluntary acceleration of the repayment of all of the remaining loan principal to its ESOP plan during the year ended September 30, 2000. The increased payments resulted in additional ESOP expense of $7.1 million for the year ended September 30, 2000. All shares have been allocated at September 30, 2000. ESOP compensation expense for the years ended September 30, 2000, 1999 and 1998 was $8.2 million, $1.7 million and $1.6 million, respectively.

The following is a summary of ESOP shares at September 30, 2000 and 1999:

                                                        Shares
                                             ---------------------------
                                                2000             1999
                                             ----------       ----------


    Allocated shares.......................      981,296         467,076
    Shares released for allocation.........            -          62,252
    Unreleased shares......................            -         451,968
                                              ----------      ----------
    Total ESOP shares......................      981,296         981,296
                                              ==========      ==========
    Fair value of unreleased shares
         at September 30,..................    $       -      $9,294,000
                                              ==========      ==========



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

At September 30, 2000, 4,800 shares were reserved for future grants. Further information concerning the options is as follows:


                                                                                   Option Price
                                                                     Shares         Per Share
                                                                   ----------     --------------
Shares under option
    September 30, 1997.........................................     1,313,132     $ 5.00 - 19.38
      Options granted..........................................        73,334          19.19
      Options canceled.........................................       (49,500)         14.50
      Options exercised........................................      (173,346)      5.00 - 14.50
                                                                   ----------     --------------
    September 30, 1998.........................................     1,163,620       5.00 - 19.38
      Options granted..........................................       785,264      15.62 - 21.31
      Options canceled.........................................       (41,550)     14.50 - 20.25
      Options exercised........................................      (341,652)      5.00 - 18.50
                                                                   ----------     --------------
    September 30, 1999.........................................     1,565,682       5.00 - 21.31
      Options granted..........................................       189,548      13.88 - 22.00
      Options canceled.........................................        (4,800)         18.88
      Options exercised........................................       (50,282)      5.00 - 15.62
                                                                   ----------     --------------
    September 30, 2000.........................................     1,700,148       5.00 - 22.00
                                                                   ==========     ==============
    Options exercisable at September 30, 2000                         818,625     $ 5.00 - 21.31
                                                                   ==========     ==============


The following table summarizes information about stock options outstanding at September 30, 2000:


                                 Options Outstanding                          Options Exercisable
                       ----------------------------------------------   --------------------------------
                                          Weighted                                         Weighted
     Exercise              Number          Average        Average           Number          Average
   Price Range          Outstanding    Exercise Price      Life*         Outstanding    Exercise Price
------------------- -- --------------- ---------------- ------------    --------------- ----------------

      $5.00                   114,260       $5.00          2.71                114,260       $5.00
      $8.38                    17,000       $8.38          3.83                  8,502       $8.38
  $13.13-$14.50               736,572      $14.31          7.37                439,751      $14.50
  $15.62-$18.50               130,082      $16.26          8.21                130,082      $16.26
      $18.88                  497,800      $18.88          8.41                 10,000      $18.88
  $19.19-$22.00               204,434      $19.91          7.78                116,030      $19.57
                       --------------                                   --------------
                            1,700,148                                          818,625
                       ==============                                   ==============


*Average contractual life remaining in years


For purposes of providing the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of stock options granted was estimated using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $4.37 and $5.51, respectively, on the date of grant with the following weighted-average assumptions used for grants in 2000 and 1999, respectively:


                                                                         September 30,
                                                            2000             1999              1998
                                                      ----------------- ---------------- -----------------
Expected dividend yield.............................             3.05%            1.84%             1.55%
Risk-free interest rates............................             5.99%            5.95%             5.82%
Expected lives......................................          10 years         10 years          10 years
Expected volatility.................................               15%              15%               15%

Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. This pro forma net income reflects only options granted in the fiscal years 1997 through 2000. Therefore, the full impact of calculating compensation cost under SFAS No. 123 is not reflected in the pro-forma net income and earnings per share amounts.


                                                                             September 30,
                                                                2000              1999             1998
                                                           ---------------- ----------------- ----------------

Net Income                      As reported.............      $ 11,123,000      $ 16,656,000     $ 14,797,000
                                Pro forma...............      $ 10,349,000      $ 15,935,000     $ 14,510,000

Basic earnings per share        As reported.............      $       1.13      $       1.78     $       1.51
                                Pro forma...............      $       1.05      $       1.70     $       1.49

Diluted earnings per share      As reported.............      $       1.12      $       1.70     $       1.43
                                Pro forma...............      $       1.04      $       1.63     $       1.40


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

                                                              Contractual or Notional
                                                                     Amount(s)
                                                                   September 30,
                                                            -----------------------------
                                                               2000               1999
                                                            -----------        ----------
                                                                   (In thousands)
 Financial instruments whose contract amounts represent
 credit risk, are as follows:
     Commitments to extend credit:
       Fixed-rate loans.................................       $   4,790         $    959
       Variable-rate loans..............................          42,293           50,043
     Mortgage loans sold with recourse...................         28,148           17,053
     Guarantees under IRB issues........................          32,582           24,484
     Commercial letters of credit........................              -            2,695
     Interest rate swap agreements......................         400,000          350,000
     Unused and open-ended lines of credit:
       Consumer.........................................         199,515          176,958
       Commercial.......................................          60,408           40,855


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed-rate loan commitments as of September 30, 2000 have interest rates ranging from 7.75% to 8.625%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily FNMA, with the servicing of these loans being retained by the Company. The Company receives a larger servicing spread on those loans being serviced then it would if the loans had been sold without recourse.

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial development revenue bond issue ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At September 30, 2000, appraised values of the real estate collateral exceeded the amount of the guarantees.

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

At September 30, 2000, the Company had a $10 million in fixed pay-floating receive agreement with a maturity date of 2001. The agreement has a fixed interest rate of 7.05% and a variable interest rate of 7.56%. At September 30, 2000, the Company had $390 million in fixed receive-floating pay agreements with maturity dates ranging from 2001 to 2009 and call dates ranging from 2000 to 2001. The agreements have fixed interest rates ranging from 5.85% to 7.13% and variable interest rates ranging from 5.70% to 6.68%.

The fair value of interest rate swaps, which is based on the present value of the swap using dealer quotes, represent the estimated amount the Company would receive or pay to terminate the agreements taking into account current interest rates and market volatility. The interest rate swaps are off-balance sheet items; therefore at September 30, 2000, the gross unrealized gains and losses of $211,000 and $8.1 million, respectively, equal the fair value loss of the interest rate swaps of $7.9 million. At September 30, 1999, the gross unrealized gains and losses of $167,000 and $8.6 million, respectively, equal the fair value of the interest rate swaps of $8.4 million.

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

The Company's primary business activities include granting residential mortgage and consumer loans to customers located within the proximity of their branch locations, primarily within the State of Wisconsin. Approximately $79.4 million of commercial real estate and multi-family loans are outside Wisconsin as of September 30, 2000.

In the normal course of business, various legal proceedings involving the Company are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions.

The Company leases 17 offices under agreements which expire at various dates through August 2056, with twelve leases having renewable options. Rent expense under these agreements totaled approximately $1.2 million, $1.1 million and $804,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

The future minimum rental commitments as of September 30, 2000 under these leases for the next five years and thereafter, are as follows:


     Years Ended September 30,                Amount
     -------------------------            ----------------
                                           (In thousands)

     2001...............................         $ 1,162
     2002...............................           1,087
     2003...............................           1,057
     2004...............................             805
     2005...............................             501
     2006 and thereafter................           8,176


(17)  FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are materially affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be interpreted to represent, the underlying value of the Company.

The following table presents the estimates of fair value of financial instruments at September 30, 2000:


                                                                                   Carrying       Fair
(In thousands)                                                                       Value        Value
--------------                                                                   ------------   -----------
Financial Assets:
    Cash and cash equivalents...................................................    $ 34,747     $  34,747
    Debt and equity securities..................................................     214,358       214,370
    Mortgage-backed and related securities......................................     805,006       804,397
    Mortgage loans held for sale................................................       8,066         8,075
    Loans receivable............................................................   1,297,302     1,302,130
    Federal Home Loan Bank stock................................................      30,418        30,418

Financial Liabilities:
    Certificate accounts........................................................     845,647       845,647
    Other deposit accounts......................................................     626,234       626,234
    Advances and other borrowings...............................................     864,676       864,762


                                                                     Contractual
                                                                    or Notional    Carrying       Fair
(In thousands)                                                         Amount        Value        Value
--------------                                                      ------------  ------------  -----------
Off-Balance Sheet Items:
    Commitments to extend credit...................................     $ 47,083          --        *
    Unused and open-ended lines of credit..........................      259,923          --        *
    Interest rate swap agreements..................................      400,000      $  920     $ (7,911)

*    Amount is not material.

The following table presents the estimates of fair value of financial instruments at September 30, 1999:

                                                                                   Carrying       Fair
(In thousands)                                                                       Value        Value
--------------                                                                     ---------    -----------
Financial Assets:
    Cash and cash equivalents...................................................  $   32,562    $   32,562
    Debt and equity securities..................................................     217,459       217,483
    Mortgage-backed and related securities......................................     959,354       959,129
    Mortgage loans held for sale................................................       8,620         8,620
    Loans receivable............................................................   1,113,391     1,121,574
    Federal Home Loan Bank stock................................................      30,827        30,827

Financial Liabilities:
    Certificate accounts........................................................     865,778       865,778
    Other deposit accounts......................................................     618,525       618,525
    Advances and other borrowings...............................................     834,738       834,738



                                                                     Contractual
                                                                     or Notional    Carrying      Fair
(In thousands)                                                          Amount        Value       Value
--------------                                                      ------------   ----------   ---------
Off-Balance Sheet Items:
    Commitments to extend credit.................................    $ 51,002            -         *
    Unused and open-ended lines of credit........................     217,813            -         *
    Interest rate swap agreements................................     350,000      $ 1,232      $ (8,426)

*    Amount is not material.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the statement of financial condition for cash and short-term instruments approximate those assets' fair values.

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

The fair value estimates are presented for on-balance sheet financial instruments without attempting to estimate the value of the Company's long-term relationships with depositors and the benefit that results from low-cost funding provided by deposit liabilities .

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


BUSINESS SEGMENTS                        Retail     Commercial    Mortgage                       Total
(In thousands)                          Banking      Banking      Banking      Investments     Segments
--------------                         ---------    ----------   ---------     -----------    ----------
Year ended September 30, 2000
Net interest income...............      $ 24,658    $  14,102     $  6,949     $     5,961    $   51,670
Provision for loan losses.........           789        1,447          273              --         2,509
Other operating income............         7,170          950        1,777              (3)        9,894
General and administrative expenses       21,189        2,588        3,637             791        28,205
Income tax expense................         3,713        4,152        1,819           1,948        11,632
                                        --------    ---------     --------     -----------    ----------
Segment profit....................      $  6,137    $   6,865     $  2,997     $     3,219    $   19,218
                                        ========    =========     ========     ===========    ==========

Segment average assets............      $312,042    $546,169      $400,558     $1,151,184     $2,409,953
                                        ========    ========      ========     ==========     ==========

Year ended September 30, 1999
Net interest income...............      $ 17,071    $  12,605     $  5,658     $   10,570     $   45,904

Provision for loan losses.........           506        1,173          241             --          1,920
Other operating income............         6,602          925        3,415           (288)        10,654
General and administrative expenses       22,118        2,889        4,377            811         30,195
Income tax expense................           373        3,469        1,642          3,505          8,989
                                        --------     --------     --------     ----------     ----------
Segment profit....................      $    676     $  5,999     $  2,813     $    5,966     $   15,454
                                        ========     ========     ========     ==========     ==========
Segment average assets............      $291,029     $428,599     $285,434     $1,081,711     $2,086,773
                                        ========     ========     ========     ==========     ==========

Year ended September 30, 1998
Net interest income...............      $ 14,680     $  8,574     $  3,750     $    9,819     $   36,823
Provision for loan losses.........         1,258          605          437             --          2,300
Other operating income............         5,308        1,106        5,259            981         12,654
General and administrative expenses       20,554        2,247        3,777            748         27,326
Income tax expense................          (691)       2,225        1,562          3,336          6,432
                                        --------     --------     --------     ----------     ----------
Segment profit....................      $ (1,133)    $  4,603     $  3,233     $    6,716     $   13,419
                                        ========     ========     ========     ==========     ==========

Segment average assets............      $250,931     $302,690     $271,038     $  760,664     $1,585,323
                                        ========     ========     ========     ==========     ==========

RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                                                          Years Ended September 30,
                                                               ---------------------------------------------
                                                                  2000              1999             1998
                                                               ----------        ----------       ----------
                                                                               (In thousands)
NET INTEREST INCOME AND OTHER OPERATING INCOME
Total for segments.....................................        $   61,564        $   56,558       $   49,477
Unallocated transfer pricing credit (primarily on                   5,189             9,304            7,783
capital)...............................................
Income from affordable housing subsidiary..............             3,014             4,941            5,059
Holding company interest expense.......................            (1,964)           (1,583)            (581)
Elimination of intercompany interest income............            (1,093)           (1,438)          (2,247)
Other..................................................             1,418               767            1,263
                                                                ---------        ----------       ----------
Consolidated total revenue.............................         $  68,128        $   68,549       $   60,754
                                                                =========        ==========       ==========

PROFIT
Total for segments.....................................        $   19,227        $   15,454       $   13,419
Unallocated transfer pricing credit (primarily on                   3,113             5,582            4,670
capital)...............................................
Unallocated administrative and centralized support costs           (5,536)           (5,132)          (5,098)
(a)....................................................
Holding company net loss...............................            (1,494)           (1,462)            (746)
Elimination of intercompany interest income............              (656)             (863)          (1,348)
Affordable housing tax credits.........................             2,609             2,969            4,176
Additional ESOP expense not allocated to segments......            (6,317)                -                -
Other..................................................               177               107             (276)
                                                               ----------        ----------       ----------
Consolidated net income................................        $   11,123        $   16,656       $   14,797
                                                               ==========        ==========       ==========

AVERAGE ASSETS
Total for segments.....................................        $2,409,953        $2,086,773       $1,585,323
Elimination of intercompany loans......................           (13,390)          (15,995)         (25,777)
Other assets not allocated.............................           106,528           143,567          140,502
                                                               ----------        ----------       ----------
Consolidated average assets............................        $2,502,821        $2,214,345       $1,700,048
                                                               ==========        ==========       ==========

(a) After-tax effect of $9.2 million and $8.6 million of general and administrative expenses for the years ended September 30, 2000 and 1999, respectively.

(19) FINANCIAL INFORMATION OF ST. FRANCIS CAPITAL CORPORATION (PARENT ONLY)

                       STATEMENTS OF FINANCIAL CONDITION


                                                                                        September 30,
                                                                                  ------------------------
(In thousands)                                                                       2000           1999
--------------                                                                    ----------     ---------
                                                  ASSETS
Cash, all with Bank...........................................................     $  2,519       $  2,089
Investment in subsidiaries, at equity.........................................      164,992        150,602
Accrued interest receivable and other assets..................................           27            391
                                                                                   --------       --------
      Total assets............................................................     $167,538       $153,082
                                                                                   ========       ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Advances and other borrowings.............................................     $ 36,000       $ 21,000
    Accrued interest and other liabilities....................................          615            568
                                                                                   --------       --------
      Total liabilities.......................................................       36,615         21,568
                                                                                   --------       --------

Shareholders' equity:
    Common stock..............................................................          146            146
    Additional paid-in capital................................................       88,799         82,426
    Accumulated other comprehensive loss......................................     (18,923)       (13,057)
    Unearned ESOP compensation................................................            -        (2,260)
    Treasury stock, at cost...................................................     (69,498)       (58,934)
    Retained earnings, substantially restricted...............................      130,399        123,193
                                                                                   --------       --------
      Total shareholders' equity..............................................      130,923        131,514
                                                                                   --------       --------
      Total liabilities and shareholders' equity..............................     $167,538       $153,082
                                                                                   ========       ========



                              STATEMENTS OF INCOME


                                                                           Years ended September 30,
                                                                   ----------------------------------------
(In thousands)                                                       2000            1999           1998
--------------                                                     --------        --------       ---------
Dividends received from Bank.................................      $  5,021        $ 17,133        $ 15,627
Interest and other dividend income...........................           224             351             421
Other income.................................................            49               -               -
Interest expense on advances and other borrowings............        (1,964)         (1,583)           (581)
General and administrative expenses..........................          (608)           (994)           (828)
                                                                   --------        --------        --------
    Income before income tax expense and equity in
      undistributed earnings of subsidiaries..................        2,722          14,907          14,639
Income tax benefit...........................................          (805)           (764)           (242)
                                                                   --------        --------        --------
    Income before equity in undistributed earnings of
      Subsidiaries............................................        3,527          15,671          14,881
Equity in (distributed) undistributed earnings of subsidiaries        7,596             985             (84)
                                                                   --------        --------        --------
Net income...................................................      $ 11,123        $ 16,656        $ 14,797
                                                                   ========        ========        ========

                                        STATEMENTS OF CASH FLOWS

                                                                         Years ended September 30,
                                                                 ----------------------------------------
(In thousands)                                                     2000            1999            1998
--------------                                                   --------        --------        --------

Cash flows from operating activities:
Net income.................................................      $ 11,123        $ 16,656        $ 14,797
Adjustments to reconcile net income to cash provided
by operations:
    Equity in distributed (undistributed) earnings of
    subsidiaries............................................       (7,596)           (985)             84
    Increase (decrease) in liabilities......................           48             268            (303)
    Other, net..............................................       (3,674)            129             (11)
                                                                 ---------       --------        --------
Cash provided by (used in) operations......................           (99)         16,068          14,567
                                                                 ---------       --------        --------

Cash flows from investing activities:
Net cash used for acquisitions.............................             -          (8,964)              -
Proceeds from sales of securities available for sale.......             -             997             395
Principal repayments on securities available for sale......             -               -              91
                                                                 ---------       --------        --------
Cash provided by (used in) investing activities............             -          (7,967)            486
                                                                 ---------       --------        --------

Cash flows from financing activities:
Stock option transactions..................................           333           1,655           1,072
Proceeds from advances and other borrowings................       112,000          98,000          39,000
Repayments from advances and other borrowings..............       (97,000)        (95,000)        (32,000)
Purchase of treasury stock.................................       (11,226)         (8,988)        (21,160)
Dividends paid.............................................        (3,578)         (3,162)         (2,912)
                                                                 --------        --------        --------
Cash provided by (used in) financing activities............           529          (7,495)        (16,000)
                                                                 --------        --------        --------

Increase (decrease) in cash................................           430             606            (947)
Cash at beginning of year..................................         2,089           1,483           2,430
                                                                 --------        --------        --------
Cash at end of year........................................      $  2,519        $  2,089        $  1,483
                                                                 ========        ========        ========


(20)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                For the quarter ended,
                              ------------------------------------------------------------------------------------------
                                Sep 30,   Jun 30,     Mar 31,     Dec 31,      Sep 30,     Jun 30,   Mar 31,    Dec 31,
                                 2000      2000        2000        1999          1999       1999      1999        1998
                              ------------------------------------------------------------------------------------------
                                              (In thousands, except earnings per share and market prices)
Interest and dividend income   $ 44,514  $ 44,102     $ 43,530    $ 42,508    $ 41,086   $ 38,523   $ 35,144    $ 30,792

Interest expense............     32,095    30,696       29,595      28,345      26,404     24,371     22,244      20,263
                              ------------------------------------------------------------------------------------------
Net interest income........      12,419    13,406       13,935      14,163      14,682     14,152     12,900      10,529
Provision for loan losses..       1,003       506          500         500         480        480        480         480
                              ------------------------------------------------------------------------------------------
Net interest income after
     provision for loan
     losses.................     11,416    12,900       13,435      13,663      14,202      13,672     12,420     10,049
Securities gains/(losses)...         17        (8)          19         (16)         (5)        124       (400)        28
Gain on sales of loans held
     for sale, net.........         412       363          230         128         262         420        860      1,264
Other operating income.....       3,291     3,502        3,215       3,052       3,205       3,129      3,226      4,173
                              ------------------------------------------------------------------------------------------
Total other operating income      3,720     3,857        3,464       3,164       3,462       3,673      3,686      5,465

General and administrative
     expenses...............     10,016    11,165       12,635      15,316      10,777      10,888     10,905     10,993
                              ------------------------------------------------------------------------------------------
Income before income tax
     expense...............       5,120     5,592        4,264       1,511       6,887       6,457      5,201      4,521
Income tax expense.........       1,143     1,611        1,305       1,305       2,145       1,978      1,531        756
                              ------------------------------------------------------------------------------------------
Net income.................     $ 3,977   $  3,981     $ 2,959     $   206     $ 4,742    $  4,479    $ 3,670      3,765
                              ==========================================================================================

Basic earnings per share (1)    $  0.42    $  0.40     $  0.30     $  0.02     $  0.49     $  0.46    $  0.39    $  0.43

Diluted earnings per share
(2).......................      $  0.41    $  0.40     $  0.29     $  0.02     $  0.47     $  0.45    $  0.37    $  0.41

Weighted average shares --
     basic.................   9,574,374  9,834,528   9,956,364   9,850,325   9,693,643   9,658,894  9,322,724  8,767,262
Weighted average shares --
     diluted...............   9,687,858  9,917,377  10,084,219  10,218,745  10,091,034  10,031,270  9,792,261  9,263,844

Market Information:
     High..................     $ 16.00    $ 15.13     $ 18.69     $ 22.63     $ 21.75     $ 22.00    $ 21.63    $ 21.13
     Low...................       13.69      12.75       13.13       17.25       19.50       18.50      18.50      17.25
     Close.................       15.38      15.13       14.00       18.63       20.56       21.50      21.44      21.13

---------------------

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

On October 20, 2000, the Company declared a dividend of $0.10 per share on the Company's common stock for the quarter ended September 30, 2000. The dividend was payable on November 20, 2000 to shareholders of record as of November 10, 2000. At November 30, 2000, the closing price of the Company's common stock was $13.38 per share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, dated December 20, 2000, relating to the 2000 Annual Meeting of Shareholders currently scheduled for January 24, 2001, which is incorporated herein by reference. Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, dated December 20, 2000, relating to the 2000 Annual Meeting of Shareholders currently scheduled for January 24, 2001, which is incorporated herein by reference. However, the information set forth under the heading "Compensation Committee Report" in the Company's definitive Proxy Statement dated December 20, 2000, shall not be deemed to be incorporated by reference by any general statement into any filing and shall not otherwise be deemed to be filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, dated December 20, 2000, relating to the 2000 Annual Meeting of Shareholders currently scheduled for January 24, 2001, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement, dated December 20, 2000, relating to the 2000 Annual Meeting of Shareholders currently scheduled for January 24, 2001, which is incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  (1) FINANCIAL STATEMENTS

The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

         Independent Auditors' Report
         Consolidated Statements of Financial Condition at September 30, 2000
           and 1999
         Consolidated Statements of Income for the Years Ended September 30,
           2000, 1999 and 1998
         Consolidated Statements of Shareholders' Equity and Comprehensive
           Income for the Years Ended September 30, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the Years Ended September 30,
           2000, 1999 and 1998
         Notes to Consolidated Financial Statements

(A)   (2)  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(A)  (3) EXHIBITS:


   3.1   Articles of Incorporation of Registrant(1)
   3.2   Amended By-laws of Registrant(2)
   3.3   Stock Charter of St. Francis Bank, F.S.B.(1)
   3.4   By-laws of St. Francis Bank, F.S.B.(1)
   3.5   Articles of Amendment to the Articles of Incorporation of Registrant(3)
   4.0   Shareholders' Rights Agreement, dated as of September 25, 1997, between the Registrant and Firstar Trust Company(4)
  10.1   St. Francis Bank, F.S.B. Money Purchase Pension Plan(1)
  10.2   St. Francis Bank, F.S.B. 401(k) Savings Plan(1)
  10.3   St. Francis Bank, F.S.B. Employee Stock Ownership Plan(1)
  10.4   Credit Agreement by and between St. Francis Bank, F.S.B. Employee Stock Ownership
         Trust and Registrant(1)
  10.5   St. Francis Bank, F.S.B. Management Recognition and Retention Plan and Trust(1)
  10.6   St. Francis Capital Corporation 1993 Incentive Stock Option Plan(1)
  10.7   St. Francis Capital Corporation 1993 Stock Option Plan for Outside Directors(1)
  10.8   1986 Deferred Compensation Agreement as amended-Thomas R. Perz(4)
  10.9   1987 Deferred Compensation Agreement-Thomas R. Perz(1)
 10.10   1988 Deferred Compensation Agreement-Edward W. Mentzer(1)
 10.11   2000 St. Francis Bank, FSB Employment Agreement-Thomas R. Perz(5)
 10.12   2000 St. Francis Capital Corporation Employment Agreement-Thomas R. Perz(5)
 10.13   1996 Amended Employment Agreement-James C. Hazzard(5)
 10.14   1997 Amended Employment Agreement-Bradley J. Smith(5)
 10.15   1998 Amended Employment Agreement-Jon D. Sorenson(5)
 10.16   1998 Amended Employment Agreement-James S. Eckel(5)
 10.17   St. Francis Capital Corporation 1997 Stock Option Plan(3)
 10.18   Split Dollar Life Insurance Agreement-Thomas R. Perz(3)
  11.1   Statement regarding computation of per share earnings                  See footnote (13) in Part II Item 8
  13.1   2000 Summary Annual Report to Shareholders(6)
  21.1   Subsidiaries of the Registrant                                         See "Subsidiaries" in Part I Item I
  23.1   Consent of KPMG LLP(5)
  24.1   Powers of Attorney for certain officers and directors(1)
  27.1   Financial Data Schedule(5)
  99.1   Proxy Statement for 2000 Annual Meeting of Shareholders(5)

(1) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement declared effective on April 22, 1993. (Registration Number 33-58680).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
(5)  Filed herewith.
(6)  Filed in paper format pursuant to Rule 101(b)(1) of Regulation S-T.

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

                                ST. FRANCIS CAPITAL CORPORATION

                                By:      /s/ Thomas R. Perz
                                         ------------------------------------
                                         Thomas R. Perz, Chairman of the
                                         Board, President and Chief
                                         Executive Officer
                                         (Duly Authorized Representative)

                                Date:    December 13, 2000
                                         ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.



         /s/ Thomas R. Perz                                   /s/ Jon D. Sorenson
         -----------------------------------                  ------------------------------------
         Thomas R. Perz, Chairman of the                      Jon D. Sorenson, Chief Financial
         Board, President, Chief Executive                    Officer and Treasurer (Principal
         Officer and Director (Principal                      Financial and Accounting Officer)
         Executive and Operating Officer)

         Date:     December 13, 2000                          Date:     December 13, 2000
                  --------------------------                           --------------------------



         /s/ David J. Drury                                   /s/ Edward W. Mentzer
         -----------------------------------                  ------------------------------------
         David J. Drury, Director                             Edward W. Mentzer, Director

         Date:    December 13, 2000                           Date:     December 13, 2000
                  --------------------------                           --------------------------

         /s/ Jeffrey A. Reigle                                /s/ Edmund O. Templeton
         -----------------------------------                  ------------------------------------
         Jeffrey A. Reigle, Director                          Edmund O. Templeton, Director

         Date:     December 13, 2000                          Date:     December 13, 2000
                  --------------------------                           --------------------------


         /s/ Julia H. Taylor
         -----------------------------------
         Julia H. Taylor, Director

         Date:     December 13, 2000
                  --------------------------