Form 10-Q
period 2000-12-31
ST FRANCIS CAPITAL CORP
filed 2001-02-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                         Commission File Number 0-21298

                         ST. FRANCIS CAPITAL CORPORATION
                         -------------------------------
             (Exact name of Registrant as Specified in its Charter)


          WISCONSIN                                          39-1747461
-----------------------------                            ------------------
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


         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,402,121 at January 31, 2001.



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


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                   December 31,   September 30,
                                                                                       2000           2000
                                                                                   -----------    -----------
                                                                               (In thousands, except share data)
ASSETS

Cash and due from banks ........................................................   $    40,053    $    33,777
Federal funds sold and overnight deposits ......................................         2,015            970
                                                                                   -----------    -----------
Cash and cash equivalents ......................................................        42,068         34,747
                                                                                   -----------    -----------
Assets available for sale, at fair value:
    Debt and equity securities .................................................       215,091        213,848
    Mortgage-backed and related securities .....................................       762,410        777,918
Mortgage loans held for sale, at lower of cost or market .......................         6,099          8,066
Securities held to maturity, at amortized cost:
    Debt securities (fair value of $522 at September 30, 2000) .................            --            510
     Mortgage-backed and related securities (fair values of $24,844
    and $26,479, respectively) .................................................        25,109         27,088
Loans receivable, net ..........................................................     1,326,015      1,297,302
Federal Home Loan Bank stock, at cost ..........................................        31,001         30,418
Accrued interest receivable ....................................................        15,819         14,171
Foreclosed properties ..........................................................           196            241
Real estate held for investment ................................................        26,979         27,145
Premises and equipment, net ....................................................        29,555         30,283
Other assets ...................................................................        27,348         31,346
                                                                                   -----------    -----------
Total assets ...................................................................   $ 2,507,690    $ 2,493,083
                                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits .......................................................................   $ 1,476,860    $ 1,471,881
Short term borrowings ..........................................................       789,441        758,581
Long term borrowings ...........................................................        76,056        106,095
Advances from borrowers for taxes and insurance ................................           841         10,667
Accrued interest payable and other liabilities .................................        20,162         14,936
                                                                                   -----------    -----------
Total liabilities ..............................................................     2,363,360      2,362,160
                                                                                   -----------    -----------

Commitments and contingencies ..................................................            --             --

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued ................................................................            --             --
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 9,402,121 and 9,437,197 shares, respectively ..................           146            146
Additional paid-in-capital .....................................................        88,799         88,799
Accumulated other comprehensive loss ...........................................       (8,373)       (18,923)
Treasury stock at cost (5,177,119 and 5,142,043 shares, respectively) ..........      (69,985)       (69,498)
Retained earnings, substantially restricted ....................................       133,743        130,399
                                                                                   -----------    -----------
Total shareholders' equity .....................................................       144,330        130,923
                                                                                   -----------    -----------
Total liabilities and shareholders' equity .....................................   $ 2,507,690    $ 2,493,083
                                                                                   ===========    ===========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                  Three months ended
                                                                                     December 31,
                                                                             ---------------------------
                                                                               2000               1999
                                                                             --------           --------
                                                                       (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:

     Loans ...............................................................   $ 27,277           $ 23,643
     Mortgage-backed and related securities...............................     13,681             14,910
     Debt and equity securities...........................................      3,342              3,306
     Federal funds sold and overnight deposits............................         38                 17
     Federal Home Loan Bank stock.........................................        623                605
     Trading account securities...........................................         --                 27
                                                                             --------           --------
Total interest and dividend income........................................     44,961             42,508
                                                                             --------           --------
INTEREST EXPENSE:
     Deposits.............................................................     19,168             17,057
     Advance and other borrowings.........................................     13,335             11,288
                                                                             --------           --------
Total interest expense....................................................     32,503             28,345
                                                                             --------           --------
Net interest income before provision for loan losses......................     12,458             14,163
Provision for loan losses.................................................        603                500
                                                                             --------           --------
Net interest income.......................................................     11,855             13,663
                                                                             --------           --------
OTHER OPERATING INCOME (EXPENSE), NET:
    Loan servicing and loan related fees..................................        682                575
    Depository fees and service charges...................................      1,347              1,239
    Securities gains (losses).............................................        277                (16)
    Gain on sales of loans................................................        613                128
    Insurance annuity and brokerage commissions...........................        288                344
    Gain (loss) on foreclosed properties..................................        (11)                 7
    Income from real estate held for investment...........................        753                769
    Other income..........................................................        209                118
                                                                             --------           --------
Total other operating income, net ........................................      4,158              3,164
                                                                             --------           --------
GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and other employee benefits ............................      4,941             10,228
     Occupancy expenses, including depreciation ..........................      1,088              1,024
     Furniture and equipment, including depreciation .....................      1,070              1,038
     Real estate held for investment expenses ............................        759                786
     Other general and administrative expenses ...........................      2,402              2,240
                                                                             --------           --------
Total general and administrative expenses ................................     10,260             15,316
                                                                             --------           --------
Income before income tax expense and cumulative effect of change in
     accounting principle ................................................      5,753              1,511
                                                                             --------           --------
Income tax expense .......................................................      1,384              1,305
                                                                             --------           --------
Income before cumulative effect of change in accounting principle ........   $  4,369           $    206
Cumulative effect of a change in accounting for derivative instruments and
      hedging activities (net of income taxes of $55) ....................        (84)                --
                                                                             --------           --------
Net income ...............................................................   $  4,285           $    206
                                                                             ========           ========

Basic earnings per share:
    Before cumulative effect of change in accounting principle ...........   $   0.46           $   0.02
    Cumulative effect of change in accounting principle ..................      (0.01)                --
                                                                             --------           --------
                                                                             $   0.45           $   0.02
                                                                             ========           ========

Diluted earnings per share:
    Before cumulative effect of change in accounting principle ...........   $   0.46           $   0.02
    Cumulative effect of change in accounting principle ..................      (0.01)                --
                                                                             --------           --------
                                                                             $   0.45           $   0.02
                                                                             ========           ========


     See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Consolidated Statements of Changes in Shareholders' Equity and
                              Comprehensive Income
                                   (Unaudited)

--------------------------------------------------------------------------------

                                            Shares of
                                             Common                      Additional     Unearned
                                              Stock         Common         Paid-In         ESOP         Retained
                                           Outstanding       Stock         Capital     Compensation     Earnings
                                           -----------------------------------------------------------------------
                                        (In thousands, except Shares of Common Stock Outstanding and per share data)
Three months ended December 31, 1999
Balance at September 30, 1999 .........    10,156,770    $       146    $    82,426    $   (2,260)    $   123,193
Net income ............................            --             --             --             --            206

Change in unrealized loss on securities
     available for sale ...............            --             --             --             --             --
Reclassification adjustment for losses
     realized in net income ...........            --             --             --             --             --
Incomes taxes .........................            --             --             --             --             --

Comprehensive loss ....................

Cash dividend - $0.09 per share .......            --             --             --             --          (915)
Purchase of treasury stock ............      (28,967)             --             --             --             --
Exercise of stock options, net ........        19,854             --             --             --          (112)
Amortization of unearned compensation .            --             --          4,011          1,279             --
                                           ----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999 ..........    10,147,657    $       146    $    86,437    $     (981)    $   122,372
                                           ==========    ===========    ===========    ===========    ===========

Three months ended December 31, 2000
Balance at September 30, 2000 .........     9,437,197    $       146    $    88,799    $        --    $   130,399

Net income ............................            --             --             --             --          4,285
Change in unrealized gain on securities
     available for sale ...............            --             --             --             --             --
Reclassification adjustment for gains
     realized in net income ...........            --             --             --             --             --
Incomes taxes .........................            --             --             --             --             --
Comprehensive income ..................

Cash dividend - $0.10 per share .......            --             --             --             --          (941)
Purchase of treasury stock ............      (35,076)             --             --             --             --
                                           ----------    -----------    -----------    -----------    -----------
Balance at December 31, 2000 ..........     9,402,121    $       146    $    88,799    $        --    $   133,743
                                           ==========    ===========    ===========    ===========    ===========


                                               Accumulated
                                                  Other
                                              Comprehensive
                                                 Income/      Treasury
                                                 (Loss)         Stock           Total
                                           --------------------------------------------
                                           (In thousands, except Shares of Common Stock
                                                  Outstanding and per share data)
Three months ended December 31, 1999
Balance at September 30, 1999 .........       $  (13,057)    $  (58,934)    $   131,514
Net income ............................               --              --            206

Change in unrealized loss on securities
     available for sale ...............           (7,541)             --        (7,541)
Reclassification adjustment for losses
     realized in net income ...........                16             --             16
Incomes taxes .........................             2,842             --          2,841
                                                                            -----------
Comprehensive loss ....................                                         (4,477)

Cash dividend - $0.09 per share .......                --             --          (915)
Purchase of treasury stock ............                --          (536)          (536)
Exercise of stock options, net ........                --            265            153
Amortization of unearned compensation .                --             --          5,290
                                              -----------    -----------    -----------
Balance at December 31, 1999 ..........       $  (17,740)    $  (59,205)    $   131,029
                                              ===========    ===========    ===========

Three months ended December 31, 2000
Balance at September 30, 2000 .........       $  (18,923)    $  (69,498)    $   130,923

Net income ............................                --            --           4,285
Change in unrealized gain on securities
     available for sale ...............            16,668            --          16,668
Reclassification adjustment for gains
     realized in net income ...........             (277)            --           (277)
Incomes taxes .........................           (5,841)            --         (5,841)
                                                                            -----------
Comprehensive income ..................                                          14,835

Cash dividend - $0.10 per share .......                --            --           (941)
Purchase of treasury stock ............                --          (487)          (487)
                                              -----------    -----------    -----------
Balance at December 31, 2000 ..........       $   (8,373)    $  (69,985)    $   144,330
                                              ===========    ===========    ===========






     See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Three months ended
                                                                                              December 31,
                                                                                        ----------------------
                                                                                          2000          1999
                                                                                        --------      --------
                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ..........................................................................   $  4,285      $    206
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .....................................................        603           500
      Depreciation, accretion and amortization ......................................      1,718         2,114
      Deferred income taxes .........................................................    (3,286)         1,209
      Securities (gains) losses .....................................................      (277)            16
      Originations of loans held for sale ...........................................   (44,484)       (9,092)
      Proceeds from sales of loans held for sale ....................................     47,064        15,007
      ESOP expense ..................................................................         --         5,290
      Gain on sale of loans .........................................................      (613)         (128)
      Other, net ....................................................................      1,785         2,436
                                                                                        --------      --------


Net cash provided by operating activities ...........................................      6,795        17,558
                                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal repayments on mortgage-backed and related securities held to maturity..      1,979         5,195
    Proceeds from sales of mortgage-backed securities available for sale ............      6,282        12,001
    Principal repayments on mortgage-backed securities available for sale ...........     21,164        36,494
    Proceeds from sales of debt and equity securities available for sale ............      1,766         1,644
    Proceeds from maturities of debt and equity securities available for sale .......      1,975         2,635
    Purchases of Federal Home Loan Bank stock .......................................      (583)       (1,495)
    Purchase of loans ...............................................................   (26,076)      (14,985)
    Increase in loans, net of loans held for sale ...................................    (2,637)      (96,650)
    Increase in real estate held for investment .....................................      (168)         (513)
    Purchases of premises and equipment, net ........................................       (49)         (402)
                                                                                        --------      --------

Net cash provided (used) in investing activities ....................................      3,653       (56,076)
                                                                                        --------      --------



     See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flow, cont.
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Three months ended
                                                                                              December 31,
                                                                                        ----------------------
                                                                                          2000          1999
                                                                                        --------      --------
                                                                                            (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase in deposits .................................................             7,306         60,806
    Proceeds from advances and other borrowings ..............................           248,261        436,178
    Repayments on advances and other borrowings ..............................         (269,335)      (419,842)
    Increase (decrease) in securities sold under agreements to repurchase ....            21,895       (13,561)
    Decrease in advances from borrowers for taxes and insurance ..............           (9,826)        (7,966)
    Dividends paid ...........................................................             (941)          (915)
    Stock option transactions ................................................                --            153
    Purchase of treasury stock ...............................................             (487)          (536)
                                                                                       ---------      ---------

Net cash provided (used) by financing activities .............................           (3,127)         54,317
                                                                                       ---------      ---------

Increase in cash and cash equivalents ........................................             7,321         15,799

Cash and cash equivalents:
      Beginning of period ....................................................            34,747         32,562
                                                                                       ---------      ---------
      End of period ..........................................................         $  42,068      $  48,361
                                                                                       =========      =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest ...............................................................         $  29,821      $  26,173
      Income taxes ...........................................................             3,001             --

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Mortgage loans secured as mortgage-backed securities ...................         $      --      $   6,568
      Transfer from loans to foreclosed properties ...........................                --            367
      Transfer of mortgage loans to mortgage loans held for sale .............             9,269          3,041



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

 (2)  Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

         Certain previously reported balances have been reclassified to conform with the 2001 presentation.

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

         The contractual or notional amounts of off-balance sheet financial instruments are as follows:


                                                                                Contractual or Notional Amount(s)
                                                                              December 31,           September 30,
                                                                                 2000                    2000
                                                                             -------------           -------------
                                                                                       (In thousands)
             Commitments to extend credit:
                 Fixed-rate loans.....................................          $  7,742                $   4,790
                 Variable-rate loans..................................            28,018                   42,293
             Mortgage loans sold with recourse........................            25,645                   28,148
             Guarantees under IRB issues..............................            32,570                   32,582
             Interest rate swap agreements (notional amount)..........           390,000                  400,000
             Unused and open-ended lines of credit:
               Consumer..............................................            203,484                  199,515
               Commercial.............................................            60,650                   60,408

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of December 31, 2000 have interest rates ranging from 7.125% to 9.5%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued


         management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At December 31, 2000, appraised values of the real estate collateral exceeded the amount of the guarantees.

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

         At December 31, 2000, the Company had a $10 million fixed pay-floating receive agreement with a maturity date of 2001. The agreement has a fixed interest rate of 7.05% and a variable interest rate of 7.56%. At December 31, 2000, the Company had $380 million in fixed receive-floating pay agreements with maturity dates ranging from 2001 to 2009 and call dates ranging from 2000 to 2001. The agreements have fixed interest rates ranging from 5.85% to 7.13% and variable interest rates ranging from 5.58% to 6.69%.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued

     (4) Securities

     The Company's securities available for sale and held to maturity at December 31, 2000 were as follows:

                                                                          SECURITIES AVAILABLE FOR SALE
                                                            ----------------------------------------------------------
                                                                              Gross         Gross         Estimated
                                                             Carrying      Unrealized     Unrealized         Fair
                                                               Value          Gains        (Losses)         Value
                                                            ------------   ------------  -------------   -------------
                                                                                 (In thousands)
          DEBT AND EQUITY SECURITIES:
          U. S. Treasury obligations and obligations of
               U.S. Government Agencies................       $ 216,163        $    22      $ (1,694)       $ 214,491
          State and municipal obligations..............             510             12              -             522
          Marketable equity securities.................              78              -              -              78
                                                            ------------   ------------  -------------   -------------
          TOTAL DEBT AND EQUITY SECURITIES.............       $ 216,751        $    34      $ (1,694)       $ 215,091
                                                            ============   ============  =============   =============

          MORTGAGE-BACKED & RELATED SECURITIES:
          Participation certificates:
             FHLMC.....................................       $     685        $     4      $       -       $     689
             FNMA......................................          28,961              -          (287)          28,674
             Private issue.............................          41,719             90          (710)          41,099
          REMICs:
             FHLMC.....................................         125,908             99        (3,296)         122,711
             FNMA......................................          24,780              7          (303)          24,484
             Private issue.............................         552,997            161        (8,441)         544,717
          CMO residual.................................              36              -              -              36
                                                            ------------   ------------  -------------   -------------
          TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES.............................       $ 775,086        $   361      $(13,037)       $ 762,410
                                                            ============   ============  =============   =============

                                                                           SECURITIES HELD TO MATURITY
                                                            ----------------------------------------------------------
                                                                              Gross         Gross         Estimated
                                                             Carrying      Unrealized     Unrealized         Fair
                                                               Value          Gains        (Losses)         Value
                                                            ------------   ------------  -------------   -------------
                                                                                 (In thousands)
          MORTGAGE-BACKED & RELATED SECURITIES:
          REMICs:
             Private issue.............................        $ 25,109         $    -       $  (265)       $  24,844
                                                            ------------   ------------  -------------   -------------
           TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES.............................        $ 25,109         $    -       $  (265)       $  24,844
                                                            ============   ============  =============   =============

         During the three month periods ended December 31, 2000 and 1999, gross proceeds from the sale of securities available for sale totaled approximately $8.0 million and $13.6 million, respectively. The gross realized gains on such sales totaled approximately $122,000 and $30,000 for the three month periods ended December 31, 2000 and 1999, respectively. The gross realized losses on such sales totaled approximately zero and $54,000 for the three month periods ended December 31, 2000 and 1999, respectively.

         At December 31, 2000, $481.5 million of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



(5)  Loans

         Loans receivable are summarized as follows:

                                                                                      December 31,      September 30,
                                                                                          2000               2000
          -----------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
           First mortgage - one- to four-family................................        $  406,131          $ 404,505
           First mortgage - residential construction...........................            62,354             62,260
           First mortgage - multi-family.......................................           125,130            130,002
           Commercial real estate..............................................           326,938            306,778
           Home equity.........................................................           198,627            188,349
           Commercial and agriculture..........................................           152,812            152,526
           Consumer secured by real estate.....................................            80,283             80,881
           Interim financing and consumer loans................................            13,827             13,307
           Indirect auto.......................................................            26,930             30,722
           Education...........................................................             1,841              1,615
                                                                                   ---------------   ----------------
               Total gross loans...............................................         1,394,873          1,370,945
                                                                                   ---------------   ----------------
           Less:
               Loans in process................................................            51,257             54,679
               Unearned insurance premiums.....................................               183                194
               Deferred loan and guarantee fees................................             (122)              (359)
               Purchased loan discount.........................................               629                659
               Allowance for loan losses.......................................            10,812             10,404
                                                                                   ---------------   ----------------
               Total deductions................................................            62,759             65,577
                                                                                   ---------------   ----------------
           Total loans receivable..............................................         1,332,114          1,305,368
           Less:  First mortgage loans held for sale...........................             6,099              8,066
                                                                                   ---------------   ----------------
           Loans receivable, net...............................................       $ 1,326,015        $ 1,297,302
                                                                                   ===============   ================

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



(6)  Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:

                                                                                           Three months ended
                                                                                              December 31,
                                                                                   ----------------------------------
                                                                                        2000               1999
                                                                                   ---------------   ----------------
                                                                                            (In thousands)
          Beginning Balance....................................................          $ 10,404            $ 9,356
          Charge-offs:
            Real estate - mortgage.............................................              (27)               (34)
            Commercial loans...................................................              (93)                  -
            Home equity loans..................................................              (35)               (30)
            Consumer...........................................................              (50)               (51)
                                                                                   ---------------   ----------------
          Total charge-offs....................................................             (205)              (115)
                                                                                   ---------------   ----------------
          Recoveries:
            Real estate - mortgage.............................................                 -                  -
            Commercial loans...................................................                 2                  -
            Home equity loans..................................................                 -                 10
            Consumer...........................................................                 8                 13
                                                                                   ---------------   ----------------
          Total recoveries.....................................................                10                 23
                                                                                   ---------------   ----------------
          Net charge-offs......................................................             (195)               (92)
                                                                                   ---------------   ----------------
          Provision............................................................               603                500
                                                                                   ---------------   ----------------
          Ending balance.......................................................          $ 10,812            $ 9,764
                                                                                   ===============   ================


(7)  Earnings Per Share

         Basic earnings per share of common stock for the three month periods ended December 31, 2000 and 1999, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the three month periods ended December 31, 2000 and 1999, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at December 31, 2000 and September 30, 2000, have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive. Total shares outstanding for the three month period ended December 31, 1999 for earnings per share calculation purposes have been reduced by the Employee Stock Ownership Plan ("ESOP") shares that had not been released. The Company incurred an additional expense in the three month period ended December 31, 1999 related to the voluntary acceleration of loan principal owed to the Company's ESOP, which accounted for a charge to diluted earnings per share of approximately $0.43.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



         The computation of earnings per common share is as follows:

                                                                                      Three months ended
                                                                                         December 31,
                                                                               ---------------------------------
                                                                                    2000               1999
                                                                               -------------       ------------
  Income before cumulative effect of change in
      accounting principle ..............................................      $   4,369,000       $    206,000
  Cumulative effect of change in accounting principle ...................            (84,000)              --
                                                                               -------------       ------------
  Net income for the period .............................................      $   4,285,000       $    206,000
                                                                               =============       ============

  Common shares issued ..................................................         14,579,240         14,579,240
  Weighted average treasury shares ......................................          5,165,991          4,421,958
  Weighted average unallocated ESOP shares ..............................               --              306,957
                                                                               -------------       ------------

  Weighted average common shares
      outstanding during the period .....................................          9,413,249          9,850,325
  Effect of dilutive stock options outstanding ..........................             79,366            368,420
                                                                               -------------       ------------
  Diluted weighted average common shares
      outstanding during the period .....................................          9,492,615         10,218,745
                                                                               =============       ============

  Basic earnings per share:
      Before cumulative effect of change in accounting principle ........      $        0.46       $       0.02
      Cumulative effect of change in accounting principle ...............              (0.01)              --
                                                                               -------------       ------------
                                                                               $        0.45       $       0.02
                                                                               =============       ============
  Diluted earnings per share:
      Before cumulative effect of change in accounting principle ........      $        0.46       $       0.02
      Cumulative effect of change in accounting principle ...............              (0.01)              --
                                                                               -------------       ------------
                                                                               $        0.45       $       0.02
                                                                               =============       ============

The computation of book value per common share is as follows:

                                                                                December 31,      September 30,
                                                                                    2000               2000
                                                                               -------------      -------------
 Common shares outstanding at the end of the period .....................          9,402,121          9,437,197
 Incremental shares relating to dilutive stock
    options outstanding at the end of the period ........................             76,856            136,313
                                                                               -------------       ------------
                                                                                   9,478,977          9,573,510
                                                                               =============       ============

 Total shareholders' equity at the end of the period ....................      $ 144,330,000       $130,923,000

 Book value per common share ............................................      $       15.23       $      13.68

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued




 (8)  Stock Option Plans

         The Company has adopted stock option plans for the benefit of directors and officers of the Company. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum term cannot exceed ten years. Stock options awarded to directors may be exercised at any time or on a cumulative basis over varying time periods, provided the optionee remains a director of the Company. The stock options awarded to officers are exercisable on a cumulative basis over varying time periods, depending on the individual option grant terms, which may include provisions for acceleration of vesting periods.

         At December 31, 2000, 7,200 shares were reserved for future grants. Further information concerning the options is as follows:





                                                                        Three months ended December 31,
                                                      --------------------------------------------------------------------
                                                                    2000                               1999
                                                      --------------------------------------------------------------------
                                                                            Average                           Average
                                                                           Exercise                           Exercise
                                                          Options            Price          Options            Price
                                                      --------------------------------------------------------------------
           Outstanding at beginning of period........     1,700,148             $15.78      1,565,682              $15.70
           Granted...................................             -                  -          5,000               22.00
           Canceled..................................       (2,400)              21.31              -                   -
           Exercised.................................             -                  -       (19,854)                7.67
                                                      --------------   ----------------  -------------   -----------------
           Outstanding at end of period..............     1,697,748             $15.77      1,550,828              $15.83
                                                      ==============   ================  =============   =================

           Options exercisable.......................       819,625      $5.00 - 22.00        731,341       $5.00 - 19.38
                                                      ==============   ================  =============   =================


(9)  Income Taxes

          Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:


          ------------------------------------------------------------------------------------------------------
                                                                                       Three months ended
                                                                                         December 31,
          ------------------------------------------------------------------------------------------------------
                                                                                        2000           1999
          ------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
          Federal income tax expense at statutory rate of 35%..................        $ 1,965         $  529
          State income taxes, net of Federal income tax benefit................              2             11
          Tax exempt interest..................................................           (26)           (31)
          Non-deductible compensation..........................................              -          1,404
          Acquisition intangible amortization..................................             57             54
          Affordable housing credits...........................................          (652)          (650)
          Other, net...........................................................             38           (12)
                                                                                  -------------  -------------
                                                                                       $ 1,384        $ 1,305
                                                                                  =============  =============

         Included in other assets is a deferred tax asset of $4.2 million and $7.1 million at December 31, 2000 and September 30, 2000.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued


(10)  Derivative and Hedging Activities

         Effective October 1, 2000, the Company adopted Financial Accounting Statement 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes new rules for the recognition and measurement of derivatives and hedging activities. The Company utilizes derivative hedging instruments in the course of its asset/liability management. The hedging instruments primarily used by the Company are interest rate swap agreements which are used to convert fixed-rate payments or receipts to variable-rate payments or receipts and thus hedge the Company's fair market value of the item being hedged. The items being hedged generally expose the Company to variability in fair value in rising or declining interest rate environments. In converting the fixed payment or receipt to a variable payment or receipt, the interest rate swaps effectively reduce the variability of the fair market value of the items being hedged.

         The Company utilizes interest rate swaps to hedge the fair value of several financial instruments on the balance sheet including brokered certificates of deposit ("CD's"), retail certificates of deposit and investment securities. Hedges on brokered CD's account for the large majority of the Company's hedging activity, with hedges on other items being relatively nominal. The interest rate swaps that hedge brokered CD's are matched with the CD as to final maturity, interest payment dates and call features. The interest rate swaps are a floating pay-fixed receive instrument and as such, they convert the fixed rate payment on the brokered CD's to a floating rate and thus hedge the fair value of the brokered CD's from changes in interest rates.

         The Company measures the effectiveness of its' hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. For example, the ineffectiveness of a brokered CD hedge would be recorded as an adjustment to interest expense on deposits. If the ineffectiveness of a hedge exceeds certain levels as described in the accounting standard, the derivative would no longer be eligible for hedge treatment and future changes in fair value of the hedge would be recorded on the income statement.

         The Company's commitments to originate mortgage loans held-for-sale is considered a derivative under the accounting standards. As such, the change in fair value of such commitments, are recorded as an adjustment to the gains on the sale of loans. Since most loan commitments are sold forward by the Company, the change in fair value on loan commitments is expected to be minimal.

         As of the adoption date of Statement 133, the Company had two interest rate swap agreements that were not considered hedges under the accounting standard. Both agreements were terminated during the quarter ended December 31, 2000. The fair value of the agreements as of October 1, 2000 is included in the cumulative effect of an accounting change and the change in fair value during the quarter is included in securities gains (losses) in the income statement.

         Under Statement 133, the Company was allowed a one-time opportunity to reclassify investment assets from held-to-maturity to available-for sale. The Company reclassified all municipal securities held upon the adoption of FAS 133 as available-for-sale. The amortized cost and fair vale of the securities transferred was $510,000 and $522,000.

         Upon adoption of Statement 133, the Company recorded the cumulative effect of an accounting change in an amount equal to the accounting effects of the statement as of the beginning of the fiscal year. The cumulative effect, net of taxes, was a decrease in net income of $84,000.

         During the quarter ended December 31, 2000, the Company recorded the effects of the ineffectiveness of any hedge transaction or the change in fair value on non-hedge derivatives as part of the income statement line item pertaining to each item. The after-tax effect of the changes was an increase in net income of $78,000. The individual changes in value resulted in an increase of $124,000 in interest income on debt and equity securities, an increase of $103,000 in interest expense on deposits, an increase of $112,000 in securities gains (losses), a decrease of $4,000 in gain on sale of loans and an increase of $51,000 in income tax expense.

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
                                                     Banking        Banking        Banking       Investments      Segments
        ----------------------------------------- -------------- -------------- --------------- -------------- ---------------
                                                                                (In thousands)

        THREE MONTHS ENDED DECEMBER 31, 2000      $  6,473       $  3,370       $     1,674      $       528        $   12,045
        Net interest income .....................      221            261               120             --                 603
        Provision for loan losses ...............    1,819            275               689              141             2,925
        Other operating income ..................    5,227            649               839              230             6,945
        General and administrative expenses .....      632            608               313               98             1,650
        Income taxes ............................ --------       --------       -----------      -----------        ----------
                                                  $  2,212       $  2,127       $     1,092      $       342        $    5,773
        Segment profit .......................... ========       ========       ===========      ===========        ==========

                                                  $319,172       $583,451       $   434,085      $ 1,070,910        $2,407,618
        Segment average assets .................. ========       ========       ===========      ===========        ==========


        THREE MONTHS ENDED DECEMBER 31, 1999      $  5,828       $  3,625       $     1,774      $     2,042        $   13,269
        Net interest income .....................      197            237                66             --                 500
        Provision for loan losses ...............    1,755            175               395              (20)            2,305
        Other operating income ..................    5,156            831               997              189             7,173
        General and administrative expenses .....      752            923               373              619             2,667
        Income taxes ............................ --------       --------       -----------      -----------        ----------
                                                  $  1,478       $  1,809       $       733      $     1,214        $    5,234
        Segment profit .......................... ========       ========       ===========      ===========        ==========

        Segment average assets .................. $309,853       $517,113       $   368,880      $ 1,197,636        $2,393,482
                                                  ========       ========       ===========      ===========        ==========



        RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                                                                              Three months ended December 31,
                                                                                                   2000            1999
        ------------------------------------------------------------------------------------- --------------- ----------------
        NET INTEREST INCOME AND OTHER OPERATING INCOME
        Total for segments...............................................................         $   14,970       $   15,574
        Unallocated transfer pricing credit (primarily on capital).......................              1,340            1,469
        Income from affordable housing subsidiary........................................                753              769
        Holding company interest expense.................................................              (725)            (317)
        Elimination of intercompany interest income......................................              (278)            (285)
        Other............................................................................                556              117
                                                                                              --------------- ----------------
        Consolidated total revenue.......................................................         $   16,616       $   17,327
                                                                                              =============== ================

        PROFIT
        Total for segments...............................................................         $    5,773       $    5,234
        Unallocated transfer pricing credit (primarily on capital).......................                804              881
        Unallocated administrative and centralized support costs (a).....................            (1,275)          (1,447)
        Holding company net loss.........................................................              (543)            (230)
        Elimination of intercompany interest income......................................              (167)            (171)
        Affordable housing tax credits...................................................                652              650
        Additional ESOP expense not allocated to segments................................                  -          (4,385)
        Other............................................................................              (959)            (326)
                                                                                              --------------- ----------------
        Consolidated net income..........................................................        $     4,285      $       206
                                                                                              =============== ================

        AVERAGE ASSETS
        Total for segments...............................................................        $ 2,407,618      $ 2,393,482
        Elimination of intercompany loans................................................           (13,338)         (13,426)
        Other assets not allocated.......................................................             96,053          138,428
                                                                                              --------------- ----------------
        Consolidated average assets......................................................        $ 2,490,333      $ 2,518,484
                                                                                              =============== ================

        ----------------------

        (a) After-tax effect of $2.4 million and $2.1 million of general and administrative expenses for the three month periods ended December 31, 2000 and 1999, respectively.

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


FINANCIAL CONDITION

The Company's total assets increased $14.6 million to $2.51 billion at December 31, 2000 from $2.49 billion at September 30, 2000. The primary area of growth was an increase of $26.7 million increase in loans receivable, including loans held for sale, offset by a decline of $15.5 million in mortgage-backed and related securities available for sale. Funding the increase in assets was an increase in deposits of $5.0 million. Due to a combination of earnings for the quarter and improvement in the Company's unrealized market value on its' available for sale securities portfolio, total capital increased to $144.3 million at December 31, 2000 compared with $130.9 million at September 30, 2000. The Company's ratio of shareholders' equity to total assets was 5.76% at December 31, 2000, compared to 5.25% at September 30, 2000. The Company's fully dilutive book value per share was $15.23 at December 31, 2000, compared to $13.68 at September 30, 2000.

The restructuring of the balance sheet continues to be one of the strategic initiatives of the Company. As has been the case over the past six quarters, the Company continues to reduce the size of its mortgage-backed securities and investment securities portfolios as repayments occur. Funds received from these repayments will be used to grow and diversify the Company's loan portfolio and to reduce the Company's wholesale debt. This restructuring is part of a long-range plan to make the Company's balance sheet composition more representative of "community banks" with a greater percentage of assets coming from our loan portfolio vs. investments. This restructuring is expected to improve margins due to the generally higher interest rates on loan assets.

Loans receivable, including mortgage loans held for sale, increased $26.7 million to $1.33 billion at December 31, 2000 from $1.31 billion at September 30, 2000. In addition to the Company's efforts to grow its loan portfolio, the Company has continued to diversify its loan portfolio and as a result, the increase included increases in commercial real estate and home equity lending. For the three month period ended December 31, 2000, the Company originated approximately $143.3 million in loans, as compared to $182.6 million for the same period in the prior year. Of the $143.3 million in loans originated, $20.6 million were in commercial loans, $44.8 million were in consumer and interim financing loans and $77.9 million were in first mortgage loans. Despite the decrease in originations, the loan portfolio continues to grow due to a decline in repayments of principal. For the three month period ended December 31, 2000, the Company purchased $26.1 million of one- to four-family loans, as compared to $15.5 million for the same period in the prior year.

Mortgage-backed and related securities, including securities available for sale, decreased $17.5 million to $787.5 million at December 31, 2000 from $805.0 million at September 30, 2000. The Company has not purchased mortgage-backed securities during the current fiscal year. As noted above, in connection with the balance sheet restructuring program, in fiscal 2000, the Company began reducing the size of its mortgage-backed securities portfolios which management anticipates will continue to be an ongoing strategic initiative of the Company in fiscal 2001. As part of this effort, the Company has reduced the size of the mortgage-backed securities and investment securities portfolios and used the funds generated from the repayment of principal to fund the growth in the Company's loan portfolio.

Deposits increased $5.0 million to $1.477 billion at December 31, 2000 from $1.472 billion at September 30, 2000. The increase in deposits was due primarily to increases of $10.1 million in certificates of deposit and $4.9 million in money market demand account deposits offset by decreases of $4.2 million in checking accounts and $5.8 million in passbook accounts. At December 31, 2000, the Company had approximately $332.7 million in brokered certificates of deposit compared with $341.3 million at

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

September 30, 2000. The brokered deposits generally consist of terms from three months to ten years and include certificates that are callable at the option of the Company. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings decreased by $821,000 to $865.5 million at December 31, 2000 from $864.7 million at September 30, 2000. Short term borrowings increased $30.9 million to $789.4 million at December 31, 2000, compared to $758.6 million at September 30, 2000. At December 31, 2000, $425.0 million of the short term borrowings were callable FHLB advances with maturities from five to ten years and are callable by the FHLB during the next fiscal year and quarterly thereafter. Long term borrowings decreased $30.0 million to $76.1 million at December 31, 2000, compared to $106.1 million at September 30, 2000. At December 31, 2000, the Company had an additional borrowing capacity of $63.4 million available from the FHLB.

At December 31, 2000, the Company had $390.0 million in interest rate swaps outstanding compared with $400.0 million at September 30, 2000. The swaps are designed to offset the changing interest payments of some of the Company's brokered certificates. Fixed receive-floating pay swaps totaled $380.0 million at December 31, 2000 and were entered into to hedge interest rates on fixed rate certificates of deposits. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. Fixed pay-floating receive swaps totaled $10.0 million at December 31, 2000 and were entered into as hedges on the interest rates on investment securities. Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. During the three month period ended December 31, 2000, the Company recorded a net reduction of interest expense of $200,000 as a result of the Company's interest rate swap agreements compared with a net reduction of $611,000 for the three month period ended December 31, 1999.

RESULTS OF OPERATIONS

NET INCOME. Net income for the three month period ended December 31, 2000 was $4.3 million compared with $206,000 for the three month period ended December 31, 1999. The prior year results included an after-tax effect of $4.4 million due to the voluntary acceleration of loan principal repayment to the Company's Employee Stock Ownership Plan ("ESOP"). The ESOP loan was repaid in full, and the ongoing expense eliminated. The current period included a reduction in net income of $84,000 for the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities." Net income for the three month period ended December 31, 2000 increased primarily due to the ESOP expense in the prior period and due to increases in other operating income offset by a decrease in net interest income.

The following table shows the return on average assets and return on average equity ratios for each period:

                                                                                   Three months ended
                                                                                      December 31,
                                                                         ---------------------------------------
                                                                               2000                  1999
                                                                         ------------------    -----------------
 Return on average assets...........................................                 0.68%                0.03%

 Return on average equity...........................................                12.59%                0.62%



NET INTEREST INCOME. Net interest income before provision for loan losses decreased $1.7 million or 12.0% to $12.5 million for the three month period ended December 31, 2000 compared to $14.2 million for the same period in the prior year. The decrease in net interest income for the three month period ended December 31, 2000 was primarily due to a decrease in the net interest margin to 2.06% from 2.35% in the prior year, partially offset by an increase of $3.5 million in average earning assets. The decrease in net interest margin is largely attributable to the generally higher interest rate environment during most of calendar year 2000 compared with the prior year.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The recent decline in market interest rates is expected to positively impact the Company's net interest margin over the course of the fiscal year. While decreases in market rates have a delayed effect on the Company's net interest margin (as it takes time for assets and liabilities to reprice), management currently anticipates that the Company's net interest income will improve over the remainder of the fiscal year.

Total interest income increased $2.5 million or 5.8% to $45.0 million for the three month period ended December 31, 2000 compared to $42.5 million at December 31, 1999. The increase in interest income was primarily the result of increases in interest on loans partially offset by decreases in interest on mortgage-backed and related securities. The increase in interest income on loans was the result of an increase in the average balance of loans to $1.33 billion from $1.18 billion for the three month periods ended December 31, 2000 and 1999, respectively, in conjunction with an increase in the average yield on loans to 8.15% from 7.95% for the same periods. The increase in the average balance of loans is due primarily to the Company's recent efforts to grow and diversify its loan portfolio, and in particular, emphasize commercial, consumer and home equity lending. The decrease in interest income on mortgage-backed and related securities was due to a decrease in the average balance of such securities to $820.0 million from $952.4 million for the three month period ended December 31, 2000 and 1999, respectively, partially offset by an increase in the average yield on such securities to 6.62% from 6.23% for the same periods.

Total interest expense increased $4.2 million or 14.7% to $32.5 million for the three month period ended December 31, 2000, compared to $28.3 million for the three month period ended December 31, 1999. The increase in interest expense was the result of increases in the cost of deposits and advances and other borrowings partially offset by decreases in the average balances. The average cost of deposits increased to 5.46% from 4.71% for the three month periods ended December 31, 2000 and 1999, respectively. The average balances of deposits decreased to $1.39 billion for the three month period ended December 31, 2000, as compared to $1.44 billion for the same period in the prior year. See "Financial Condition" for a further discussion of the Company's deposit base. The average balance of advances and other borrowings increased to $858.9 million for the three month period ended December 31, 2000, as compared to $841.8 million for the same period in the prior year. The average cost of advances and other borrowings increased to 6.16% for the three month period ended December 31, 2000 from 5.33% for the same period in the prior year. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the three month period ended December 31, 2000 and 1999, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the schedule.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

                                                                      THREE MONTHS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                              2000                                   1999
                                              --------------------------------------------------------------------------
                                                                        AVERAGE                                AVERAGE
                                                 AVERAGE                YIELD/          AVERAGE                YIELD/
                                                 BALANCE    INTEREST     COST           BALANCE    INTEREST     COST
                                              -----------------------------------    -----------------------------------
                                                                        (Dollars in thousands)
 ASSETS
 Federal funds sold and overnight deposits     $     2,385     $   38       6.32  %     $   1,482     $   17       4.56
 Trading account securities..................            -          -          -            1,197         27       8.97
 Debt and equity securities..................      217,257      3,342       6.10          224,648      3,306       5.85
 Mortgage-backed and related securities......      819,963     13,681       6.62          952,370     14,910       6.23
 Loans:
   First mortgage............................      855,902     16,959       7.86          748,045     14,482       7.70
   Home equity...............................      194,162      4,489       9.17          161,553      3,450       8.50
   Consumer .................................      124,439      2,706       8.63          148,084      3,119       8.38
   Commercial and agricultural...............      152,528      3,123       8.12          124,704      2,592       8.27
                                              ------------------------               ------------------------
       Total loans...........................    1,327,031     27,277       8.15        1,182,386     23,643       7.95
 Federal Home Loan Bank stock................       30,981        623       7.98           32,013        605       7.52
                                              ------------------------               ------------------------
       Total earning assets..................    2,397,617     44,961       7.44        2,394,096     42,508       7.06
                                                           -----------                            -----------
 Valuation allowances........................      (37,096)                               (31,764)
 Cash and due from banks.....................       27,584                                 37,603
 Other assets................................      102,228                                118,549
                                              -------------                          -------------
       Total assets..........................  $ 2,490,333                            $ 2,518,484
                                              =============                          =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .............................  $    78,403        120       0.61        $  76,388        135       0.70
   Money market demand accounts..............      374,677      4,944       5.24          362,721      3,980       4.37
   Passbook..................................       89,689        442       1.96          113,145        631       2.22
   Certificates of deposit...................      849,044     13,662       6.38          889,770     12,311       5.50
                                              ------------------------               ------------------------
Total interest-bearing deposits..............    1,391,813     19,168       5.46        1,442,024     17,057       4.71
Advances and other borrowings................      858,915     13,329       6.16          841,751     11,282       5.33
Advances from borrowers for taxes and                9,305          6       0.26            7,991          6       0.30
insurance....................................
                                              ------------------------               ------------------------
       Total interest-bearing liabilities....    2,260,033     32,503       5.71        2,291,766     28,345       4.92
                                                           -----------                            -----------
Non interest-bearing deposits................       78,156                                 78,534
Other liabilities............................       17,121                                 15,793
Shareholders' equity.........................      135,023                                132,391
                                              -------------                          -------------
Total liabilities and shareholders' equity...  $ 2,490,333                            $ 2,518,484
                                              =============                          =============
Net interest income..........................                $ 12,458                               $ 14,163
                                                           ===========                            ===========
Net yield on interest-earning assets.........                                                                      2.35
                                                                            2.06
Interest rate spread.........................                                                                      2.14
                                                                            1.73
Ratio of earning assets to interest-bearing                                                                      104.47
liabilities..................................                             106.09

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:

                                                                       Three months ended
                                                                          December 31,
                                                                    2000                1999
                                                             ------------------  -------------------
                                                                     (Dollars in thousands)

 Beginning balance......................................            $   10,404           $    9,356
 Provision for loan losses..............................                   603                  500
 Charge-offs............................................                  (205)                (115)
 Recoveries.............................................                    10                   23
                                                             ------------------  -------------------
 Ending balance.........................................            $   10,812           $    9,764
                                                             ==================  ===================

 Ratio of allowance for loan losses to gross loans
      receivable at the end of the period...............                 0.78%                0.74%

 Ratio of allowance for loan losses to total non-
      performing loans at the end of the period.........                75.18%              285.66%

 Ratio of net charge-offs to average gross loans
      (annualized)......................................                 0.06%                0.03%

Management believes that the allowance for loan losses is adequate to provide for probable losses as of December 31, 2000, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. For the three month period ended December 31, 2000, the provision for loan losses was $603,000 compared to $500,000 for the same period in the prior year. The Company's loan portfolio is becoming increasingly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios which are generally presumed to have more risk than standard single-family mortgage loans. Charge-offs for the three month period ended December 31, 2000 were $205,000 compared to $115,000 for the three month period ended December 31, 1999. The Company believes that the allowance for loan losses is adequate to provide for anticipated probable losses based upon current known conditions.

OTHER OPERATING INCOME. Other operating income increased by $1.0 million to $4.2 million for the three month period ended December 31, 2000, compared to the same period in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                                                                       Three months ended
                                                                          December 31,
                                                                     2000               1999
                                                               -----------------  ----------------
                                                                     (Dollars in thousands)

 Other operating income...................................            $   4,158         $   3,164

 Percent of average assets (annualized)...................                0.66%             0.50%

The increase for the three month period ended December 31, 2000 was due primarily to increases in gains on the sale of loans, securities gains and increases in other fees. Gains on the sale of mortgage loans increased to $613,000 for the three month period ended December 31, 2000 compared to gains of $128,000 for the same period in the prior year. The Company's volume of mortgage loan sales were $46.4 million for the three month period ended December 31, 2000, compared to $14.9 million for the same period in the prior year. The Company sells a significant amount of its residential mortgage loans to secondary marketing agencies. Depending on factors such as interest rates, levels of borrower refinancing and competitive factors in the Company's primary market area, the amount of mortgage loans ultimately sold can vary significantly.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $5.1 million or 33.0% to $10.3 million for the three month period ended December 31, 2000, compared to the same period in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                                                                        Three months ended
                                                                           December 31,
                                                                     2000               1999
                                                               -----------------  ------------------
                                                                      (Dollars in thousands)
 General and administrative expenses......................           $   10,260          $   15,316

 Percent of average assets (annualized)...................                1.63%               2.42%


The decrease in general and administrative expenses is primarily due to additional ESOP expense of $4.9 million recognized in the prior year due to accelerated payments made to retire the Company's ESOP debt. Excluding the effect of the additional ESOP expense, the Company experienced a decline of $201,000 in general and administrative expenses in the 2000 period compared to the 1999 period.

INCOME TAX EXPENSE. Income tax expense increased to $1.4 million for the three month period ended December 31, 2000, compared to $1.3 million for the same period in the prior year. The effective tax rate for the three month period ended December 31, 2000 was 24.06% compared with 86.37% for the three month period ended December 31, 1999. The decrease in the effective tax rate is due primarily to the fact that the majority of the ESOP expense incurred in the prior year was non-deductible for tax purposes.

ASSET QUALITY

Total non-performing assets were $14.6 million, or 0.58% of total assets at December 31, 2000, compared with $13.2 million, or 0.53% of total assets at September 30, 2000. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets are summarized as follows:

                                                         December 31,       September 30,
                                                             2000               2000
                                                       -----------------  -----------------
                                                              (Dollars in thousands)

 Non-performing loans..............................           $  14,382          $  12,977

 Foreclosed properties.............................                 196                241
                                                       -----------------  -----------------
 Non-performing assets.............................           $  14,578          $  13,218
                                                       =================  =================

 Non-performing loans to gross loans...............               1.03%              0.95%

 Non-performing assets to total assets.............               0.58%              0.53%

Except as disclosed above, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms. Non-performing assets includes a single $10.0 million commercial loan credit to a company in the food industry that was added to non-accrual status during the quarter ended September 30, 2000. The Company participates in that credit with other financial institutions. The participating bank group has signed an agreement with the borrower forbearing interest and principal payments until February 12, 2001. Management has taken the current known status about this credit into account in establishing its allowance for loan losses and in the level of provision taken during the three month period ended December 31, 2000.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


Impaired loans totaled $11.8 million at December 31, 2000 compared to $12.1 million at September 30, 2000. These loans had associated impairment reserves of $1.5 million and $1.6 million at December 31, 2000 and September 30, 2000, respectively. For the three month period ended December 31, 2000, the average balance of impaired loans was $11.9 million compared to $6.4 million for the year ended September 30, 2000. Interest income on impaired loans for the three month periods ended December 31, 2000 and 1999 was $30,000 and zero, respectively.

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

At December 31, 2000, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 16.65% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The negative gap position is due primarily to the short term effect of the amount of fixed rate puttable FHLB advances coming due within the next year which the Company plans to extend as they come due. The Company's three-year cumulative gap as of December 31, 2000 was a negative 11.13% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

 The following table summarizes the Company's gap position as of December 31, 2000.

                                                                    More than     More than
                                           Within       Four to      One Year       Three
                                            Three       Twelve       to Three      Years to     Over Five
                                           Months       Months        Years       Five Years      Years         Total
                                        ----------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)

      Residential.......................   $  30,212    $  79,224    $  207,132     $  74,117     $  42,518     $ 433,203
      Commercial........................     116,215      114,791       154,695       122,654        62,903       571,258
      Consumer..........................     131,811       21,814        45,140        92,680        30,109       321,554
 Mortgage-backed and related
      securities........................       2,633        7,753         9,163         5,481            79        25,109
 Assets available for sale:
      Mortgage loans....................       6,099            -             -             -             -         6,099
      Fixed rate mortgage related.......      27,002       95,417       189,893       102,979        29,324       444,615
      Variable rate mortgage related....     317,795            -             -             -             -       317,795
      Investment securities.............      60,533       64,243        78,061        12,254             -       215,091
 Trading account securities.............           -            -             -             -             -             -
 Other assets...........................      33,016            -             -             -             -        33,016
 Impact of interest rate swaps..........      10,000      (10,000)            -             -             -             -
                                        ----------------------------------------------------------------------------------
      Total.............................   $ 735,316   $  373,242     $ 684,084     $ 410,165     $ 164,933    $2,367,740
                                        ==================================================================================

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts......................   $   7,049   $   21,146     $  31,548     $  14,162     $  11,740    $   85,645
      Passbook savings accounts.........       3,288        9,864        18,408        12,249        41,974        85,783
      Money market deposit accounts.....      92,616      277,849         3,043         1,095           616       375,219
      Certificates of deposit...........     187,686      194,148       154,594       144,185       173,291       853,904
 Borrowings (4).........................     364,443       25,000       376,054       100,000             -       865,497
 Impact of interest rate swaps..........     370,000      (27,000)      (38,000)     (125,000)     (180,000)            -
                                        ----------------------------------------------------------------------------------
      Total.............................  $1,025,082    $ 501,007     $ 545,647     $ 146,691     $  47,621    $2,266,048
                                        ==================================================================================

 Excess (deficiency) of
 interest-earning
 assets over interest-bearing
 liabilities............................  $ (289,766)   $(127,765)    $(138,437)    $ 263,474     $ 117,312    $  101,692
                                        ==================================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities...........  $ (289,766)   $(417,531)    $(279,094)    $ (15,620)    $ 101,692
                                        ====================================================================

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities as
 a percent of total assets..............      (11.56%)     (16.65%)      (11.13%)       (0.62%)        4.06%
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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $62.8 million at December 31, 2000.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 33%, 10% and 98%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $552.4 million or 22.0% of total assets.

(4) Fixed rate puttable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Borrowings includes fixed rate puttable FHLB advances of $25 million maturing in four to twelve months.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $42.1 million and $34.7 million as of December 31, 2000 and September 30, 2000, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At December 31, 2000, the Company had additional borrowing capacity of $63.4 million available from the FHLB.

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

The following table summarizes the Bank's capital ratios at the dates indicated:

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                    For Capital             Prompt Corrective
                                            Actual               Adequacy Purposes          Action Provisions
                                   -------------------------  ------------------------   ------------------------
                                    Amount         Ratio         Amount       Ratio        Amount        Ratio
---------------------------------  ---------     -----------  -------------  ---------   ------------   ---------
                                                              (Dollars in thousands)
As of December 31, 2000:

Tangible capital..............      $ 172,411       6.89%     >$ 100,068      > 4.0%     >$125,085      > 5.0%
                                                              -               -          -              -
Core capital .................        172,411       6.89%     >  100,068      > 4.0%     > 125,085      > 5.0%
                                                              -               -          -              -
Tier 1 risk-based capital.....        172,411      10.95%     >   62,977      > 4.0%     >  94,466      > 6.0%
                                                              -               -          -              -
Risk-based capital............        182,795      11.61%     >  125,954      > 8.0%     > 157,443      >10.0%
                                                              -               -          -              -

As of September 30, 2000:

Tangible capital..............      $ 169,261       6.78%     >  $99,893      > 4.0%     >$124,866      > 5.0%
                                                              -               -          -              -
Core capital .................        169,261       6.78%     >   99,893      > 4.0%     > 124,866      > 5.0%
                                                              -               -          -              -
Tier 1 risk-based capital.....        169,261      10.92%     >   61,995      > 4.0%     >  92,993      > 6.0%
                                                              -               -          -              -
Risk-based capital............        179,330      11.57%     >  123,991      > 8.0%     > 154,989      >10.0%
                                                              -               -          -              -

The capital of the Company and the Bank exceed all regulatory capital requirements.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000.

                                             More than         More than          More than           More than
                           Within            One Year          Two Years         Three Years         Four Years            Over
                          One Year         to Two Years      to Three Years     To Four Years       to Five Years       Five Years
                      ------------------ ------------------ ----------------- ------------------- ---------------- ---------------
Interest earning assets                                          (Dollars in millions)

Loans:
  Residential....... $    4.1    9.40%    $  1.1    8.32%    $  3.4    8.06%    $  3.2    7.36%   $ 20.7     7.30%  $ 400.8   7.58%
  Commercial........     97.0    8.81%      30.8    8.95%      43.7    8.20%      34.9    8.43%     59.3     8.09%    312.2   7.91%
  Consumer..........     20.7    8.57%      36.4    9.44%     119.7    8.81%      80.7    8.36%     30.1     9.08%     33.4   9.63%

Mortgage-backed
 securities:
  Fixed rate........    132.8    6.32%      99.8    6.33%      99.8    6.41%      54.2    6.44%     54.2     6.38%     28.9   6.40%
  Adjustable rate...     57.2    7.13%      44.5    7.13%      41.3    7.13%      38.1    7.13%     35.0     7.13%    101.7   7.13%

Debt and equity
 securities.........    124.8    5.86%      39.0    5.86%      39.0    5.86%       6.1    5.86%      6.1     5.86%        -       -

Other...............     33.0    8.00%         -        -         -        -         -        -        -         -        -       -
                     ---------         ----------         ----------         ----------         ---------          ---------
Total interest
 earning assets..... $  469.6    7.07%    $251.6    7.18%    $346.9    7.52%   $ 217.2    7.59%  $ 205.4     7.47%  $ 877.0   7.68%
                     =========         ==========         ==========         ==========         =========          =========

Interest bearing liabilities

Deposits:
  NOW accounts...... $   28.2    0.50%    $ 15.8    0.50%    $ 15.8    0.50%    $  7.1    0.50%   $  7.1     0.50%  $  11.5   0.50%
  Passbooks.........     13.2    0.75%       9.2    0.75%       9.2    0.75%       6.1    0.75%      6.1     0.75%     42.0   0.75%
  Money market......    370.5    5.22%       1.5    5.22%       1.5    5.22%       0.5    5.22%      0.5     5.22%      0.6   5.22%
  Certificates......    381.8    6.08%     127.3    6.55%      27.3    6.07%      86.1    6.27%     58.1     6.26%    173.5   6.57%

Borrowings
  Fixed rate........    267.9    6.53%     170.0    4.99%     230.0    5.98%      75.0    5.95%        -         -        -       -
  Adjustable rate...    122.6    6.54%         -        -         -        -         -        -        -         -        -       -
                     ---------         ----------         ----------         ----------         ---------          ---------
Total interest
 bearing
 liabilities........ $1,184.2    5.77%    $323.8    5.26%   $ 283.8    5.51%   $ 174.8    5.70%  $  71.8     5.22%  $ 227.6   5.19%
                     =========         ==========         ==========         ==========         =========          =========


                                              Fair
                                             Value
                             Total           Market
                      -------------------  ----------
Interest earning assets     (Dollars in millions)

Loans:
  Residential....... $  433.3     7.59%     $  435.4
  Commercial........    577.9     8.19%        580.1
  Consumer..........    321.0     8.86%        324.1

Mortgage-backed
 securities:
  Fixed rate........    469.7     6.37%        464.6
  Adjustable rate...    317.8     7.13%        310.2

Debt and equity
 securities.........    215.0     5.86%        212.9

Other...............     33.0     8.00%         33.5
                     --------               --------
Total interest
 earning assets..... $2,367.7     7.45%     $2,360.8
                     ========               ========


Interest bearing liabilities


Deposits:
  NOW accounts...... $   85.5     0.50%     $   72.8
  Passbooks.........     85.5     0.75%         68.9
  Money market......    375.1     5.22%        373.8
  Certificates......    854.1     6.28%        853.5

Borrowings
  Fixed rate........    742.9     5.95%        752.0
  Adjustable rate...    122.6     6.54%        122.6
                     --------               --------
Total interest
  bearing
  liabilities....... $2,266.0     5.58%     $2,243.6
                     ========               ========

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Shareholders was held on January 24, 2001. Only shareholders of record at the close of business on December 1, 2000 (the "Voting Record Date") were entitled to vote at the annual meeting. On the Voting Record Date, there were 9,402,121 shares of common stock outstanding, and 8,523,022 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the matters voted upon at the meeting.

                                                                                    NUMBER OF VOTES
                                                             --------------------------------------------------------------
                                                                                                                BROKER
                                                                  FOR          WITHHELD      ABSTENTIONS      NON-VOTES
                                                                  ---          --------      -----------      ---------
              NOMINEES FOR DIRECTOR FOR
              THREE-YEAR TERM EXPIRING IN 2003
                   Edward W. Mentzer                              8,031,875      491,147            -              -
                   Julia H. Taylor                                8,028,225      494,797            -              -

              RATIFICATION OF APPOINTMENT OF
              KPMG LLP AS AUDITORS                                8,369,609      107,514       45,899              -

ITEM 5.       OTHER INFORMATION

              On January 22, 2001, the Company announced the declaration of a dividend of $0.10 per share on the Company's common stock for the quarter ended December 31, 2000. The dividend is payable on February 20, 2001 to shareholders of record as of February 12, 2001. This will be the 22nd consecutive cash dividend payment since the Company became publicly-held in June 1993.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:
                    3.1     Articles of Incorporation of Registrant, as Amended
                   11.1 Statement Regarding Computation of Earnings Per Share (See Footnote 7 in "Notes to Unaudited Consolidated Financial Statements")

              (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ST. FRANCIS CAPITAL CORPORATION




Dated:   February 14, 2001                     By: /s/ Jon D. Sorenson
       -------------------                         -----------------------------
                                                       Jon D. Sorenson
                                                       Chief Financial Officer