Form 10-Q
period 2001-03-31
ST FRANCIS CAPITAL CORP
filed 2001-05-15
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,385,421 at April 30, 2001.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I.   FINANCIAL INFORMATION
ITEM 1.      Financial Statements (unaudited):

             Consolidated Statements of Financial Condition .............................................   3

             Consolidated Statements of Income ..........................................................   4

             Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income ........   5

             Consolidated Statements of Cash Flows ......................................................   6

             Notes to Unaudited Consolidated Financial Statements .......................................   8


ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations ......   19

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk .................................   29

PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings ..........................................................................   30

ITEM 2.      Changes In Securities and Use of Proceeds ..................................................   30

ITEM 3.      Defaults Upon Senior Securities ............................................................   30

ITEM 4.      Submission of Matters to a Vote of Security Holders ........................................   30

ITEM 5.      Other Information ..........................................................................   30

ITEM 6.      Exhibits and Reports on Form 8-K ...........................................................   30


SIGNATURES ..............................................................................................   31

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)



------------------------------------------------------------------------------------------------------------
                                                                          March 31,           September 30,
                                                                            2001                 2000
                                                                        -----------           -------------
                                                                         (In thousands, except share data)
ASSETS
Cash and due from banks .............................................   $    37,723           $    33,777
Federal funds sold and overnight deposits ...........................         8,090                   970
                                                                        -----------           -----------
Cash and cash equivalents ...........................................        45,813                34,747
                                                                        -----------           -----------
Assets available for sale, at fair value:
  Debt and equity securities ........................................       115,906               213,848
  Mortgage-backed and related securities ............................       720,690               777,918
Mortgage loans held for sale, at lower of cost or market ............        23,211                 8,066
Securities held to maturity, at amortized cost:
  Debt securities (fair value of $522 at September 30, 2000) ........             -                   510
  Mortgage-backed and related securities (fair values of $23,125
  and $26,479, respectively) ........................................        22,988                27,088
Loans receivable, net ...............................................     1,282,502             1,297,302
Federal Home Loan Bank stock, at cost ...............................        31,624                30,418
Accrued interest receivable .........................................        12,923                14,171
Foreclosed properties ...............................................            84                   241
Real estate held for investment .....................................        26,517                27,145
Premises and equipment, net .........................................        28,948                30,283
Other assets ........................................................        38,641                31,346
                                                                        -----------           -----------
Total assets ........................................................   $ 2,349,847           $ 2,493,083
                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits ............................................................   $ 1,503,140           $ 1,471,881
Short term borrowings ...............................................       575,580               758,581
Long term borrowings ................................................        95,974               106,095
Advances from borrowers for taxes and insurance .....................         4,538                10,667
Accrued interest payable and other liabilities ......................        16,967                14,936
                                                                        -----------           -----------
Total liabilities ...................................................     2,196,199             2,362,160
                                                                        -----------           -----------
Commitments and contingencies .......................................             -                     -
Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
  None issued .......................................................             -                     -
Common stock $.01 par value: Authorized 24,000,000 shares;
  Issued, 14,579,240 shares;
  Outstanding, 9,402,121 and 9,437,197 shares, respectively .........           146                   146
Additional paid-in-capital ..........................................        88,799                88,799
Accumulated other comprehensive loss ................................        (2,873)              (18,923)
Treasury stock at cost (5,177,119 and 5,142,043 shares, respectively)       (69,985)              (69,498)
Retained earnings, substantially restricted .........................       137,561               130,399
                                                                        -----------           -----------
Total shareholders' equity ..........................................       153,648               130,923
                                                                        -----------           -----------
Total liabilities and shareholders' equity ..........................   $ 2,349,847           $ 2,493,083
                                                                        ===========           ===========

     See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                               Six Months Ended    Three Months Ended
                                                                                  March 31,             March 31,
                                                                               ----------------    ------------------
                                                                              2001         2000      2001       2000
                                                                            --------    --------   --------   --------
                                                                                (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
  Loans .................................................................   $ 54,017    $ 48,606   $ 26,740   $ 24,963
  Mortgage-backed and related securities ................................     26,219      29,646     12,538     14,736
  Debt and equity securities ............................................      5,773       6,563      2,431      3,257
  Federal funds sold and overnight deposits .............................         72          29         34         12
  Federal Home Loan Bank stock ..........................................      1,169       1,162        546        557
  Trading account securities ............................................          8          32          8          5
                                                                            --------    --------   --------   --------
Total interest and dividend income ......................................     87,258      86,038     42,297     43,530
                                                                            --------    --------   --------   --------
INTEREST EXPENSE:
  Deposits ..............................................................     37,533      35,066     18,365     18,009
  Advances and other borrowings .........................................     24,330      22,874     10,995     11,586
                                                                            --------    --------   --------   --------
Total interest expense ..................................................     61,863      57,940     29,360     29,595
                                                                            --------    --------   --------   --------
Net interest income before provision for loan losses ....................     25,395      28,098     12,937     13,935
Provision for loan losses ...............................................      1,309       1,000        706        500
                                                                            --------    --------   --------   --------
Net interest income .....................................................     24,086      27,098     12,231     13,435
                                                                            --------    --------   --------   --------
OTHER OPERATING INCOME (EXPENSE), NET:
  Loan servicing and loan related fees ..................................      1,670       1,204        988        629
  Depository fees and service charges ...................................      2,585       2,377      1,238      1,138
  Securities gains ......................................................        476           3        199         19
  Gain on sales of loans ................................................      2,100         358      1,487        230
  Insurance, annuity and brokerage commissions ..........................        601         714        313        370
  Gain (loss) on foreclosed properties ..................................        (10)         14          1          7
  Income from real estate held for investment ...........................      1,506       1,498        753        729
  Other income ..........................................................        576         460        367        342
                                                                            --------    --------   --------   --------
Total other operating income, net .......................................      9,504       6,628      5,346      3,464
                                                                            --------    --------   --------   --------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and other employee benefits ..............................     10,389      17,476      5,448      7,248
  Occupancy expenses, including depreciation ............................      2,413       2,170      1,325      1,146
  Furniture and equipment, including depreciation .......................      2,150       2,122      1,080      1,048
  Real estate held for investment expenses ..............................      1,529       1,565        770        779
  Other general and administrative expenses .............................      4,936       4,618      2,534      2,378
                                                                            --------    --------   --------   --------
Total general and administrative expenses ...............................     21,417      27,951     11,157     12,635
                                                                            --------    --------   --------   --------
Income before income tax expense and cumulative effect of
  change in accounting principle ........................................     12,173       5,775      6,420      4,264
Income tax expense ......................................................      3,045       2,610      1,661      1,305
                                                                            --------    --------   --------   --------
Income before cumulative effect of change in accounting
  principle .............................................................   $  9,128    $  3,165   $  4,759   $  2,959
Cumulative effect of a change in accounting for derivative
  instruments and hedging activities (net of income taxes of $55)........        (84)       --         --         --
                                                                            --------    --------   --------   --------
Net income ..............................................................   $  9,044    $  3,165   $  4,759   $  2,959
                                                                            ========    ========   ========   ========


Basic earnings per share:
  Before cumulative effect of change in accounting principle ............   $   0.97    $   0.32   $   0.51   $   0.30
  Cumulative effect of change in accounting principle ...................      (0.01)       --         --         --
                                                                            --------    --------   --------   --------
                                                                            $   0.96    $   0.32   $   0.51   $   0.30
                                                                            ========    ========   ========   ========

Diluted earnings per share:
  Before cumulative effect of change in accounting principle ............   $   0.96    $   0.31   $   0.50   $   0.29
  Cumulative effect of change in accounting principle ...................      (0.01)       --         --         --
                                                                            --------    --------   --------   --------
                                                                            $   0.95    $   0.31   $   0.50   $   0.29
                                                                            ========    ========   ========   ========


     See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Changes in
                  Shareholders' Equity and Comprehensive Income
                                  (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
                                            Shares of                                                   Other
                                             Common             Additional    Unearned              Comprehensive
                                             Stock      Common    Paid-In       ESOP      Retained     Income/    Treasury
                                          Outstanding   Stock     Capital   Compensation  Earnings     (Loss)      Stock     Total
                                          -----------------------------------------------------------------------------------------
                                                 (In thousands, except Shares of Common Stock Outstanding and per share data)

Six months ended March 31, 2000
Balance at September 30, 1999 ..........   10,156,770    $146     $82,426       $(2,260)  $123,193    $(13,057)  $(58,934) $131,514
Net income .............................            -       -           -             -      3,165           -          -     3,165
Change in unrealized loss on securities
  available for sale ...................            -       -           -             -          -     (15,956)         -   (15,956)
Reclassification adjustment for gains
    realized in net income .............            -       -           -             -          -          (3)         -        (3)
Incomes taxes ..........................            -       -           -             -          -       5,968          -     5,968
                                                                                                                            --------
Comprehensive loss .....................                                                                                     (6,826)

Cash dividend - $0.18 per share ........            -       -           -             -     (1,824)          -          -    (1,824)
Purchase of treasury stock .............     (191,488)      -           -             -          -           -     (2,950)   (2,950)
Exercise of stock options, net .........       32,387       -           -             -       (192)          -        429       237
Amortization of unearned compensation ..            -       -       5,567         1,894          -           -          -     7,461
                                            ---------    ----     -------       -------   --------    ---------  ------------------
Balance at March 31, 2000 ..............    9,997,669    $146     $87,993       $  (366)  $124,342    $(23,048)  $(61,455) $127,612
                                            =========    ====     =======       =======   ========    ========   ========  ========

Six months ended March 31, 2001
Balance at September 30, 2000 ..........    9,437,197    $146     $88,799       $     -   $130,399    $(18,923)  $(69,498) $130,923
Net income .............................            -       -           -             -      9,044           -          -     9,044
Change in unrealized gain on securities
  available for sale ...................            -       -           -             -          -      26,650          -    26,650
Reclassification adjustment for gains
    realized in net income .............            -       -           -             -          -        (476)         -      (476)
Incomes taxes ..........................            -       -           -             -          -     (10,124)         -   (10,124)
                                                                                                                            --------
Comprehensive income ...................                                                                                     25,094


Cash dividend - $0.20 per share ........            -       -           -             -     (1,882)          -          -    (1,882)
Purchase of treasury stock .............      (35,076)      -           -             -          -           -       (487)     (487)
                                            ---------    ----     -------       -------   --------    ---------  ------------------
Balance at March 31, 2001 ..............    9,402,121    $146     $88,799       $     -   $137,561    $ (2,873)  $(69,985) $153,648
                                            =========    ====     =======       =======   ========    ========   ========  ========


     See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------
                                                                                         Six months ended
                                                                                             March 31,
                                                                                       ------------------------
                                                                                         2001          2000
                                                                                       ----------    ----------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................................................   $   9,044    $   3,165
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses ........................................................       1,309        1,000
  Depreciation, accretion and amortization .........................................       3,746        3,279
  Deferred income taxes ............................................................      (5,564)       3,194
  Securities gains .................................................................        (476)          (3)
  Originations of loans held for sale ..............................................    (169,332)     (31,367)
  Proceeds from sales of loans held for sale .......................................     156,287       29,253
  ESOP expense .....................................................................          63        7,461
  Gain on sale of loans ............................................................      (2,100)        (358)
  Other, net .......................................................................      (4,338)      (2,270)
                                                                                       ---------    ---------

Net cash provided by (used in) operating activities ................................     (11,361)      13,354
                                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of debt securities held to maturity .....................           -          300
  Principal repayments on mortgage-backed and related securities held to maturity ..       4,100        7,807
  Proceeds from sales of mortgage-backed securities available for sale .............      36,158       19,098
  Principal repayments on mortgage-backed securities available for sale ............      41,240       54,488
  Purchase of debt and equity securities available for sale ........................        (128)           -
  Proceeds from sales of debt and equity securities available for sale .............       5,676        1,768
  Proceeds from maturities of debt and equity securities available for sale ........      98,967          451
  Purchases of Federal Home Loan Bank stock ........................................      (1,206)      (1,495)
  Redemption of Federal Home Loan Bank stock .......................................           -        3,000
  Purchase of loans ................................................................     (69,715)     (22,634)
  (Increase) decrease in loans, net of loans held for sale .........................      78,134     (108,186)
  Increase in real estate held for investment ......................................         (48)        (179)
  Purchases of premises and equipment, net .........................................        (433)        (166)
                                                                                       ---------    ---------

Net cash provided by (used in) investing activities ................................     192,745      (45,748)
                                                                                       ---------    ---------





     See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flow, cont.
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                                             Six months ended
                                                                                                March 31,
                                                                                            ------------------
                                                                                            2001          2000
                                                                                            ----          ----
                                                                                               (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits .......................................................           31,302       54,127
 Proceeds from advances and other borrowings ....................................          481,131      826,621
 Repayments on advances and other borrowings ....................................         (541,864)    (847,616)
 Increase (decrease) in securities sold under agreements to repurchase ..........         (132,389)      10,538
 Decrease in advances from borrowers for taxes and insurance ....................           (6,129)      (4,661)
 Dividends paid .................................................................           (1,882)      (1,824)
 Stock option transactions ......................................................                -          237
 Purchase of treasury stock .....................................................             (487)      (2,950)
                                                                                         ---------    ---------
Net cash provided by (used in) financing activities .............................         (170,318)      34,472
                                                                                         ---------    ---------

Increase in cash and cash equivalents ...........................................           11,066        2,078

Cash and cash equivalents:
  Beginning of period ...........................................................           34,747       32,562
                                                                                         ---------    ---------
  End of period .................................................................        $  45,813    $  34,640
                                                                                         =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest ......................................................................        $  62,387    $  56,291
  Income taxes ..................................................................           14,601            2

Supplemental schedule of noncash investing and financing activities:

The following summarizes significant noncash investing and financing activities:

Mortgage loans secured as mortgage-backed securities ............................        $   1,432    $   7,586
Transfer from loans to foreclosed properties ....................................              176          508
Transfer of mortgage loans to mortgage loans held for sale ......................           41,852        7,976



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

(2)  Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the six and three month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

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

         The contractual or notional amounts of off-balance sheet financial instruments are as follows:

                                                               Contractual or     Notional Amount(s)
                                                                   March 31,      September 30,
                                                                      2001            2000
                                                                   ---------      -------------
                                                                        (In thousands)
         Commitments to extend credit:
           Fixed-rate loans ...............................        $ 23,629         $  4,790
           Variable-rate loans ............................          12,932           42,293
         Mortgage loans sold with recourse ................          19,187           28,148
         Guarantees under IRB issues ......................          32,566           32,582
         Interest rate swap agreements (notional amount)...         265,000          400,000
         Unused and open-ended lines of credit:
           Consumer .......................................         210,014          199,515
           Commercial .....................................          63,518           60,408

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of March 31, 2001 have interest rates ranging from 6.50% to 9.125%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

         management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At March 31, 2001, appraised values of the real estate collateral exceeded the amount of the guarantees.

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

         At March 31, 2001, the Company had a $10 million fixed pay-floating receive agreement with a maturity date of June 2001. The agreement has a fixed interest rate of 7.05% and a variable interest rate of 7.56%. At March 31, 2001, the Company had $255 million in fixed receive-floating pay agreements with maturity dates ranging from 2003 to 2009 and are all callable from April to September 2001. The agreements have fixed interest rates ranging from 5.85% to 7.13% and variable interest rates ranging from 4.71% to 6.23%.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(4)  Securities

The Company's securities available for sale and held to maturity at March 31, 2001 were as follows:


                                                              SECURITIES AVAILABLE FOR SALE
                                                    ---------------------------------------------
                                                                 Gross          Gross    Estimated
                                                    Carrying   Unrealized    Unrealized    Fair
                                                      Value      Gains         (Losses)    Value
                                                    --------   ----------    ----------  --------
                                                                  (In thousands)
DEBT AND EQUITY SECURITIES:
U.S. Treasury obligations and obligations of
  U.S. Government Agencies .....................    $115,809   $    168      $   (277)   $115,700
Marketable equity securities ...................         206          -             -         206
                                                    --------   --------      --------    --------
TOTAL DEBT AND EQUITY SECURITIES ...............    $116,015   $    168      $   (277)   $115,906
                                                    ========   ========      ========    ========

MORTGAGE-BACKED & RELATED SECURITIES:
Participation certificates:
  FHLMC ........................................    $    563   $      3      $      -    $    566
  FNMA .........................................      28,966          -            (2)     28,964
  Private issue ................................      19,534          -          (628)     18,906
REMICs:
  FHLMC ........................................     122,100        456        (2,091)    120,465
  FNMA .........................................      21,705         54           (79)     21,680
  Private issue ................................     532,230      1,232        (3,389)    530,073
  CMO residual .................................          36          -             -          36
                                                    --------   --------      --------    --------
TOTAL MORTGAGE-BACKED AND RELATED
  SECURITIES ...................................    $725,134   $  1,745      $ (6,189)   $720,690
                                                    ========   ========      ========    ========


                                                             SECURITIES HELD TO MATURITY
                                                    ----------------------------------------------
                                                                 Gross         Gross     Estimated
                                                    Carrying   Unrealized    Unrealized    Fair
                                                      Value      Gains        (Losses)     Value
                                                    --------   ----------    ----------  ---------
                                                                  (In thousands)
MORTGAGE-BACKED & RELATED SECURITIES:
REMICs:
  Private issue ................................    $22,988     $  137        $    -      $23,125
                                                    -------     ------        ------      -------
TOTAL MORTGAGE-BACKED AND RELATED
  SECURITIES ...................................    $22,988     $  137        $    -      $23,125
                                                    =======     ======        ======      =======


During the six month periods ended March 31, 2001 and 2000, gross proceeds from the sale of securities available for sale totaled approximately $41.8 million and $20.9 million, respectively. The gross realized gains on such sales totaled approximately $367,000 and $41,000 for the six month periods ended March 31, 2001 and 2000, respectively. The gross realized losses on such sales totaled approximately $49,000 and $53,000 for the six month periods ended March 31, 2001 and 2000, respectively.

During the three month periods ended March 31, 2001 and 2000, gross proceeds from the sale of securities available for sale totaled approximately $33.8 million and $7.2 million, respectively. The gross realized gains on such sales totaled approximately $133,000 and $11,000 for the three month periods ended March 31, 2001 and 2000, respectively. The gross realized losses on such sales totaled approximately $49,000 and zero for the three month periods ended March 31, 2001 and 2000, respectively.

At March 31, 2001, $455.6 million of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


(5)  Loans

         Loans receivable are summarized as follows:


                                                 March 31,    September 30,
                                                    2001          2000
---------------------------------------------------------------------------
                                                    (In thousands)
First mortgage - one- to four-family .......   $   376,997   $   404,505
First mortgage - residential construction...        58,818        62,260
First mortgage - multi-family ..............       118,223       130,002
Commercial real estate .....................       340,007       306,778
Home equity ................................       203,253       188,349
Commercial and agriculture .................       153,624       152,526
Consumer secured by real estate ............        76,862        80,881
Interim financing and consumer loans .......        15,171        13,307
Indirect auto ..............................        23,043        30,722
Education ..................................         2,587         1,615
                                               -----------   -----------
  Total gross loans ........................     1,368,585     1,370,945
                                               -----------   -----------
Less:
  Loans in process .........................        50,614        54,679
  Unearned insurance premiums ..............           167           194
  Deferred loan and guarantee fees .........           108          (359)
  Purchased loan discount ..................           604           659
  Allowance for loan losses ................        11,379        10,404
                                               -----------   -----------
  Total deductions .........................        62,872        65,577
                                               -----------   -----------
Total loans receivable .....................     1,305,713     1,305,368
Less: First mortgage loans held for sale ...        23,211         8,066
                                               -----------   -----------
Loans receivable, net ......................   $ 1,282,502   $ 1,297,302
                                               ===========   ===========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


(6)  Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:

                               Six months ended       Three months ended
                                   March 31,                March 31,
                             --------------------    --------------------
                                2001       2000        2001        2000
                             --------    --------    --------    --------
                                             (In thousands)
Beginning Balance ........   $ 10,404    $  9,356    $ 10,812    $  9,764
Charge-offs:
  Real estate - mortgage..        (27)        (74)          -         (40)
  Commercial loans .......       (124)          -         (31)          -
  Home equity loans ......        (70)                    (35)
  Consumer ...............       (135)       (257)        (85)       (176)
                             --------    --------    --------    --------
Total charge-offs ........       (356)       (331)       (151)       (216)
                             --------    --------    --------    --------
Recoveries:
  Real estate - mortgage..          -          31           -          31
  Commercial loans .......          8           -           6           -
  Home equity loans ......          -                       -           -
  Consumer ...............         14          46           6          23
                             --------    --------    --------    --------
Total recoveries .........         22          77          12          54
                             --------    --------    --------    --------
Net charge-offs ..........       (334)       (254)       (139)       (162)
                             --------    --------    --------    --------

Provision ................      1,309       1,000         706         500
                             --------    --------    --------    --------
Ending balance ...........   $ 11,379    $ 10,102    $ 11,379    $ 10,102
                             ========    ========    ========    ========



(7)  Earnings Per Share

         Basic earnings per share of common stock for the six and three month periods ended March 31, 2001 and 2000, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the six and three month periods ended March 31, 2001 and 2000, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at March 31, 2001 and September 30, 2000, has been determined by dividing total shareholders' equity by the number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive. Total shares outstanding for the six and three month periods ended March 31, 2000 for earnings per share calculation purposes have been reduced by the Employee Stock Ownership Plan ("ESOP") shares that had not been released. The Company incurred an additional expense in the six and three month periods ended March 31, 2000 related to the voluntary acceleration of loan principal owed to the Company's ESOP, which accounted for a charge to diluted earnings per share of approximately $0.57 and $0.14, respectively.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


The computation of earnings per common share is as follows:

                                                                            Six months ended               Three months ended
                                                                               March 31,                       March 31,
                                                                     ------------------------------   ----------------------------
                                                                         2001             2000            2001           2000
                                                                     ------------     -------------   -------------  -------------

Income before cumulative effect of change in
  accounting principle............................................   $  9,128,000     $   3,165,000   $   4,759,000  $   2,959,000
Cumulative effect of change in accounting principle...............        (84,000)                -               -              -
                                                                     ------------     -------------   -------------  -------------
Net income for the period.........................................   $  9,044,000     $   3,165,000   $   4,759,000  $   2,959,000
                                                                     ============     =============   =============  =============

Common shares issued..............................................     14,579,240        14,579,240      14,579,240     14,579,240
Weighted average treasury shares..................................      5,171,494         4,452,908       5,177,119      4,488,374
Weighted average unallocated ESOP shares..........................              -           223,455               -        134,502
                                                                     ------------     -------------   -------------  -------------

Weighted average common shares
  outstanding during the period...................................      9,407,746         9,902,877       9,402,121      9,956,364
Effect of dilutive stock options outstanding......................        122,526           234,347         199,894        127,855
Diluted weighted average common shares                               ------------     -------------   -------------  -------------
Outstanding during the period.....................................      9,530,272        10,137,224       9,602,015     10,084,219
                                                                     ============     =============   =============  =============
Basic earnings per share:
  Before cumulative effect of change in accounting principle......        $  0.97          $   0.32        $   0.51       $   0.30
  Cumulative effect of change in accounting principle.............          (0.01)                -               -              -
                                                                     ------------     -------------   -------------  -------------
                                                                          $  0.96          $   0.32        $   0.51       $   0.30
                                                                     ============     =============   =============  =============
Diluted earnings per share:
  Before cumulative effect of change in accounting principle......        $  0.96          $   0.31        $   0.50       $   0.29
  Cumulative effect of change in accounting principle.............          (0.01)                -               -              -
                                                                     ------------     -------------   -------------  -------------
                                                                          $  0.95          $   0.31        $   0.50       $   0.29
                                                                     ============     =============   =============  =============

The computation of book value per common share is as follows:


                                                            March 31,    September 30,
                                                              2001           2000
                                                          ------------   ------------
Common shares outstanding at the end of the period ....      9,402,121      9,437,197
Incremental shares relating to dilutive stock
  options outstanding at the end of the period ........        268,261        136,313
                                                          ------------   ------------
                                                             9,670,382      9,573,510
                                                          ============   ============

Total shareholders' equity at the end of the period ...   $153,648,000   $130,923,000

Book value per common share ...........................   $      15.89   $      13.68

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

         At March 31, 2001, 39,650 shares were reserved for future grants. Further information concerning the options is as follows:

                                                              Six months ended March 31,
                                           -----------------------------------------------------------
                                                   2001                            2000
                                           -----------------------------------------------------------
                                                          Average                          Average
                                                         Exercise                         Exercise
                                           Options         Price            Options        Price
                                           -----------------------------------------------------------
Outstanding at beginning of period ...    1,700,148    $       15.78      1,565,682    $       15.70
Granted ..............................            -                -          5,000            22.00
Canceled .............................      (34,850)           18.36              -                -
Exercised ............................            -                -        (32,854)            7.48
                                          ---------    -------------      ---------    -------------
Outstanding at end of period .........    1,665,298    $       15.73      1,537,828    $       15.90
                                          =========    =============      =========    =============

Options exercisable ..................      883,494    $5.00 - 22.00        768,637    $5.00 - 21.31
                                          =========    =============      =========    =============



(9)  Income Taxes

          Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

                                                            Six months ended      Three months ended
                                                                March 31,              March 31,
                                                            ----------------      ------------------
                                                            2001       2000        2001       2000
                                                            ----       ----        ----       ----
                                                                             (In thousands)

Federal income tax expense at statutory rate of 35% ....   $ 4,212    $ 2,021    $ 2,247    $ 1,492
State income taxes, net of Federal income tax benefit ..        64         10         62         (1)
Tax exempt interest ....................................       (49)       (62)       (23)       (31)
Non-deductible compensation ............................      --        1,846       --          442
Acquisition intangible amortization ....................       114        107         57         53
Affordable housing credits .............................    (1,304)    (1,294)      (652)      (644)
Other, net .............................................         8        (18)       (30)        (6)
                                                           -------    -------    -------    -------
                                                           $ 3,045    $ 2,610    $ 1,661    $ 1,305
                                                           =======    =======    =======    =======

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

          The Company measures the effectiveness of its' hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. For example, the ineffectiveness of a brokered CD hedge would be recorded as an adjustment to interest expense on deposits. If the ineffectiveness of a hedge exceeds certain levels as described in the accounting standard, the derivative would no longer be eligible for hedge treatment and future changes in fair value of the derivative would be recorded on the income statement.

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

          Under Statement 133, the Company was allowed a one-time opportunity to reclassify investment assets from held to maturity to available for sale. The Company reclassified all municipal securities held upon the adoption of FAS 133 as available for sale. The amortized cost and fair value of the securities transferred was $510,000 and $522,000. During the quarter ended March 31, 2001, all municipal securities held by the Company were sold.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


-------------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENTS                             Retail      Commercial     Mortgage                      Total
                                             Banking        Banking        Banking   Investments     Segments
-------------------------------------------------------------------------------------------------------------------
                                                                          (In thousands)

SIX MONTHS ENDED MARCH 31, 2001
Net interest income ....................  $    11,765   $     6,970   $     3,661   $     1,669    $    24,065
Provision for loan losses ..............          443           623           243          --            1,309
Other operating income .................        3,586           586         2,421           340          6,933
General and administrative expenses ....       10,679         1,411         1,814           493         14,398
Income taxes ...........................        1,149         1,501         1,096           412          4,159
                                        ---------------------------------------------------------------------------
Segment profit .........................  $     3,079   $     4,021   $     2,928   $     1,104    $    11,133
                                        ===========================================================================
Segment average assets .................  $   320,991   $   594,584   $   426,285   $ 1,023,982    $ 2,365,842
                                        ===========================================================================

SIX MONTHS ENDED MARCH 31, 2000
Net interest income ....................  $    11,978   $     7,192   $     3,563   $     3,926    $    26,659
Provision for loan losses ..............          395           473           132          --            1,000
Other operating income .................        3,473           375           806            (8)         4,646
General and administrative expenses ....       10,588         1,523         1,895           389         14,395
Income taxes ...........................        1,679         2,093           880         1,326          5,979
                                        ---------------------------------------------------------------------------
Segment profit .........................  $     2,790   $     3,477   $     1,462   $     2,202    $     9,931
                                        ===========================================================================

Segment average assets .................  $   311,875   $   534,873   $   382,182   $ 1,185,632    $ 2,414,562
                                        ===========================================================================

THREE MONTHS ENDED MARCH 31, 2001
Net interest income ....................  $     5,293   $     3,600   $     1,987   $     1,141    $    12,021
Provision for loan losses ..............          221           361           123          --              706
Other operating income .................        1,767           310         1,731           199          4,007
General and administrative expenses ....        5,452           762           975           264          7,453
Income taxes ...........................          518           893           784           314          2,509
                                        ---------------------------------------------------------------------------
Segment profit .........................  $       868   $     1,894   $     1,837   $       762    $     5,360
                                        ===========================================================================

Segment average assets .................  $   322,810   $   605,717   $   418,485   $   977,054    $ 2,324,066
                                        ===========================================================================

THREE MONTHS ENDED MARCH 31, 2000
Net interest income ....................  $     6,150   $     3,567   $     1,789   $     1,884    $    13,390
Provision for loan losses ..............          198           236            66          --              500
Other operating income .................        1,718           200           411            12          2,341
General and administrative expenses ....        5,432           692           898           200          7,222
Income taxes ...........................          927         1,170           507           707          3,312
                                        ---------------------------------------------------------------------------
Segment profit .........................  $     1,312   $     1,668   $       729   $       988    $     4,697
                                        ===========================================================================

Segment average assets .................  $   313,897   $   552,633   $   395,484   $ 1,173,628    $ 2,435,642
                                        ===========================================================================

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS


                                                                     Six months ended March 31,      Three months ended March 31,
                                                                           2001          2000           2001            2000
                                                                     ------------------------------------------------------------
                                                                                      (In thousands)
NET INTEREST INCOME AND OTHER OPERATING INCOME
Total for segments .............................................       $    30,998    $    31,305    $    16,028    $    15,731
Unallocated transfer pricing credit (primarily on capital) .....             3,124          2,687          1,784          1,218
Income from affordable housing subsidiary ......................             1,506          1,498            753            729
Holding company interest expense ...............................            (1,351)          (746)          (626)          (429)
Elimination of intercompany interest income ....................              (551)          (558)          (273)          (273)
Other ..........................................................             1,173            540            617            423
                                                                     ------------------------------------------------------------
Consolidated total revenue .....................................       $    34,899    $    34,726    $    18,283    $    17,399
                                                                     ============================================================
PROFIT
Total for segments .............................................       $    11,133    $     9,931    $     5,360    $     4,697
Unallocated transfer pricing credit (primarily on capital) .....             1,875          1,612          1,071            731
Unallocated administrative and centralized support costs (a) ...            (2,702)        (3,028)        (1,427)        (1,581)
Holding company net loss .......................................            (1,111)          (622)          (568)          (392)
Elimination of intercompany interest income ....................              (331)          (335)          (164)          (164)
Affordable housing tax credits .................................             1,304          1,294            652            644
Additional ESOP expense not allocated to segments ..............              --           (5,714)          --           (1,329)
Other ..........................................................            (1,124)            27           (165)           353
                                                                     ------------------------------------------------------------
Consolidated net income ........................................       $     9,044    $     3,165    $     4,759    $     2,959
                                                                     ============================================================
AVERAGE ASSETS
Total for segments .............................................       $ 2,365,842    $ 2,414,562    $ 2,324,066    $ 2,435,642
Elimination of intercompany loans ..............................           (13,326)       (13,388)       (13,314)       (13,350)
Other assets not allocated .....................................           104,300        113,918        112,547         89,408
                                                                     ------------------------------------------------------------
Consolidated average assets ....................................       $ 2,456,816    $ 2,515,092    $ 2,423,299    $ 2,511,700
                                                                     ============================================================


(a) After-tax effect of $4.5 million and $5.0 million of general and administrative expenses for the six month periods ended March 31, 2001 and 2000, respectively. After-tax effect of $2.4 million and $2.6 million of general and administrative expenses for the three month periods ended March 31, 2001 and 2000, respectively.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
       Item 2: Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



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

FINANCIAL CONDITION

The Company's total assets decreased $143 million to $2.35 billion at March 31, 2001 from $2.49 billion at September 30, 2000. The primary reason for the decrease is the continuing restructuring of the balance sheet as the Company continues to reduce the size of its mortgage-backed securities and investment securities portfolios. Due to a combination of year-to-date earnings and improvement in the Company's unrealized market value on its' available for sale securities portfolio, total capital increased to $153.6 million at March 31, 2001 compared with $130.9 million at September 30, 2000. The Company's ratio of shareholders' equity to total assets was 6.54% at March 31, 2001, compared to 5.25% at September 30, 2000. The Company's fully dilutive book value per share was $15.89 at March 31, 2001, compared to $13.68 at September 30, 2000.

The restructuring of the balance sheet continues to be one of the strategic initiatives of the Company. As has been the case over the past seven quarters, the Company continues to reduce the size of its mortgage-backed securities and investment securities portfolios as repayments and maturities occur. Funds received from these repayments and maturities will be used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. This restructuring is part of a long-range plan to make the Company's balance sheet composition more representative of "community banks" with a greater percentage of assets in the loan portfolio vs. investments. Management anticipates that this restructuring should improve margins due to the generally higher interest rates on loan assets.

Loans receivable, including mortgage loans held for sale, increased $345,000 to $1.306 billion at March 31, 2001 from $1.305 billion at September 30, 2000. During the six month period ended March 31, 2001, one- to four-family mortgage loans decreased $31.0 million and multi-family mortgage loans decreased $11.8 million, offset by an increase of $33.2 million in commercial real estate loans and $14.9 million in home equity loans. The Company's one- to four-family mortgage loan portfolio has a significant level of adjustable rate loans and during periods of declining interest rates, the Company refinances many of its' own mortgages. However, fixed rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet.

The Company originated approximately $302.4 million in loans for the six month period ended March 31, 2001, as compared to $296.5 million for the same period in the prior year. Of the $302.4 million in loans originated, $30.3 million were commercial loans, $95.3 million were consumer and interim financing loans, and $176.8 million were first mortgage loans. For the six month period ended March 31, 2001, the Company purchased $69.7 million of one- to four-family loans, as compared to $22.6 million for the same period in the prior year. The increase in loans purchased during the current year is primarily due to the Company's mortgage banking operation in Illinois. For the six month period ended March 31, 2001, the Company sold $154.2 million of one- to four-family loans, as compared to $28.9 million for the same period in the prior year. During periods of declining interest rates, the Company originates more fixed rate loans, which are generally sold into the secondary market.

Mortgage-backed and related securities, including securities available for sale, decreased $61.3 million to $743.7 million at March 31, 2001 from $805.0 million at September 30, 2000. Debt and equity securities decreased $98.5 million to $115.9 million at March 31, 2001 from $214.4 million at September 30, 2000. The Company has not purchased mortgage-backed securities or investment securities during the current fiscal year. These decreases are due to scheduled maturities, accelerated repayments and sales during the current year. As noted above, in connection with the balance sheet restructuring program, in fiscal 2000, the Company began reducing the size of its mortgage-backed securities and investment securities portfolios which management anticipates will continue to be an ongoing strategic initiative of the Company in fiscal 2001. As part of this effort, the Company has

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

reduced the size of the mortgage-backed securities and investment securities portfolios and used the funds generated from the repayment of principal to grow and diversify the Company's loan portfolio and to reduce the size of the Company's wholesale debt.

Deposits increased $31.3 million to $1.503 billion at March 31, 2001 from $1.472 billion at September 30, 2000. The increase in deposits was due primarily to increases of $24.8 million in money market demand account deposits and $8.9 million in certificates of deposit. However, slight decreases in other types of deposit products have partially offset the increases. At March 31, 2001, the Company had approximately $339.5 million in brokered certificates of deposit compared with $341.3 million at September 30, 2000. The brokered deposits generally consist of terms from three months to ten years and include certificates that are callable at the option of the Company. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings decreased by $193.1 million to $671.6 million at March 31, 2001 from $864.7 million at September 30, 2000. Short term borrowings decreased $183.0 million to $575.6 million at March 31, 2001, compared to $758.6 million at September 30, 2000. At March 31, 2001, $395.0 million of the short term borrowings were callable FHLB advances with maturities from five to ten years and are callable by the FHLB during the next fiscal year and quarterly thereafter. Long term borrowings decreased $10.1 million to $96.0 million at March 31, 2001, compared to $106.1 million at September 30, 2000. At March 31, 2001, the Company had an additional borrowing capacity of $188.1 million available from the FHLB.

At March 31, 2001, the Company had $265.0 million in interest rate swaps outstanding compared with $400.0 million at September 30, 2000. The swaps are designed to offset the changing interest payments of some of the Company's brokered certificates. Fixed receive-floating pay swaps totaled $255.0 million at March 31, 2001 and were entered into to hedge interest rates on fixed rate certificates of deposits. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. Fixed pay-floating receive swaps totaled $10.0 million at March 31, 2001 and were entered into as hedges on the interest rates on investment securities. Fixed pay-floating receive swaps will provide for a lower interest expense (or interest income) in a rising rate environment while adding to interest expense in a falling rate environment. During the six month period ended March 31, 2001, the Company recorded a net reduction of interest expense of $126,000 as a result of the Company's interest rate swap agreements compared with a net reduction of $1.0 million for the six month period ended March 31, 2000.

RESULTS OF OPERATIONS

NET INCOME. Net income for the six month period ended March 31, 2001 increased to $9.0 million compared with $3.2 million for the six month period ended March 31, 2000. Net income for the three month period ended March 31, 2001 increased to $4.8 million compared with $3.0 million for the three month period ended March 31, 2000. The results for the prior years' six and three month periods included an after-tax effect of $5.7 million and $1.3 million, respectively, due to the voluntary acceleration of loan principal repayment to the Company's Employee Stock Ownership Plan ("ESOP"). The ESOP loan was repaid in full in the prior fiscal year, and the ongoing expense was eliminated. The six month period ended March 31, 2001 included a reduction in net income of $84,000 for the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities." Net income for the six and three month periods ended March 31, 2001 increased primarily due to the ESOP expense in the prior period and due to increases in other operating income offset by a decrease in net interest income.

The following table shows the return on average assets and return on average equity ratios for each period:


                                        Six months ended     Three months ended
                                            March 31,            March 31,
                                        ----------------     ------------------
                                        2001        2000     2001        2000
                                        ----        ----     ----        ----

Return on average assets .............  0.74%       0.25%    0.80%       0.47%

Return on average equity .............  12.78%      4.88%    12.98%      9.36%

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


NET INTEREST INCOME. Net interest income before provision for loan losses decreased $2.7 million or 9.6% and $1.0 million or 7.2% for the six and three month periods ended March 31, 2001, respectively, compared to the same periods in the prior year. The decrease in net interest income for the six and three month periods ended March 31, 2001 was due to a decrease in the net interest margin and to a decrease in average earning assets. The net interest margin declined to 2.16% and 2.26%, respectively, for the six and three month periods ended March 31, 2001 compared with 2.33% and 2.32%, respectively, in the prior year. In addition, average earning assets decreased $48.5 million and $100.4 million, respectively, for the six and three month periods ended March 31, 2001. The decrease in average earning assets is largely the result of the Company's restructuring effort to reduce the amount of mortgage-backed and investment securities. The decrease in the net interest margin is largely attributable to the generally higher interest rate environment during most of calendar year 2000 compared with the prior year which has been partially mitigated by the decline in market rates since January, 2001.

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

Total interest income increased $1.2 million or 1.4% to $87.3 million for the six month period ended March 31, 2001 compared to $86.0 million at March 31, 2000, and decreased $1.2 million or 2.8% to $42.3 million for the three month period ended March 31, 2001, compared to $43.5 million for the three month period ended March 31, 2000. The change in interest income was primarily the result of increases in interest on loans partially offset by decreases in interest on mortgage-backed and related securities and debt and equity securities. The increase in interest income on loans was the result of an increase in the average balance of loans to $1.33 billion from $1.22 billion for the six month periods ended March 31, 2001 and 2000, respectively, in conjunction with an increase in the average yield on loans to 8.12% from 8.00% for the same periods. The increase in interest income on loans for the three month period ended March 31, 2001 compared with the three month period ended March 31, 2000 was the result of an increase in the average balance of loans to $1.34 billion from $1.25 billion, in conjunction with an increase in the average yield on loans to 8.08% from 8.04% for the same periods. The increase in the average balance of loans is due primarily to the Company's recent efforts to grow and diversify its loan portfolio, and in particular, emphasize commercial, consumer and home equity lending.

The decrease in interest income on mortgage-backed and related securities was due to a decrease in the average balance of such securities to $801.0 million from $933.8 million for the six month periods ended March 31, 2001 and 2000, respectively, partially offset by an increase in the average yield on such securities to 6.56% from 6.35% for the same periods. The decrease in interest income on mortgage-backed and related securities for the three month period ended March 31, 2001 compared with the three month period ended March 31, 2000 was due to a decrease in the average balance of such securities to $782.1 million from $915.3 million, partially offset by an increase in the average yield on such securities to 6.50% from 6.48% for the same periods. The decrease in interest income on debt and equity securities was the result of a decrease in the average balance of such securities to $189.3 million from $223.9 million for the six month periods ended March 31, 2001 and 2000, respectively, partially offset by an increase in the average yield on such securities to 6.12% from 5.86% for the same periods. The decrease in interest income on debt and equity securities for the three month period ended March 31, 2001 compared with the three month period ended March 31, 2000 was due to a decrease in the average balance of such securities to $161.4 million from $223.1 million, partially offset by an increase in the average yield on such securities to 6.11% from 5.87% for the same periods. See "Financial Condition" for a further discussion of the Company's balance sheet restructuring activities.

Total interest expense increased $3.9 million or 6.8% to $61.8 million for the six month period ended March 31, 2001, compared to $57.9 million for the six month period ended March 31, 2000. For the three month period ended March 31, 2001, total interest expense decreased $235,000 or 0.80% to $29.4 million compared to $29.6 million for the three month period ended March 31, 2000. The change in interest expense was the result of increases in the cost of deposits and advances and other borrowings partially offset by decreases in the average balances. The average cost of deposits increased to 5.33% and 5.20% for the six and three month periods ended March 31, 2001, respectively, from 4.82% and 4.94% for the same periods in the prior year. The average balances of deposits decreased to $1.41 billion and $1.43 billion for the six and three month periods ended March 31, 2001, respectively, as compared to $1.45 billion and $1.47 billion for the same periods in the prior year. See "Financial Condition" for a further discussion of the Company's deposit base. The average balances of advances and other borrowings decreased to $804.4 million and $749.9 million for the six and three month periods ended March 31, 2001, respectively, as compared to $838.8 million and $835.9 million for the same periods in the prior year. The average cost of advances and other borrowings increased to 6.06% and 5.95% for the six and three month periods ended March 31, 2001, respectively, from 5.45% and 5.57% for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the six and three month periods ended March 31, 2001 and 2000, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the schedule.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

                                                                                   SIX MONTHS ENDED MARCH 31,
                                                          ------------------------------------------------------------------------
                                                                        2001                                 2000
                                                          ------------------------------------------------------------------------
                                                                                     AVERAGE                               AVERAGE
                                                            AVERAGE                   YIELD/       AVERAGE                  YIELD/
                                                            BALANCE      INTEREST      COST        BALANCE     INTEREST      COST
                                                          ------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits ................  $    2,493   $       72     5.79%     $    1,204    $     29     4.82%
Trading account securities ...............................         196            8     8.19             691          32     9.26
Debt and equity securities ...............................     189,320        5,773     6.12         223,851       6,563     5.86
Mortgage-backed and related securities ...................     801,046       26,219     6.56         933,833      29,646     6.35
Loans:
  First mortgage .........................................     859,577       33,797     7.89         779,239      30,166     7.74
  Home equity ............................................     197,904        8,861     8.98         165,641       7,129     8.61
  Consumer ...............................................     122,538        5,303     8.68         146,220       6,106     8.35
  Commercial and agricultural ............................     154,405        6,056     7.87         124,547       5,205     8.36
                                                            -----------------------               ----------------------
  Total loans ............................................   1,334,424       54,017     8.12       1,215,647      48,606     8.00
Federal Home Loan Bank stock .............................      31,289        1,169     7.49          32,003       1,162     7.26
                                                            -----------------------               ----------------------
  Total earning assets ...................................   2,358,768       87,258     7.42       2,407,229      86,038     7.15
                                                                         ----------                             --------
Valuation allowances .....................................     (28,973)                              (37,526)
Cash and due from banks ..................................      27,722                                35,532
Other assets .............................................      99,299                               109,857
                                                            ----------                            ----------
  Total assets ...........................................  $2,456,816                            $2,515,092
                                                            ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts ...........................................  $   78,207          238     0.61      $   76,394         259     0.68
  Money market demand accounts ...........................     378,164        9,411     4.99         361,648       8,052     4.45
  Passbook ...............................................      87,418          842     1.93         108,329       1,189     2.20
  Certificates of deposit ................................     868,488       27,042     6.24         907,276      25,566     5.64
                                                            -----------------------               ----------------------
Total interest-bearing deposits ..........................   1,412,277       37,533     5.33       1,453,647      35,066     4.82
Advances and other borrowings ............................     804,422       24,323     6.06         838,827      22,866     5.45
Advances from borrowers for taxes and insurance...........       6,147            7     0.23           5,341           8     0.30
                                                            -----------------------               ----------------------
  Total interest-bearing liabilities .....................   2,222,846       61,863     5.58       2,297,815      57,940     5.04
Non interest-bearing deposits ............................      73,994                                73,569
Other liabilities ........................................      18,102                                13,971
Shareholders' equity .....................................     141,874                               129,737
                                                            ----------                            ----------
Total liabilities and shareholders' equity ...............  $2,456,816                            $2,515,092
                                                            ==========                            ==========
Net interest income ......................................               $   25,395                           $   28,098
                                                                         ==========                           ==========
Net yield on interest-earning assets .....................                              2.16                                 2.33
Interest rate spread .....................................                              1.84                                 2.11
Ratio of earning assets to interest-bearing liabilities ..                            106.11                               104.76

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------------------------------------------------
                                                                         2001                                2000
                                                             -----------------------------------------------------------------------
                                                                                        AVERAGE                              AVERAGE
                                                                AVERAGE                  YIELD/     AVERAGE                   YIELD/
                                                                BALANCE   INTEREST        COST      BALANCE     INTEREST       COST
                                                             -----------------------------------------------------------------------
                                                                        (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits .................   $    2,601  $       34      5.30%   $      926   $       12      5.21%
Trading account securities ................................          392           8      8.28           185            5     10.87
Debt and equity securities ................................      161,383       2,431      6.11       223,054        3,257      5.87
Mortgage-backed and related securities ....................      782,129      12,538      6.50       915,296       14,736      6.48
Loans:
  First mortgage ..........................................      863,252      16,838      7.91       810,433       15,684      7.78
  Home equity .............................................      201,646       4,372      8.79       169,729        3,679      8.72
  Consumer ................................................      120,637       2,597      8.73       144,356        2,987      8.32
  Commercial and agricultural .............................      156,282       2,933      7.61       124,390        2,613      8.45
                                                             -----------------------              ------------------------
        Total loans .......................................    1,341,817      26,740      8.08     1,248,908       24,963      8.04
Federal Home Loan Bank stock ..............................       31,597         546      7.01        31,993          557      7.00
                                                             -----------------------              ------------------------
        Total earning assets ..............................    2,319,919      42,297      7.39     2,420,362       43,530      7.23
                                                                          ----------                              --------
Valuation allowances ......................................      (20,850)                            (43,288)
Cash and due from banks ...................................       27,860                              33,461
Other assets ..............................................       96,370                             101,165
                                                              ----------                          ----------
Total assets ..............................................   $2,423,299                          $2,511,700
                                                              ==========                          ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts ............................................   $   78,011         118      0.61    $   76,400          124      0.65
  Money market demand accounts ............................      381,651       4,467      4.75       360,575        4,072      4.54
  Passbook ................................................       85,147         400      1.91       103,513          558      2.17
  Certificates of deposit .................................      887,932      13,380      6.11       924,782       13,255      5.76
                                                             -----------------------              ------------------------
Total interest-bearing deposits ...........................    1,432,741      18,365      5.20     1,465,270       18,009      4.94
Advances and other borrowings .............................      749,929      10,994      5.95       835,903       11,584      5.57
Advances from borrowers for taxes and insurance............        2,989           1      0.14         2,691            2      0.30
                                                             -----------------------              ------------------------
  Total interest-bearing liabilities ......................    2,185,659      29,360      5.45     2,303,864       29,595      5.17
Non interest-bearing deposits .............................       69,832                              68,604
Other liabilities .........................................       19,083                              12,149
Shareholders' equity ......................................      148,725                             127,083
                                                              ----------                          ----------
Total liabilities and shareholders' equity ................   $2,423,299                          $2,511,700
                                                              ==========                          ==========

Net interest income .......................................               $   12,937                            $   13,935
                                                                          ==========                            ==========

Net yield on interest-earning assets ......................                               2.26                                 2.32
Interest rate spread ......................................                               1.95                                 2.07
Ratio of earning assets to interest-bearing liabilities....                             106.14                               105.06

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                               Six months ended         Three months ended
                                                    March 31,              March 31,
                                               ----------------         ------------------
                                               2001         2000         2001         2000
                                               ----         ----         ----         ----
                                                      (Dollars in thousands)
Beginning balance ......................     $ 10,404     $  9,356     $ 10,812     $  9,764
Provision for loan losses ..............        1,309        1,000          706          500
Recoveries .............................           22           77           12           54
Charge-offs ............................         (356)        (331)        (151)        (216)
                                             --------     --------     --------     --------
Ending balance .........................     $ 11,379     $ 10,102     $ 11,379     $ 10,102
                                             ========     ========     ========     ========
Ratio of allowance for loan losses to
  gross loans receivable at the end
  of the period ........................         0.83%        0.75%        0.83%        0.75%

Ratio of allowance for loan losses to
total non-performing loans at the
end of the period ......................        78.30%      300.48%       78.30%      300.48%

  Ratio of net charge-offs to average
  gross loans (annualized) .............         0.05%        0.04%        0.04%        0.05%

Management believes that the allowance for loan losses is adequate to provide for probable losses as of March 31, 2001, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, loan portfolio composition, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. For the six and three month periods ended March 31, 2001, the provision for loan losses was $1.3 million and $706,000, respectively, compared to $1.0 million and $500,000 for the same periods in the prior year. The Company's loan portfolio is becoming increasingly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios which are generally presumed to have more risk than single-family mortgage loans. Charge-offs for the six and three month periods ended March 31, 2001 were $356,000 and $151,000, respectively, compared to $331,000 and $216,000 for the six and three month periods ended March 31, 2000. At March 31, 2001, the decrease in the ratio of the allowance for loan losses to total non-performing loans is due to the increase in non-performing loans. (See "Asset Quality")

OTHER OPERATING INCOME. Other operating income increased by $2.9 million to $9.5 million and $1.9 million to $5.4 million for the six and three month periods ended March 31, 2001, respectively, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                                                     Six months ended              Three months ended
                                                         March 31,                       March 31,
                                                 ----------------------          -----------------------
                                                   2001            2000            2001             2000
                                                   ----            ----            ----             ----
                                                         (In thousands)
Other operating income ...................       $9,504          $6,628          $5,346           $3,464

Percent of average assets (annualized) ...        0.78%           0.53%           0.89%            0.55%


The increase for the six and three month periods ended March 31, 2001 was due primarily to increases in gains on the sale of loans, securities gains and increases in other fees. Gains on the sale of mortgage loans increased to $2.1 million and $1.5 million for the six and three month periods ended March 31, 2001, respectively, compared to gains of $358,000 and $230,000 for the same periods in the prior year. The Company's volume of mortgage loan sales were $154.2 million and $107.7 million for the six and three

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

month periods ended March 31, 2001, respectively, compared to $27.8 million and $12.9 million for the same periods in the prior year. The Company sells a significant amount of its residential mortgage loans to secondary marketing agencies. Depending on factors such as interest rates, levels of borrower refinancing and competitive factors in the Company's primary market area, the amount of mortgage loans ultimately sold can vary significantly. See "Financial Condition" for a further discussion of the sale of fixed rate loans.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $6.5 million or 23.4% to $21.4 million and $1.5 million or 11.7% to $11.2 million for the six and three month periods ended March 31, 2001, respectively, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                               Six months ended        Three months ended
                                                   March 31,                March 31,
                                               ----------------        ------------------
                                               2001        2000         2001        2000
                                               ----        ----         ----        ----
                                                         (Dollars in thousands)
General and administrative expenses .......  $21,417      $27,951      $11,157     $12,635

Percent of average assets (annualized) ....    1.75%        2.22%        1.87%       2.02%

The decrease in general and administrative expenses is primarily due to additional ESOP expense of $6.4 million and $1.5 million for the six and three month periods ended March 31, 2000, respectively, due to accelerated payments made to retire the Company's ESOP debt. Excluding the effect of the additional ESOP expense, the Company experienced a decline of $146,000 and an increase of $54,000 in general and administrative expenses for the six and three month periods ended March 31, 2001, respectively, compared to the same periods in the prior year.

INCOME TAX EXPENSE. Income tax expense increased to $3.0 million and $1.7 million for the six and three month periods ended March 31, 2001, compared to $2.6 million and $1.3 million for the same periods in the prior year. The effective tax rate for the six and three month periods ended March 31, 2001 was 25.01% and 25.87%, respectively, compared with 45.19% and 30.61% for the six and three month periods ended March 31, 2000. The decrease in the effective tax rate is due primarily to the fact that the majority of the ESOP expense incurred in the prior year was non-deductible for tax purposes.

ASSET QUALITY

Total non-performing assets were $14.6 million, or 0.62% of total assets at March 31, 2001, compared with $13.2 million, or 0.53% of total assets at September 30, 2000. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure. The Company had no troubled debt restructurings at either date.

Non-performing assets are summarized as follows:


                                                   March 31,              September 30,
                                                     2001                     2000
                                                  ----------              -------------
                                                        (Dollars in thousands)

Non-performing loans ..........................   $  14,533                $  12,977
Foreclosed properties .........................          84                      241
                                                  ---------                ---------
Non-performing assets .........................   $  14,617                $  13,218
                                                  =========                =========

Non-performing loans to gross loans ...........        1.06%                    0.95%

Non-performing assets to total assets .........        0.62%                    0.53%

Except as disclosed above, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms. Non-performing assets includes a single $9.9 million commercial loan credit to a company in the food industry that was added to non-accrual status during the quarter ended September 30, 2000. The Company

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

participates in that credit with other financial institutions. Management currently anticipates that the participating bank group and the borrower will enter into an extension to the previous forbearance agreement. Interest payments received are recorded as principal reductions due to the non-accrual status of the loan. Management has taken the current known status about this credit into account in establishing its allowance for loan losses and in the level of provision taken during the six and three month periods ended March 31, 2001.

Impaired loans totaled $11.8 million at March 31, 2001 compared to $12.1 million at September 30, 2000. These loans had associated impairment reserves of $2.6 million and $1.6 million at March 31, 2001 and September 30, 2000, respectively. For the six month period ended March 31, 2001, the average balance of impaired loans was $11.9 million compared to $6.4 million for the year ended September 30, 2000. Interest income on impaired loans for the six month period ended March 31, 2001 and 2000 was $95,000 and zero, respectively.

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

At March 31, 2001, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 12.58% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of March 31, 2001 was a negative 11.46% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued
The following table  summarizes the Company's gap position as of March 31, 2001.


                                                                             More than     More than
                                                      Within       Four to    One Year      Three
                                                      Three        Twelve     to Three      Years to      Over Five
                                                      Months       Months        Years    Five Years       Years         Total
                                                   -------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
  Residential ..................................   $   32,994   $   72,695   $  155,936   $   66,381     $   44,830     $  372,836
  Commercial ...................................       92,699       94,114      189,005      126,367         87,074        589,259
  Consumer .....................................      122,642       21,027       42,586      101,886         32,266        320,407
Mortgage-backed and related securities .........        2,905        6,993        9,164        3,926              -         22,988
Assets available for sale:
  Mortgage loans ...............................       23,211            -            -            -              -         23,211
  Fixed rate mortgage related ..................       32,333      106,661      179,176       85,868         22,748        426,786
  Variable rate mortgage related ...............      293,904            -            -            -              -        293,904
  Investment securities.........................       69,669        3,001       43,235            -              -        115,906
Trading account securities .....................            -            -            -            -              -              -
Other assets ...................................       39,714            -            -            -              -         39,714
Impact of interest rate swaps ..................            -            -            -            -              -              -
                                                   -------------------------------------------------------------------------------
  Total ........................................   $  710,071   $  304,492   $  619,102   $  384,428     $  186,918     $2,205,011
                                                   ===============================================================================

INTEREST-BEARING LIABILITIES:
Deposits: (3)
  NOW accounts .................................   $    6,846   $   20,537   $   29,444   $   13,754     $   11,203     $   81,784
  Passbook savings accounts ....................        3,315        9,945       18,721       12,587         43,734         88,302
  Money market deposit accounts ................       98,293      294,878        2,693          969            545        397,378
  Certificates of deposit ......................      152,333      288,469      165,888       80,327        167,085        854,102
Borrowings (4) .................................      180,605            -      390,949      100,000              -        671,554
Impact of interest rate swaps ..................      255,000            -      (15,000)     (80,000)      (160,000)             -
                                                   -------------------------------------------------------------------------------
  Total ........................................   $  696,392   $  613,829   $  592,695   $  127,637     $   62,567     $2,093,120
                                                   ===============================================================================

Excess (deficiency) of interest-earning
assets over interest-bearing liabilities .......   $   13,679   $ (309,337)  $   26,407   $  256,791     $  124,351     $  111,891
                                                   ===============================================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities ............................   $   13,679   $ (295,658)  $ (269,251)  $  (12,460)    $  111,891
                                                   ================================================================
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
Assets .........................................        0.58%      (12.58%)     (11.46%)      (0.53%)         4.76%
                                                   ================================================================

----------------------------------------------------------------------------------------------------------------------------------


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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $62.9 million at March 31, 2001.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 33%, 10% and 98%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $429.3 million or 18.3% of total assets.

(4) Fixed rate puttable FHLB advances are included in the period of their modified duration rather than in the period in which they are due.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $45.8 million and $34.7 million as of March 31, 2001 and September 30, 2000, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At March 31, 2001, the Company had additional borrowing capacity of $188.1 million available from the FHLB.

The Company is in the midst of a share repurchase program whereby it may purchase up to 485,000, or approximately five percent, of its common stock in the open market. As of March 31, 2001, the Company had purchased 299,500 shares under the authorization at an average price of $14.78 per share. The Company may purchase an additional 185,500 shares under the current authorization. The Company's share repurchase program is funded through dividends received from the Bank and a line of credit with a third party lending institution.

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

The following table summarizes the Bank's capital ratios at the dates indicated:

                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                  For Capital           Prompt Corrective
                                          Actual               Adequacy Purposes        Action Provisions
                                   ---------------------     --------------------     ---------------------
                                    Amount        Ratio        Amount       Ratio       Amount      Ratio
                                   ---------     -------     -----------   ------     -----------  --------
                                                  (Dollars in thousands)
As of March 31, 2001:

Tangible capital ................  $ 176,061      7.53%      >  $ 93,547   >4.0%      > $ 116,934   >  5.0%
                                                             -             -          -             -
Core capital ....................    176,061      7.53%      >    93,547   >4.0%      >   116,934   >  5.0%
                                                             -             -          -             -
Tier 1 risk-based capital .......    176,061     11.22%      >    62,763   >4.0%      >    94,144   >  6.0%
                                                             -             -          -             -
Risk-based capital ..............    186,806     11.91%      >   125,525   >8.0%      >   156,907   > 10.0%
                                                             -             -          -             -

As of September 30, 2000:

Tangible capital ................  $ 169,261      6.78%      >  $ 99,893   >4.0%      > $ 124,866   >  5.0%
                                                             -             -          -             -
Core capital ....................    169,261      6.78%      >    99,893   >4.0%      >   124,866   >  5.0%
                                                             -             -          -             -
Tier 1 risk-based capital .......    169,261     10.92%      >    61,995   >4.0%      >    92,993   >  6.0%
                                                             -             -          -             -
Risk-based capital ..............    179,330     11.57%      >   123,991   >8.0%      >   154,989   > 10.0%
                                                             -             -          -             -

Management believes, as of March 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at March 31, 2001.

                                                More than         More than        More than
                                  Within        One Year          Two Years       Three Years
                                 One Year     to Two Years      to Three Years   to Four Years
                           -------------------------------------------------------------------
Interest earning assets                           (Dollars in millions)
Loans:
  Residential ...........  $     1.5    9.40%  $  1.7    8.20%  $  3.0    7.97%  $  2.8    7.32%
  Commercial ............      103.6    7.04%    25.3    8.62%    42.8    8.24%    35.2    8.19%
  Consumer ..............       23.1    7.89%    38.9    8.28%   109.5    8.06%    89.2    7.94%

Mortgage-backed
securities:
  Fixed rate ............      139.0    6.35%    89.7    6.35%    89.6    6.35%    42.9    6.35%
  Adjustable rate .......       52.9    5.93%    41.1    5.93%    38.2    5.93%    35.3    5.93%

Debt and equity
securities ............         72.7    6.20%    21.6    6.25%    21.6    6.25%       -       -

Other .................         39.7    6.50%       -       -        -       -        -       -
Total interest              --------           ------           ------           ------
  earning assets ........  $   432.5    6.55%  $218.3    6.88%  $304.7    7.19%  $205.4    7.30%
                            ========           ======           ======           ======

Interest bearing
liabilities

Deposits:
  NOW accounts ..........  $    27.4    0.50%   $15.3    0.50%   $15.3    0.50%    $6.9    0.50%
  Passbooks .............       13.3    0.75%     9.4    0.75%     9.3    0.75%     6.3    0.75%
  Money market ..........      393.2    5.22%     1.3    5.22%     1.3    5.22%     0.5    5.22%
  Certificates ..........      440.8    5.73%   131.6    6.20%    34.3    5.70%    36.9    5.93%

Borrowings
  Fixed rate ............          -       -     75.0    4.70%   315.0    5.76%    50.0    5.28%
  Adjustable rate .......      181.6    5.16%       -       -        -       -        -       -
Total interest              --------           ------           ------           ------
bearing liabilities....     $1,056.3    5.24%  $232.6    5.12%  $375.2    5.41%  $100.6    4.91%
                            ========           ======           ======           ======


                                                                   Fair
                                   Over                           Market
                                Five Years         Total           Value
                          ----------------------------------------------
Interest earning assets                   (Dollars in millions)
Loans:
  Residential ........... $  367.6    7.61%  $  396.1    7.61%  $  398.0
  Commercial ............    305.6    7.95%     589.2    7.89%     591.3
  Consumer ..............     32.3    9.66%     320.5    8.28%     323.6

Mortgage-backed
securities:
  Fixed rate ............     45.7    6.35%     449.8    6.35%     450.5
  Adjustable rate .......     94.0    5.93%     293.8    5.93%     289.3

Debt and equity
securities ..............        -       -      115.9    6.22%     115.8

Other ...................        -       -       39.7    6.50%      39.7
Total interest            --------           --------           --------
  earning assets ........ $  845.2    7.56%  $2,205.0    7.21%  $2,208.2
                          ========           ========           ========


Interest bearing
liabilities

Deposits:
  NOW accounts .......... $   10.0    0.50%$     81.8    0.50%  $   73.6
  Passbooks .............     43.7    0.75%      88.3    0.75%      66.2
  Money market ..........      0.6    5.22%     397.4    5.22%     397.4
  Certificates ..........    167.1    6.55%     854.1    6.00%     858.9

Borrowings
  Fixed rate ............        -       -      490.0    5.59%     471.5
  Adjustable rate .......        -       -      181.6    5.16%     181.6

Total interest            --------           --------           --------
bearing liabilities ..... $ $221.4    5.13%  $2,093.2    5.25%   $2,049.2
                          ========           ========           ========

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On April 20, 2001, the Company announced the declaration of a dividend of $0.10 per share on the Company's common stock for the quarter ended March 31, 2001. The dividend is payable on May 18, 2001 to shareholders of record as of May 10, 2001. This will be the 23rd consecutive cash dividend payment since the Company became publicly-held in June 1993.

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


                               ST. FRANCIS CAPITAL CORPORATION





Dated:   May 15, 2001          By:   /s/ Jon D. Sorenson
      --------------------        ------------------------------------
                                     Jon D. Sorenson
                                     Chief Financial Officer