Form 10-Q
period 2001-06-30
ST FRANCIS CAPITAL CORP
filed 2001-08-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                         Commission File Number 0-21298

                         ST. FRANCIS CAPITAL CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


          WISCONSIN                                        39-1747461
-----------------------------                              ---------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                              Identification No.)



         13400 BISHOPS LANE, SUITE 350, BROOKFIELD, WISCONSIN 53005-6203
         ----------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (262) 787-8700
                        --------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,331,721 at July 31, 2001.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS

                                                                                                                PAGE
                                                                                                                ----

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition......................................................    3

          Consolidated Statements of Income...................................................................    4

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.................    5

          Consolidated Statements of Cash Flows...............................................................    6

          Notes to Unaudited Consolidated Financial Statements................................................    8


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............   19

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................   31

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................................   31

ITEM 2.   Changes In Securities and Use of Proceeds...........................................................   31

ITEM 3.   Defaults Upon Senior Securities.....................................................................   31

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................   31

ITEM 5.   Other Information...................................................................................   31

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................   31


SIGNATURES....................................................................................................   32

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                     June 30,             September 30,
                                                                                       2001                   2000
                                                                                 -----------------     ------------------
                                                                                      (In thousands, except share data)
ASSETS
Cash and due from banks .........................................................    $    41,960           $    33,777
Federal funds sold and overnight deposits .......................................          5,185                   970
                                                                                     -----------           -----------
Cash and cash equivalents .......................................................         47,145                34,747
                                                                                     -----------           -----------
Assets available for sale, at fair value:
    Debt and equity securities ..................................................         46,278               213,848
    Mortgage-backed and related securities ......................................        656,957               777,918
Mortgage loans held for sale, at lower of cost or market ........................         27,029                 8,066
Securities held to maturity, at amortized cost:
    Debt securities (fair value of $522 at September 30, 2000) ..................              -                   510
     Mortgage-backed and related securities (fair values of $93,350
    and $26,479, respectively) ..................................................         92,833                27,088
Loans receivable, net ...........................................................      1,241,507             1,297,302
Federal Home Loan Bank stock, at cost ...........................................         32,170                30,418
Accrued interest receivable .....................................................         10,844                14,171
Foreclosed properties ...........................................................            239                   241
Real estate held for investment .................................................         26,222                27,145
Premises and equipment, net .....................................................         28,715                30,283
Other assets ....................................................................         34,292                31,346
                                                                                     -----------           -----------
Total assets ....................................................................    $ 2,244,231           $ 2,493,083
                                                                                     ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits ........................................................................    $ 1,469,134           $ 1,471,881
Short term borrowings ...........................................................        499,092               758,581
Long term borrowings ............................................................         95,895               106,095
Advances from borrowers for taxes and insurance .................................          7,730                10,667
Accrued interest payable and other liabilities ..................................         18,318                14,936
                                                                                     -----------           -----------
Total liabilities ...............................................................      2,090,169             2,362,160
                                                                                     -----------           -----------

Commitments and contingencies ...................................................              -                     -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued .................................................................              -                     -
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 9,339,421 and 9,437,197 shares, respectively ...................            146                   146
Additional paid-in-capital ......................................................         88,799                88,799
Accumulated other comprehensive loss ............................................         (3,606)              (18,923)
Treasury stock at cost (5,239,819 and 5,142,043 shares, respectively) ...........        (71,402)              (69,498)
Retained earnings, substantially restricted .....................................        140,125               130,399
                                                                                     -----------           -----------
Total shareholders' equity ......................................................        154,062               130,923
                                                                                     -----------           -----------
Total liabilities and shareholders' equity ......................................    $ 2,244,231           $ 2,493,083
                                                                                     ===========           ===========


      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                         Nine months ended                 Three Months Ended
                                                                              June 30,                          June 30,
                                                                   ------------------------------    ------------------------------
                                                                      2001              2000             2001             2000
                                                                   ------------     -------------    -------------    -------------
                                                                                (In thousands, except per share data)
 INTEREST AND DIVIDEND INCOME:
      Loans .......................................................   $  79,234      $  74,455           $  25,217      $  25,849
      Mortgage-backed and related securities ......................      37,274         44,074              11,055         14,428
      Debt and equity securities ..................................       6,866          9,820               1,093          3,257
      Federal funds sold and overnight deposits ...................         143             48                  71             19
      Federal Home Loan Bank stock ................................       1,690          1,701                 521            539
      Trading account securities ..................................           8             42                   -             10
                                                                      ---------      ---------           ---------      ---------
 Total interest and dividend income ...............................     125,215        130,140              37,957         44,102
                                                                      ---------      ---------           ---------      ---------
 INTEREST EXPENSE:
      Deposits ....................................................      53,110         53,302              15,577         18,236
      Advances and other borrowings ...............................      33,021         35,334               8,691         12,460
                                                                      ---------      ---------           ---------      ---------
 Total interest expense ...........................................      86,131         88,636              24,268         30,696
                                                                      ---------      ---------           ---------      ---------
 Net interest income before provision for loan losses .............      39,084         41,504              13,689         13,406
 Provision for loan losses ........................................       4,619          1,506               3,310            506
                                                                      ---------      ---------           ---------      ---------
 Net interest income ..............................................      34,465         39,998              10,379         12,900
                                                                      ---------      ---------           ---------      ---------
 OTHER OPERATING INCOME (EXPENSE), NET:
      Loan servicing and loan related fees ........................       2,567          2,063                 897            859
      Depository fees and service charges .........................       3,905          3,675               1,320          1,298
      Securities gains (losses) ...................................         751             (5)                275             (8)
      Gain on sales of loans ......................................       3,742            721               1,642            363
      Insurance, annuity and brokerage commissions ................         930          1,065                 329            351
      Gain (loss) on foreclosed properties ........................         (16)             1                  (6)           (13)
      Income from real estate held for investment .................       2,259          2,219                 753            721
      Other income ................................................       1,265            746                 689            286
                                                                      ---------      ---------           ---------      ---------
 Total other operating income, net ................................      15,403         10,485               5,899          3,857
                                                                      ---------      ---------           ---------      ---------
 GENERAL AND ADMINISTRATIVE EXPENSES:
      Compensation and other employee benefits ....................      16,327         22,955               5,938          5,479
      Occupancy expenses, including depreciation ..................       3,530          3,368               1,117          1,198
      Furniture and equipment, including depreciation .............       3,174          3,295               1,024          1,173
      Real estate held for investment expenses ....................       2,329          2,339                 800            774
      Other general and administrative expenses ...................       7,498          7,159               2,562          2,541
                                                                      ---------      ---------           ---------      ---------
 Total general and administrative expenses ........................      32,858         39,116              11,441         11,165
                                                                      ---------      ---------           ---------      ---------
 Income before income tax expense and cumulative effect of
     change in accounting principle ...............................      17,010         11,367               4,837          5,592
 Income tax expense ...............................................       4,410          4,221               1,365          1,611
                                                                      ---------      ---------           ---------      ---------
 Income before cumulative effect of change in accounting
     principle ....................................................   $  12,600      $   7,146           $   3,472      $   3,981
Cumulative effect of a change in accounting for derivative
     instruments and hedging activities (net of income taxes
     of $55).......................................................         (84)             -                   -              -

                                                                      ---------      ---------           ---------      ---------
 Net income .......................................................   $  12,516      $   7,146           $   3,472      $   3,981
                                                                      =========      =========           =========      =========

 Basic earnings per share:
     Before cumulative effect of change in accounting principle ...   $    1.34      $    0.72           $    0.37      $    0.40
     Cumulative effect of change in accounting principle ..........       (0.01)             -                   -              -
                                                                      ---------      ---------           ---------      ---------
                                                                      $    1.33      $    0.72           $    0.37      $    0.40
                                                                      =========      =========           =========      =========

 Diluted earnings per share:
     Before cumulative effect of change in accounting principle ...   $    1.31      $    0.71           $    0.36      $    0.40
     Cumulative effect of change in accounting principle ..........       (0.01)             -                   -              -
                                                                      ---------      ---------           ---------      ---------
                                                                      $    1.30      $    0.71           $    0.36      $    0.40
                                                                      =========      =========           =========      =========







      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                                     Income
                                   (Unaudited)

                                                             Shares of
                                                              Common                      Additional     Unearned
                                                               Stock         Common         Paid-In         ESOP
                                                            Outstanding       Stock         Capital     Compensation
                                                           -------------------------------------------------------------
                                                (In thousands, except Shares of Common Stock Outstanding and per share data)
Nine months ended June 30, 2000
Balance at September 30, 1999...............                  10,156,770        $ 146       $ 82,426     $  (2,260)

Net income..................................                           -            -              -             -
Change in unrealized loss on securities
     available for sale.....................                           -            -              -             -
Reclassification adjustment for losses
     realized in net income................                            -            -              -             -
Incomes taxes...............................                           -            -              -             -

Comprehensive loss..........................

Cash dividend - $0.27 per share.............                           -            -              -             -
Purchase of treasury stock..................                    (491,488)           -              -             -
Exercise of stock options, net..............                      49,815            -              -             -
Amortization of unearned compensation.......                           -            -          6,113         2,260
                                                           --------------    ---------    -----------   -----------
Balance at June 30, 2000....................                   9,715,097        $ 146       $ 88,539         $   -
                                                           ==============    =========    ===========   ===========

Nine months ended June 30, 2001
Balance at September 30, 2000...............                   9,437,197        $ 146       $ 88,799         $   -

Net income..................................                           -            -              -             -
Change in unrealized loss on securities
     available for sale.....................                           -            -              -             -
Reclassification adjustment for gains
     realized in net income................                            -            -              -             -
Incomes taxes...............................                           -            -              -             -

Comprehensive income........................

Cash dividend - $0.30 per share.............                           -            -              -             -
Purchase of treasury stock..................                    (113,776)           -              -             -
Exercise of stock options, net..............                      16,000
                                                           --------------    ---------    -----------   -----------
Balance at June 30, 2001....................                   9,339,421        $ 146       $ 88,799         $   -
                                                           ==============    =========    ===========   ===========

                                                             Accumulated
                                                                Other
                                                            Comprehensive
                                               Retained        Income/        Treasury
                                               Earnings        (Loss)          Stock           Total
                                              -----------------------------------------------------------
                                     (In thousands, except Shares of Common Stock Outstanding and per share data)
Nine months ended June 30, 2000
Balance at September 30, 1999...............   $ 123,193       $ (13,057)      $(58,934)      $ 131,514

Net income..................................       7,146                              -           7,146
                                                                       -
Change in unrealized loss on securities
     available for sale.....................           -         (17,629)             -         (17,629)
Reclassification adjustment for losses
     realized in net income................            -               5              -               5
Incomes taxes...............................           -           6,600              -           6,600
                                                                                           ------------
Comprehensive loss..........................                                                     (3,878)

Cash dividend - $0.27 per share.............      (2,715)              -              -          (2,715)
Purchase of treasury stock..................           -               -         (7,113)         (7,113)

Exercise of stock options, net..............        (339)              -            663             324

Amortization of unearned compensation.......           -               -              -           8,373
                                              -----------    -----------     ----------    ------------
Balance at June 30, 2000....................   $ 127,285       $ (24,081)      $(65,384)      $ 126,505
                                              ===========    ===========     ==========    ============

Nine months ended June 30, 2001
Balance at September 30, 2000...............   $ 130,399       $ (18,923)      $(69,498)      $ 130,923

Net income..................................      12,516                              -          12,516
                                                                       -
Change in unrealized loss on securities
     available for sale.....................           -          25,719              -          25,719
Reclassification adjustment for gains
     realized in net income................            -            (751)             -            (751)
Incomes taxes...............................           -          (9,651)             -          (9,651)
                                                                                           ------------
Comprehensive income........................                                                     27,833

Cash dividend - $0.30 per share.............      (2,821)              -              -          (2,821)
Purchase of treasury stock..................           -               -         (2,121)         (2,121)
Exercise of stock options, net..............          31                            217             248
                                              -----------    -----------     ----------    ------------
Balance at June 30, 2001....................   $ 140,125         $(3,606)      $(71,402)      $ 154,062
                                              ===========    ===========     ==========    ============

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                                Nine months ended
                                                                                                    June 30,
                                                                                     ----------------------------------------
                                                                                            2001                 2000
                                                                                     ------------------    ------------------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................................... $    12,516             $     7,146
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses .....................................................       4,619                   1,506
      Depreciation, accretion and amortization ......................................       5,724                   5,387
      Deferred income taxes .........................................................      (5,932)                  3,393
      Securities (gains) losses .....................................................        (751)                      5
      Originations of loans held for sale ...........................................    (320,209)                (81,173)
      Proceeds from sales of loans held for sale ....................................     304,988                  75,487
      ESOP expense ..................................................................         125                   8,373
      Gain on sale of loans .........................................................      (3,742)                   (721)
      Dividends received on Federal Home Loan Bank stock ............................      (1,752)                      -
      Other, net ....................................................................      (7,287)                 (1,118)
                                                                                      -----------             -----------
Net cash provided by (used in) operating activities .................................     (11,701)                 18,285
                                                                                      -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity ....................           -                     300
    Purchases of mortgage-backed and related securities held to maturity ............     (72,533)                      -
    Principal repayments on mortgage-backed and related securities held to maturity..       6,788                  10,347
    Proceeds from sales of mortgage-backed securities available for sale ............      59,451                  19,098
    Principal repayments on mortgage-backed securities available for sale ...........      80,923                  79,162
    Purchase of debt and equity securities available for sale .......................        (261)                      -
    Proceeds from sales of debt and equity securities available for sale ............      30,663                   1,785
    Proceeds from maturities of debt and equity securities available for sale .......     143,232                     426
    Purchases of Federal Home Loan Bank stock .......................................           -                  (2,052)
    Redemption of Federal Home Loan Bank stock ......................................           -                   3,000
    Purchase of loans ...............................................................    (137,518)                (65,638)
    (Increase) decrease in loans, net of loans held for sale ........................     193,313                 (83,487)
    Increase in real estate held for investment .....................................         (93)                   (132)
    Purchases of premises and equipment, net ........................................      (1,036)                   (358)
                                                                                      -----------             -----------

Net cash provided by (used in) investing activities .................................     302,929                 (37,549)
                                                                                      -----------             -----------







      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Cash Flow, cont.
                                   (Unaudited)



                                                                                                Nine months ended
                                                                                                    June 30,
                                                                                     ----------------------------------------
                                                                                            2001                 2000
                                                                                     ------------------    ------------------
                                                                                                  (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits ............................................       (1,510)                 14,878
    Proceeds from advances and other borrowings ....................................      562,096               1,039,552
    Repayments on advances and other borrowings ....................................     (627,823)             (1,082,112)
    Increase (decrease) in securities sold under agreements to repurchase ..........     (203,962)                 62,903
    Decrease in advances from borrowers for taxes and insurance ....................       (2,937)                 (1,295)
    Dividends paid .................................................................       (2,821)                 (2,715)
    Stock option transactions ......................................................          248                     324
    Purchase of treasury stock .....................................................       (2,121)                 (7,113)
                                                                                      -----------             -----------

Net cash provided by (used in) financing activities ................................     (278,830)                 24,422
                                                                                      -----------             -----------

Increase in cash and cash equivalents ..............................................       12,398                   5,158

Cash and cash equivalents:
      Beginning of period ..........................................................       34,747                  32,562
                                                                                      -----------             -----------
      End of period ................................................................  $    47,145             $    37,720
                                                                                      ===========             ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest .....................................................................  $    86,880             $    88,302
      Income taxes .................................................................       14,612                       2

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:
      Mortgage loans securitized as mortgage-backed securities .....................  $     1,432             $     9,821
      Transfer from loans to foreclosed properties .................................          372                     840
      Transfer of mortgage loans to mortgage loans held for sale ...................       62,579                  11,536







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

(2) Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the nine and three month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

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

         The contractual or notional amounts of off-balance sheet financial instruments are as follows:

                                                                              Contractual or Notional Amount(s)
                                                                            June 30,                 September 30,
                                                                              2001                        2000
                                                                        -----------------          ------------------
                                                                                       (In thousands)
             Commitments to extend credit:
                 Fixed-rate loans.....................................      $  20,136                $   4,790
                 Variable-rate loans..................................         20,151                   42,293
             Mortgage loans sold with recourse........................         17,202                   28,148
             Guarantees under IRB issues..............................         37,691                   32,582
             Interest rate swap agreements (notional amount)..........        145,000                  400,000
             Commitments to:
              Purchase mortgage-backed securities.....................         10,000                        -
             Unused and open-ended lines of credit:
               Consumer..............................................         223,277                  199,515
               Commercial.............................................         19,868                   60,408
             Open option contracts written:
               Short-call options.....................................         29,000                        -
             Commitments to fund equity investments...................          2,050                        -


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of June 30, 2001 have interest rates ranging from 6.625% to 8.0%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At June 30, 2001, appraised values of the real estate collateral exceeded the amount of the guarantees.

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

         At June 30, 2001, the Company had $145 million in fixed receive-floating pay agreements with maturity dates ranging from 2005 to 2009 and are all callable from July to December 2001. The agreements have fixed interest rates ranging from 5.85% to 7.13% and variable interest rates ranging from 3.62% to 4.71%.

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

         The open option contracts written represent the notional amounts to buy (short-put options) or sell (short-call options) mortgage backed securities (FNMA) at a future date and specified price. The Company receives a premium/fee for option contracts written which gives the purchaser the right, but not the obligation, to buy or sell mortgage-backed securities within a specified time period for a contracted price. Because these contracts can expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued





(4) Securities

         The Company's securities available for sale and held to maturity at June 30, 2001 were as follows:

                                                                          SECURITIES AVAILABLE FOR SALE
                                                            ----------------------------------------------------------
                                                                              Gross         Gross         Estimated
                                                             Carrying      Unrealized     Unrealized         Fair
                                                               Value          Gains        (Losses)         Value
                                                            ------------   ------------  -------------   -------------
                                                                                 (In thousands)
          DEBT AND EQUITY SECURITIES:
           U. S. Treasury obligations and obligations of
               U.S. Government Agencies................        $ 46,498        $    16       $  (575)       $  45,939
           Marketable equity securities...............              339              -              -             339
                                                            ------------   ------------  -------------   -------------
          TOTAL DEBT AND EQUITY SECURITIES.............        $ 46,837        $    16       $  (575)       $  46,278
                                                            ============   ============  =============   =============

          MORTGAGE-BACKED & RELATED SECURITIES:
           Participation certificates:
             FHLMC.....................................        $    367        $     -       $     -        $     367
             FNMA......................................          28,958              -          (386)          28,572
             Private issue.............................          17,674              -          (709)          16,965
           REMICs:
             FHLMC.....................................         103,890            301        (1,981)         102,210
             FNMA......................................          12,935             84             -           13,019
             Private issue.............................         498,298          1,595        (4,105)         495,788
           CMO residual................................              36              -             -               36
                                                            ------------   ------------  -------------   -------------
          TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES.............................        $662,158        $ 1,980       $(7,181)       $ 656,957
                                                            ============   ============  =============   =============
                                                                           SECURITIES HELD TO MATURITY
                                                            ----------------------------------------------------------
                                                                              Gross         Gross         Estimated
                                                             Carrying      Unrealized     Unrealized         Fair
                                                               Value          Gains        (Losses)         Value
                                                            ------------   ------------  -------------   -------------
                                                                                 (In thousands)
          MORTGAGE-BACKED & RELATED SECURITIES:
           Participation certificates:
             GNMA......................................        $  9,881        $    22       $     -        $  9,903
           REMICs:
             Private issue.............................          82,952            495             -          83,447
                                                            ------------   ------------  -------------   -------------
           TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES............................         $ 92,833        $   517       $     -        $ 93,350
                                                            ============   ============  =============   =============

         During the nine month periods ended June 30, 2001 and 2000, gross proceeds from the sale of securities available for sale totaled approximately $90.1 million and $20.9 million, respectively. The gross realized gains on such sales totaled approximately $593,000 and $41,000 for the nine month periods ended June 30, 2001 and 2000, respectively. The gross realized losses on such sales totaled approximately $50,000 and $53,000 for the nine month periods ended June 30, 2001 and 2000, respectively.

         During the three month periods ended June 30, 2001 and 2000, gross proceeds from the sale of securities available for sale totaled approximately $48.3 million and zero, respectively. The gross realized gains on such sales totaled approximately $226,000 and zero for the three month periods ended June 30, 2001 and 2000, respectively. The gross realized losses on such sales totaled approximately $1,000 and zero for the three month periods ended June 30, 2001 and 2000, respectively.

         At June 30, 2001, $443.5 million of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued









(5)  Loans

         Loans receivable are summarized as follows:

                                                                                      June 30,        September 30,
                                                                                        2001              2000
          -----------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)

First mortgage -- one- to four-family ......................................     $   336,412          $   404,505
First mortgage -- residential construction .................................          68,115               62,260
First mortgage -- multi-family .............................................         107,914              130,002
Commercial real estate .....................................................         355,524              306,778
Home equity ................................................................         211,949              188,349
Commercial and agriculture .................................................         145,151              152,526
Consumer secured by real estate ............................................          73,836               80,881
Interim financing and consumer loans .......................................          16,091               13,307
Indirect auto ..............................................................          19,099               30,722
Education ..................................................................           2,658                1,615
                                                                                 -----------          -----------
    Total gross loans ......................................................       1,336,749            1,370,945
                                                                                 -----------          -----------
Less:
    Loans in process .......................................................          56,076               54,679
    Unearned insurance premiums ............................................             156                  194
    Deferred loan and guarantee costs (fees) ...............................             353                 (359)
    Purchased loan discount ................................................             582                  659
    Allowance for loan losses ..............................................          11,046               10,404
                                                                                 -----------          -----------
    Total deductions .......................................................          68,213               65,577
                                                                                 -----------          -----------
Total loans receivable .....................................................       1,268,536            1,305,368
Less:  First mortgage loans held for sale ..................................          27,029                8,066
                                                                                 -----------          -----------
Loans receivable, net ......................................................     $ 1,241,507          $ 1,297,302
                                                                                 ===========          ===========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued




(6) Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:

                                                                      Nine months ended             Three months ended
                                                                          June 30,                       June 30,
                                                                -----------------------------  -----------------------------
                                                                      2001            2000           2001            2000
                                                                -------------  --------------  -------------  --------------
                                                                                      (In thousands)

          Beginning Balance..................................       $ 10,404         $ 9,356       $ 11,379        $ 10,102
          Charge-offs:
            Real estate - mortgage...........................            (27)           (124)             -             (50)
            Commercial loans.................................         (3,638)           (831)        (3,514)           (831)
            Home equity loans................................            (95)           (102)           (25)            (15)
            Consumer.........................................           (264)           (316)          (129)           (146)
                                                                -------------  --------------  -------------  --------------
          Total charge-offs..................................         (4,024)         (1,373)        (3,668)         (1,042)
                                                                -------------  --------------  -------------  --------------
          Recoveries:
            Real estate - mortgage...........................              -              31              -               -
            Commercial loans.................................             10               -              2               -
            Home equity loans................................             12              10             12               -
            Consumer.........................................             25              49             11              13
                                                                -------------- -------------  --------------  -------------
          Total recoveries...................................             47              90             25              13
                                                                -------------- -------------- -------------   -------------
          Net charge-offs....................................         (3,977)         (1,283)        (3,643)         (1,029)
                                                                -------------  --------------  -------------  --------------

          Provision..........................................          4,619           1,506          3,310             506
                                                                -------------  --------------  -------------  --------------
          Ending balance.....................................       $ 11,046         $ 9,579       $ 11,046        $  9,579
                                                                =============  ==============  =============  ==============


(7) Earnings Per Share


         Basic earnings per share of common stock for the nine and three month periods ended June 30, 2001 and 2000, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the nine and three month periods ended June 30, 2001 and 2000, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at June 30, 2001 and September 30, 2000, has been determined by dividing total shareholders' equity by the number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive. Total shares outstanding for the nine and three month periods ended June 30, 2000 for earnings per share calculation purposes have been reduced by the Employee Stock Ownership Plan ("ESOP") shares that had not been released. The Company incurred an additional expense in the nine and three month periods ended June 30, 2000 related to the voluntary acceleration of loan principal owed to the Company's ESOP, which accounted for a charge to diluted earnings per share of approximately $0.63 and $0.06, respectively.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued




         The computation of earnings per common share is as follows:

                                                                             Nine months ended             Three months ended
                                                                                  June 30,                       June 30,
                                                                        ----------------------------   ----------------------------
                                                                            2001           2000            2001           2000
                                                                        -------------  -------------   -------------  -------------
Income before cumulative effect of change in
    accounting principle .............................................. $ 12,600,000    $  7,146,000   $  3,472,000   $  3,981,000
Cumulative effect of change in accounting principle ...................      (84,000)              -              -              -
                                                                        ------------   ------------    ------------   ------------
Net income for the period ............................................. $ 12,516,000    $  7,146,000   $  3,472,000   $  3,981,000
                                                                        ============    ============   ============   ============

Common shares issued ..................................................   14,579,240      14,579,240     14,579,240     14,579,240
Weighted average treasury shares ......................................    5,178,408       4,537,722      5,192,235      4,708,281
Weighted average unallocated ESOP shares ..............................            -         161,341              -         36,431
                                                                        ------------    ------------   ------------   ------------

Weighted average common shares
    outstanding during the period .....................................    9,400,832       9,880,177      9,387,005      9,834,528
Effect of dilutive stock options outstanding ..........................      205,427         187,894        372,259         82,849
                                                                        ------------    ------------   ------------   ------------
Diluted weighted average common shares
    Outstanding during the period .....................................    9,606,259      10,068,071      9,759,264      9,917,377
                                                                        ============    ============   ============   ============

Basic earnings per share:
    Before cumulative effect of change in accounting principle ........ $       1.34    $       0.72   $       0.37   $       0.40

    Cumulative effect of change in accounting principle ...............        (0.01)              -              -              -
                                                                        ------------    ------------   ------------   ------------
                                                                        $       1.33    $       0.72   $       0.37   $       0.40
                                                                        ============    ============   ============   ============
Diluted earnings per share:
    Before cumulative effect of change in accounting principle ........ $       1.31    $       0.71   $       0.36   $       0.40
    Cumulative effect of change in accounting principle ...............        (0.01)              -              -              -
                                                                        ------------    ------------   ------------   ------------
                                                                        $       1.30    $       0.71   $       0.36   $       0.40
                                                                        ============    ============   ============   ============


The computation of book value per common share is as follows:

                                                                                  June 30,           September 30,
                                                                                    2001                  2000
                                                                             -------------------   -------------------

Common shares outstanding at the end of the period ..........................     9,339,421             9,437,197
Incremental shares relating to dilutive stock
   options outstanding at the end of the period .............................       460,801               136,313
                                                                               ------------          ------------
                                                                                  9,800,222             9,573,510
                                                                               ============          ============

Total shareholders' equity at the end of the period .........................  $154,062,000          $130,923,000

Book value per common share .................................................  $      15.72          $      13.68

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

         At June 30, 2001, 39,450 shares were reserved for future grants. Further information concerning the options is as follows:


                                                                                        Nine months ended June 30,
                                                                  ------------------------------------------------------------------
                                                                                2001                               2000
                                                                  ------------------------------------------------------------------
                                                                                    Weighted                           Weighted
                                                                                     Average                           Average
                                                                     Options     Exercise Price      Options        Exercise Price
                                                                  ------------------------------------------------------------------
            Outstanding at beginning of period ...............     1,700,148       $       15.78     1,565,682        $       15.70
            Granted ..........................................        10,000               21.75       189,548                14.09
            Canceled .........................................       (44,650)              18.48        (4,800)               18.88
            Exercised ........................................       (16,000)              15.59       (50,282)                6.62
                                                                  ----------       -------------    ----------        -------------
            Outstanding at end of period .....................     1,649,498       $       15.75     1,700,148        $       15.78
                                                                  ==========       =============    ==========        =============

            Options exercisable ..............................       867,894       $5.00 - 22.00       746,785        $5.00 - 21.31
                                                                  ==========       =============    ==========        =============

(9)  Income Taxes

         Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:


                                                                         Nine months ended              Three months ended
                                                                              June 30,                       June 30,
                                                                    ----------------------------   ----------------------------
                                                                        2001           2000           2001            2000
                                                                    -------------  -------------   ------------   -------------
                                                                                          (In thousands)
          Federal income tax expense at statutory rate of 35%....   $       5,954  $       3,979   $      1,742   $       1,958
          State income taxes, net of Federal income tax benefit..              74             33             10              23
          Tax exempt interest....................................             (70)           (90)           (21)            (28)
          Non-deductible compensation............................              --          2,070              -             224
          Acquisition intangible amortization....................             171            161             57              54
          Affordable housing credits.............................         (1,956)         (1,957)          (652)           (663)
          Other, net.............................................             237             25            229              43
                                                                    -------------  -------------   ------------   -------------
                                                                    $       4,410  $       4,221   $      1,365   $       1,611
                                                                    =============  =============   ============   =============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



(10) Derivative and Hedging Activities

         Effective October 1, 2000, the Company adopted Financial Accounting Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new rules for the recognition and measurement of derivatives and hedging activities. The Company utilizes derivative hedging instruments in the course of its asset/liability management. The hedging instruments primarily used by the Company are interest rate swap agreements which are used to convert fixed-rate payments or receipts to variable-rate payments or receipts and thus hedge the Company's fair market value of the item being hedged. The items being hedged generally expose the Company to variability in fair value in rising or declining interest rate environments. In converting the fixed payment or receipt to a variable payment or receipt, the interest rate swaps effectively reduce the variability of the fair market value of the items being hedged.

         The Company utilizes interest rate swaps to hedge the fair value of brokered certificates of deposit ("CD's"). Hedges on brokered CD's account for the large majority of the Company's hedging activity, with hedges on other items being relatively nominal. The interest rate swaps that hedge brokered CD's are matched with the CD as to final maturity, interest payment dates and call features. The interest rate swaps are a floating pay-fixed receive instrument and as such, they convert the fixed rate payment on the brokered CD's to a floating rate and thus hedge the fair value of the brokered CD's from changes in interest rates.

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

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. As required under SFAS No. 142, the Company will discontinue the amortization of goodwill with an expected net carrying value of $13.4 million at October 1, 2001 and annual amortization of $1.2 million that resulted from business combinations prior to the adoption of SFAS No.
         141. However, the Company continues to evaluate the additional effect, if any, that adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued




---------------------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENTS                                         Retail      Commercial     Mortgage                      Total
                                                          Banking       Banking      Banking     Investments      Segments
---------------------------------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
NINE MONTHS ENDED JUNE 30, 2001
Net interest income ..............................     $    16,630   $    11,071   $     5,805   $     2,623    $    36,129
Provision for loan losses ........................             664         3,584           371            --          4,619
Other operating income ...........................           5,478           817         4,037           616         10,947
General and administrative expenses ..............          16,087         2,179         3,072           745         22,083
Income taxes .....................................           1,587         2,556         1,902           739          6,784
                                                       --------------------------------------------------------------------
Segment profit ...................................     $     3,769   $     3,570   $     4,498   $     1,755    $    13,591
                                                       ====================================================================

Segment average assets ...........................     $   321,534   $   597,942   $   408,333   $   974,703    $ 2,302,512
                                                       ====================================================================

NINE MONTHS ENDED JUNE 30, 2000
Net interest income ..............................     $    18,240   $    10,732   $     5,347   $     5,245    $    39,563
Provision for loan losses ........................             592           710           204            --          1,506
Other operating income ...........................           5,318           743         1,235            (8)         7,288
General and administrative expenses ..............          15,816         2,122         2,762           577         21,277
Income taxes .....................................           2,706         3,271         1,371         1,764          9,111
                                                       --------------------------------------------------------------------
Segment profit ...................................     $     4,444   $     5,372   $     2,245   $     2,896    $    14,957
                                                       ====================================================================

Segment average assets ...........................     $   311,857   $   542,206   $   391,795   $ 1,168,711    $ 2,414,569
                                                       ====================================================================

THREE MONTHS ENDED JUNE 30, 2001
Net interest income ..............................     $     4,864   $     4,101   $     2,144   $       954    $    12,064
Provision for loan losses ........................             221         2,961           127            --          3,310
Other operating income ...........................           1,892           231         1,617           275          4,015
General and administrative expenses ..............           5,408           767         1,258           252          7,685
Income taxes .....................................             438         1,055           806           327          2,625
                                                       --------------------------------------------------------------------
Segment profit ...................................     $       689   $      (451)  $     1,570   $       651    $     2,458
                                                       ====================================================================

Segment average assets ...........................     $   322,620   $   604,658   $   372,429   $   876,145    $ 2,175,852
                                                       ====================================================================

THREE MONTHS ENDED JUNE 30, 2000
Net interest income ..............................     $     6,261   $     3,540   $     1,784   $     1,319    $    12,904
Provision for loan losses ........................             197           237            72            --            506
Other operating income ...........................           1,845           369           429            --          2,643
General and administrative expenses ..............           5,228           599           867           188          6,882
Income taxes .....................................           1,026         1,178           491           438          3,133
                                                       --------------------------------------------------------------------
Segment profit ...................................     $     1,654   $     1,895   $       783   $       694    $     5,026
                                                       ====================================================================

Segment average assets ...........................     $   311,821   $   556,872   $   411,021   $ 1,134,869    $ 2,414,583
                                                       ====================================================================

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS


                                                                        Nine months ended June 30,      Three months ended June 30,
                                                                           2001           2000             2001            2000
                                                                       -----------------------------------------------------------
                                                                                              (In thousands)
  NET INTEREST INCOME AND OTHER OPERATING INCOME
  Total for segments ...............................................   $    47,076     $    46,851     $    16,078     $    15,546
  Unallocated transfer pricing credit (primarily on capital) .......         5,492           3,978           2,368           1,291
  Income from affordable housing subsidiary ........................         2,259           2,219             753             721
  Holding company interest expense .................................        (1,855)         (1,295)           (504)           (549)
  Elimination of intercompany interest income ......................        (1,132)           (824)           (581)           (266)
  Other ............................................................         2,647           1,060           1,474             520
                                                                       -----------------------------------------------------------
  Consolidated total revenue .......................................   $    54,487     $    51,989     $    19,588     $    17,263
                                                                       ===========================================================

  PROFIT
  Total for segments ...............................................   $    13,591     $    14,957     $     2,458     $     5,026
  Unallocated transfer pricing credit (primarily on capital) .......         3,295           2,387           1,421             775
  Unallocated administrative and centralized support costs (a) .....        (4,066)         (4,447)         (1,364)         (1,419)
  Holding company net loss .........................................        (1,543)           (992)           (432)           (370)
  Elimination of intercompany interest income ......................          (679)           (494)           (349)           (159)
  Affordable housing tax credits ...................................         1,956           1,957             652             663
  Additional ESOP expense not allocated to segments ................            --          (6,317)             --            (603)
  Other ............................................................           (38)             95           1,086              69
                                                                       -----------------------------------------------------------
  Consolidated net income ..........................................   $    12,516     $     7,146     $     3,472     $     3,981
                                                                       ===========================================================

  AVERAGE ASSETS
  Total for segments ...............................................   $ 2,302,512     $ 2,414,569     $ 2,175,852     $ 2,414,583
  Elimination of intercompany loans ................................       (13,338)        (13,388)        (13,362)        (13,388)
  Other assets not allocated .......................................       113,618         105,844         132,254          89,696
                                                                       -----------------------------------------------------------
  Consolidated average assets ......................................   $ 2,402,792     $ 2,507,025     $ 2,294,744     $ 2,490,891
                                                                       ===========================================================

--------------------------

(a) After-tax effect of $6.8 million and $7.4 million of general and administrative expenses for the nine month periods ended June 30, 2001 and 2000, respectively. After-tax effect of $2.3 million and $2.3 million of general and administrative expenses for the three month periods ended June 30, 2001 and 2000, respectively.

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

FINANCIAL CONDITION

The Company's total assets decreased $249 million to $2.24 billion at June 30, 2001 from $2.49 billion at September 30, 2000. The primary reason for the decrease is the continuing restructuring of the balance sheet as the Company continues to reduce the size of its mortgage-backed securities and investment securities portfolios. Due to a combination of year-to-date earnings and improvement in the Company's unrealized market value on its' available for sale securities portfolio, total capital increased to $154.1 million at June 30, 2001 compared with $130.9 million at September 30, 2000. The Company's ratio of shareholders' equity to total assets was 6.86% at June 30, 2001, compared to 5.25% at September 30, 2000. The Company's fully dilutive book value per share was $15.72 at June 30, 2001, compared to $13.68 at September 30, 2000.

The restructuring of the balance sheet continues to be one of the strategic initiatives of the Company. As has been the case over the past eight quarters, the Company continues to reduce the size of its mortgage-backed securities and investment securities portfolios as repayments, scheduled maturities and sales occur. Funds received from these repayments, maturities and sales have been and are expected to be used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. This restructuring is part of a long-range plan to make the Company's balance sheet composition more representative of "community banks" with a greater percentage of assets in the loan portfolio as opposed to investments. Management anticipates that this restructuring should improve the Company's margins due to the generally higher interest rates on loans.

Loans receivable, including mortgage loans held for sale, decreased $36.8 million to $1.27 billion at June 30, 2001 from $1.31 billion at September 30, 2000. During the nine month period ended June 30, 2001, one- to four-family mortgage loans decreased $62.2 million and multi-family mortgage loans decreased $22.1 million, offset by an increase of $48.7 million in commercial real estate loans and $23.6 million in home equity loans. The Company's one- to four-family mortgage loan portfolio has a significant level of adjustable rate loans and during periods of declining interest rates, the customers convert adjustable rate loans to fixed rate loans. However, fixed rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet.

The Company originated approximately $512.7 million in loans for the nine month period ended June 30, 2001, as compared to $425.8 million for the same period in the prior year. Of the $512.7 million in loans originated, $41.2 million were commercial loans, $7.8 million were multi-family loans, $81.5 million were commercial real estate loans, $222.6 million were first mortgage loans, $116.7 million were home equity loans, and $42.9 million were consumer and interim financing loans. For the nine month period ended June 30, 2001, the Company purchased $137.5 million of one- to four-family loans, as compared to $65.6 million for the same period in the prior year. The increase in loans purchased during the current year is primarily due to the Company's mortgage banking operation in Illinois. For the nine month period ended June 30, 2001, the Company sold $301.2 million of one- to four-family loans, as compared to $74.8 million for the same period in the prior year. During periods of declining interest rates, the Company originates more fixed rate loans, which are generally sold into the secondary market.

Mortgage-backed and related securities, including securities available for sale, decreased $55.2 million to $749.8 million at June 30, 2001 from $805.0 million at September 30, 2000. Debt and equity securities decreased $168.1 million to $46.3 million at June 30, 2001 from $214.4 million at September 30, 2000. These decreases were due to scheduled maturities, accelerated repayments and sales during the current year. The decrease in mortgage backed securities was partially offset by purchases of $72.5 million during the three month period ended June 30, 2001. As noted above, in connection with the balance sheet restructuring program, in fiscal

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


2000, the Company began reducing the size of its mortgage-backed securities and investment securities portfolios which management anticipates will continue to be an ongoing strategic initiative of the Company in fiscal 2001. As part of this effort, the Company has reduced the size of the mortgage-backed securities and investment securities portfolios and used the funds generated from the repayment of principal to grow and diversify the Company's loan portfolio, to reduce the size of the Company's wholesale debt and as an additional source of liquidity.

Deposits decreased $2.7 million to $1.469 billion at June 30, 2001 from $1.472 billion at September 30, 2000. The decrease in deposits was due primarily to decreases of $88.1 million in brokered certificates of deposit partially offset by increases of $80.6 million in money market demand account deposits as well as slight increases in other types of deposit products. At June 30, 2001, the Company had approximately $258.7 million in brokered certificates of deposit compared with $341.3 million at September 30, 2000. The brokered deposits generally consist of terms from three months to ten years and include certificates that are callable at the option of the Company. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings decreased by $269.7 million to $595.0 million at June 30, 2001 from $864.7 million at September 30, 2000. Short term borrowings decreased $259.5 million to $499.1 million at June 30, 2001, compared to $758.6 million at September 30, 2000. At June 30, 2001, $420.0 million of the short term borrowings were callable FHLB advances with maturities from four to ten years and are callable by the FHLB during the next fiscal year and quarterly thereafter. Long term borrowings decreased $10.2 million to $95.9 million at June 30, 2001, compared to $106.1 million at September 30, 2000. As noted above, in connection with the balance sheet restructuring program, the Company has used funds generated from the reduction in the size of the mortgage-backed securities and investments securities portfolios to reduce the Company's wholesale debt. At June 30, 2001, the Company had an additional borrowing capacity of $227.6 million available from the FHLB.

At June 30, 2001, the Company had $145.0 million in interest rate swaps outstanding compared with $400.0 million at September 30, 2000. The swaps are designed to offset the changing interest payments of some of the Company's brokered certificates. Fixed receive-floating pay swaps totaled $145.0 million at June 30, 2001 and were entered into to hedge interest rates on fixed rate certificates of deposits. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the nine month period ended June 30, 2001, the Company recorded a net reduction of interest expense of $1.0 million as a result of the Company's interest rate swap agreements compared with a net reduction of $1.9 million for the nine month period ended June 30, 2000.

RESULTS OF OPERATIONS

NET INCOME. Net income for the nine month period ended June 30, 2001 increased to $12.5 million compared with $7.1 million for the nine month period ended June 30, 2000. Net income for the three month period ended June 30, 2001 decreased to $3.5 million compared with $4.0 million for the three month period ended June 30, 2000. The results for the current years' nine and three month periods included an after-tax effect of $1.5 million on a specific provision for loan losses related to a commercial credit. (See "Provision for Loan Losses" and "Asset Quality"). The results for the prior years' nine and three month periods included an after-tax effect of $6.3 million and $603,000, respectively, due to the voluntary acceleration of loan principal repayment to the Company's Employee Stock Ownership Plan ("ESOP"). The ESOP loan was repaid in full in the prior fiscal year, and the ongoing expense was eliminated. The nine month period ended June 30, 2001 included a reduction in net income of $84,000 for the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities." Net income for the nine and three month periods ended June 30, 2001 increased primarily due to the ESOP expense in the prior period and due to increases in other operating income offset by a decrease in net interest income.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



The following table shows the return on average assets and return on average equity ratios for each period:


                                                     Nine months ended                  Three months ended
                                                         June 30,                            June 30,
                                                --------------------------         -------------------------
                                                  2001              2000             2001             2000
                                                --------          --------         --------         --------
 Return on average assets..................       0.70%            0.38%              0.61%           0.64%

 Return on average equity..................      11.46%            7.45%              9.03%          12.80%

NET INTEREST INCOME. Net interest income before provision for loan losses decreased $2.4 million or 5.8% and increased $283,000 or 2.1% for the nine and three month periods ended June 30, 2001, respectively, compared to the same periods in the prior year. The decrease in net interest income for the nine month period ended June 30, 2001 was due to a decrease in the net interest margin and to a decrease in average earning assets. The slight increase in net interest income for the three month period ended June 30, 2001 was due to an increase in the net interest margin, partially offset by a decrease in average earning assets. The net interest margin declined to 2.27% for the nine month period ended June 30, 2001 compared with 2.30% in the prior year. The net interest margin increased to 2.52% for the three month period ended June 30, 2001 compared with 2.24% in the same period in the prior year. In addition, average earning assets decreased $106.4 million and $222.4 million, respectively, for the nine and three month periods ended June 30, 2001. The decrease in average earning assets is largely the result of the Company's restructuring effort to reduce the amount of mortgage-backed and investment securities. The change in market interest rates over the last two fiscal years resulted in the Company's net interest margin decreasing to its lowest point during the three month period ended December 31, 2000. However, since that time, the Company's net interest margin has improved over successive quarters as market interest rates have declined.

The recent decline in market interest rates is expected to continue to positively impact the Company's net interest margin over the course of the fiscal year. While decreases in market rates have a delayed effect on the Company's net interest margin (as it takes time for assets and liabilities to reprice), management currently anticipates that the Company's net interest income will improve over the remainder of the fiscal year, subject to increases or decreases in total net earning assets.

Total interest income decreased $4.9 million or 3.8% to $125.2 million for the nine month period ended June 30, 2001 compared to $130.1 million at June 30, 2000, and decreased $6.1 million or 13.9% to $38.0 million for the three month period ended June 30, 2001, compared to $44.1 million for the three month period ended June 30, 2000. The change in interest income was primarily the result of increases in interest on loans partially offset by decreases in interest on mortgage-backed and related securities and debt and equity securities. The increase in interest income on loans was the result of an increase in the average balance of loans to $1.32 billion from $1.23 billion for the nine month periods ended June 30, 2001 and 2000, respectively, partially offset by a decrease in the average yield on loans to 8.01% from 8.06% for the same periods. The slight decrease in interest income on loans for the three month period ended June 30, 2001 compared with the three month period ended June 30, 2000 was the result of a decrease in the average yield on loans to 7.78% from 8.19%, respectively, partially offset by an increase in the average balance of loans to $1.30 billion from $1.27 billion for the same periods.

The decrease in interest income on mortgage-backed and related securities was due to a decrease in the average balance of such securities to $790.4 million and $769.2 million for the nine and three month periods ended June 30, 2001, respectively, as compared to $916.6 million and $882.0 million for the same periods in the prior year. The average yield on mortgage-backed and related securities decreased to 6.30% and 5.76% for the nine and three month periods ended June 30, 2001, respectively, as compared to 6.42% and 6.58% for the same periods in the prior year. The decrease in interest income on debt and equity securities was the result of a decrease in the average balance of such securities to $151.2 million from $222.9 million for the nine month periods ended June 30, 2001 and 2000, respectively, partially offset by an increase in the average yield on such securities to 6.07% from 5.89% for the same periods. The decrease in interest income on debt and equity securities for the three month period ended June 30, 2001 compared with the three month period ended June 30, 2000 was due to a decrease in the average balance of such securities to $75.1 million from $220.9 million, in conjunction with a decrease in the average yield on such securities to 5.84% from 5.93% for the same periods. See "Financial Condition" for a further discussion of the Company's balance sheet restructuring activities.

Total interest expense decreased $2.5 million or 2.8% to $86.1 million for the nine month period ended June 30, 2001, compared to $88.6 million for the nine month period ended June 30, 2000. For the three month period ended June 30, 2001, total interest expense decreased $6.4 million or 20.9% to $24.3 million compared to $30.7 million for the three month period ended June 30, 2000. The change in interest expense for the nine month period ended June 30, 2001 compared with the nine month period ended

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



June 30, 2000 was the result of decreases in the average balances partially offset by increases in the cost of deposits and advances and other borrowings. The average balances of deposits for the nine month period ended June 30, 2001 as compared to the nine month period ended June 30, 2000 decreased to $1.41 billion from $1.44 billion, partially offset by an increase in the cost of deposits to 5.03% from 4.93% for the same periods. The average balances of deposits for the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000 decreased to $1.41 billion from $1.42 billion, in conjunction with a decrease in the cost of deposits to 4.43% from 5.15% for the same periods. See "Financial Condition" for a further discussion of the Company's deposit base. The average balances of advances and other borrowings for the nine month period ended June 30, 2001, as compared to the nine month period ended June 30, 2000 decreased to $745.3 million from $843.5 million, partially offset by an increase in the cost of advances and other borrowings to 5.92% from 5.59% for the same periods. The average balances of advances and other borrowings for the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000 decreased to $627.2 million from $852.8 million, in conjunction with a decrease in the cost of advances and other borrowings to 5.56% from 5.87% for the same periods. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the nine and three month periods ended June 30, 2001 and 2000, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the table.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



                                                                                    NINE MONTHS ENDED JUNE 30,
                                                            ------------------------------------------------------------------------
                                                                       2001                                     2000
                                                            ------------------------------------------------------------------------
                                                                                       AVERAGE                               AVERAGE
                                                              AVERAGE                   YIELD/      AVERAGE                   YIELD/
                                                              BALANCE       INTEREST     COST       BALANCE      INTEREST      COST
                                                           ------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
 ASSETS
 Federal funds sold and overnight deposits ................ $     3,841   $       143     4.98%    $    1,250   $        48    5.13%

 Trading account securities ...............................         131             8     8.16            641            42    8.75
 Debt and equity securities ...............................     151,249         6,866     6.07        222,858         9,820    5.89
 Mortgage-backed and related securities ...................     790,434        37,274     6.30        916,553        44,074    6.42
 Loans:
   First mortgage .........................................     848,111        49,727     7.84        794,877        46,306    7.78
   Home equity ............................................     201,358        12,952     8.60        168,660        11,110    8.80
   Consumer ...............................................     119,687         7,778     8.69        143,192         9,000    8.40
   Commercial and agricultural ............................     153,537         8,777     7.64        127,031         8,039    8.45
                                                            -----------   -----------              ----------   -----------
       Total loans ........................................   1,322,693        79,234     8.01      1,233,760        74,455    8.06
 Federal Home Loan Bank stock .............................      31,577         1,690     7.16         31,287         1,701    7.26
                                                            -----------   -----------              ----------   -----------
       Total earning assets ...............................   2,299,925       125,215     7.28      2,406,349       130,140    7.22
                                                                          -----------                           -----------
 Valuation allowances .....................................     (25,085)                              (41,620)
 Cash and due from banks ..................................      28,144                                33,159
 Other assets .............................................      99,808                               109,137
                                                            -----------                            ----------
       Total assets ....................................... $ 2,402,792                            $2,507,025
                                                            ===========                            ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts ........................................... $    78,996           358     0.61     $   76,844           386    0.67
   Money market demand accounts ...........................     392,280        13,494     4.60        362,158        12,475    4.60
   Passbook ...............................................      87,838         1,205     1.83        105,623         1,732    2.19
   Certificates of deposit ................................     852,209        38,053     5.97        898,916        38,709    5.75
                                                            -----------   -----------              ----------   -----------
Total interest-bearing deposits ...........................   1,411,323        53,110     5.03      1,443,541        53,302    4.93
Advances and other borrowings .............................     745,342        33,010     5.92        843,489        35,322    5.59
Advances from borrowers for taxes and insurance ...........       6,169            11     0.24          5,550            12    0.29
                                                            -----------   -----------              ----------   -----------
       Total interest-bearing liabilities .................   2,162,834        86,131     5.32      2,292,580        88,636    5.16
Non interest-bearing deposits .............................      75,843                                73,504
Other liabilities .........................................      18,130                                12,748
Shareholders' equity ......................................     145,985                               128,193
                                                            -----------                            ----------
Total liabilities and shareholders' equity ................ $ 2,402,792                            $2,507,025
                                                            ===========                            ==========
Net interest income .......................................               $    39,084                           $    41,504
                                                                          ===========                           ===========

Net yield on interest-earning assets ......................                               2.27                                 2.30
Interest rate spread ......................................                               1.95                                 2.06
Ratio of earning assets to interest-bearing liabilities ...                             106.34                               104.96




                                                                                   THREE MONTHS ENDED JUNE 30,
                                                            ------------------------------------------------------------------------
                                                                       2001                                     2000
                                                            ------------------------------------------------------------------------
                                                                                       AVERAGE                               AVERAGE
                                                              AVERAGE                   YIELD/      AVERAGE                   YIELD/
                                                              BALANCE       INTEREST     COST       BALANCE      INTEREST      COST
                                                           ------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
 ASSETS
 Federal funds sold and overnight deposits ................ $     6,537   $        71     4.36%    $    1,342   $        19    5.69%
 Trading account securities ...............................           1            --       --            541            10    7.43
 Debt and equity securities ...............................      75,107         1,093     5.84        220,872         3,257    5.93
 Mortgage-backed and related securities ...................     769,210        11,055     5.76        881,993        14,428    6.58
 Loans:
   First mortgage .........................................     825,179        15,930     7.74        826,153        16,140    7.86
   Home equity ............................................     208,266         4,091     7.88        174,698         3,981    9.17
   Consumer ...............................................     113,985         2,475     8.71        137,136         2,894    8.49
   Commercial and agricultural ............................     151,801         2,721     7.19        131,999         2,834    8.64
                                                            -----------   -----------              ----------   -----------
       Total loans ........................................   1,299,231        25,217     7.78      1,269,986        25,849    8.19
 Federal Home Loan Bank stock .............................      32,153           521     6.50         29,855           539    7.26
                                                            -----------   -----------              ----------   -----------
       Total earning assets ...............................   2,182,239        37,957     6.98      2,404,589        44,102    7.38
                                                                          -----------                           -----------
 Valuation allowances .....................................     (17,309)                              (49,808)
 Cash and due from banks ..................................      28,988                                28,413
 Other assets .............................................     100,826                               107,697
                                                            -----------                            ----------
       Total assets ....................................... $ 2,294,744                            $2,490,891
                                                            ===========                            ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts ........................................... $    80,574           120     0.60     $   77,744           127    0.66
   Money market demand accounts ...........................     420,512         4,083     3.89        363,178         4,423    4.90
   Passbook ...............................................      88,678           363     1.64        100,211           543    2.18
   Certificates of deposit ................................     819,651        11,011     5.39        882,196        13,143    5.99
                                                            -----------   -----------              ----------   -----------
Total interest-bearing deposits ...........................   1,409,415        15,577     4.43      1,423,329        18,236    5.15
Advances and other borrowings .............................     627,182         8,687     5.56        852,813        12,456    5.87
Advances from borrowers for taxes and insurance ...........       6,213             4     0.26          5,968             4    0.27
                                                            -----------   -----------              ----------   -----------
       Total interest-bearing liabilities .................   2,042,810        24,268     4.76      2,282,110        30,696    5.41
Non interest-bearing deposits .............................      79,541                                73,374
Other liabilities .........................................      18,186                                10,302
Shareholders' equity ......................................     154,207                               125,105
                                                            -----------                            ----------
Total liabilities and shareholders' equity ................ $ 2,294,744                            $2,490,891
                                                            ===========                            ==========
Net interest income .......................................               $    13,689                           $    13,406
                                                                          ===========                           ===========
Net yield on interest-earning assets ......................                               2.52                                 2.24
Interest rate spread ......................................                               2.21                                 1.97
Ratio of earning assets to interest-bearing liabilities ...                             106.83                               105.37

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                                                      Nine months ended                  Three months ended
                                                                           June 30,                            June 30,
                                                                 ---------------------------           ---------------------------
                                                                   2001               2000               2001               2000
                                                                 --------           --------           --------           --------
                                                                                      (Dollars in thousands)
 Beginning balance .....................................         $ 10,404           $  9,356           $ 11,379           $ 10,102
 Provision for loan losses .............................            4,619              1,506              3,310                506
 Recoveries ............................................               47                 90                 25                 13
 Charge-offs ...........................................           (4,024)            (1,373)            (3,668)            (1,042)
                                                                 --------           --------           --------           --------
 Ending balance ........................................         $ 11,046           $  9,579           $ 11,046           $  9,579
                                                                 ========           ========           ========           ========

 Ratio of allowance for loan losses to
      gross loans receivable at the end
      of the period ....................................             0.83%              0.71%              0.83%              0.71%

 Ratio of allowance for loan losses to
      total non-performing loans at the
      end of the period ................................           110.77%            368.99%            110.77%            368.99%

 Ratio of net charge-offs to average
      gross loans (annualized) .........................             0.40%              0.14%              1.13%              0.33%

Management believes that the allowance for loan losses is adequate to provide for probable losses as of June 30, 2001, based upon its current evaluation of loan delinquencies, non-performing loans, charge-off trends, loan portfolio composition, economic conditions and other factors. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an accurate provision for loan losses. However, no assurance can be given that the Company will not, in future periods, sustain losses that are sizable in relation to amounts reserved, or that subsequent evaluations of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of regulators, will not require significant increases in the allowance for loan losses.

For the nine and three month periods ended June 30, 2001, the provision for loan losses was $4.6 million and $3.3 million, respectively, compared to $1.5 million and $506,000 for the same periods in the prior year. During the three month period ended June 30, 2001, the Company recorded a specific loan loss provision of $2.5 million related to a commercial credit that has been in non-performing status since September 2000. After consideration of specific reserves already established for the loan, the Company felt the provision was appropriate given the current known status of the credit. At June 30, 2001, the commercial loan credit had a balance of $5.4 million and had associated impairment reserves of approximately $543,000. During the three month period ended June 30, 2001, the balance of the commercial loan credit was reduced by a $3.5 million charge-off and by the receipt of $1.0 million in payments. (For further information regarding this particular commercial credit, see "Asset Quality"). The Company's loan portfolio is increasingly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios, which are generally presumed to have more risk than single-family mortgage loans. Charge-offs for the nine and three month periods ended June 30, 2001 were $4.0 and $3.7, respectively, compared to $1.4 million and $1.0 million for the nine and three month periods ended June 30, 2000. The increase in charge-offs in the current fiscal year is due to a $3.5 million charge-off on the aforementioned commercial credit. At June 30, 2001, the decrease in the ratio of the allowance for loan losses to total non-performing loans is due to the increase in non-performing loans. (See "Asset Quality").

OTHER OPERATING INCOME. Other operating income increased by $4.9 million to $15.4 million and $2.0 million to $5.9 million for the nine and three month periods ended June 30, 2001, respectively, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



                                                      Nine months ended                  Three months ended
                                                          June 30,                            June 30,
                                                 ---------------------------         --------------------------
                                                   2001              2000              2001              2000
                                                 ---------         ---------         --------          --------
                                                                         (In thousands)
 Other operating income....................      $  15,403         $  10,485         $  5,899          $  3,857

 Percent of average assets (annualized)....           0.86%             0.56%            1.03%             0.62%

The increase for the nine and three month periods ended June 30, 2001 was due primarily to increases in gains on the sale of loans, securities gains and increases in other fees. Gains on the sale of mortgage loans increased to $3.9 million and $1.3 million for the nine and three month periods ended June 30, 2001, respectively, compared to gains of $721,000 and $363,000 for the same periods in the prior year. The Company's volume of mortgage loan sales were $301.2 million and $147.1 million for the nine and three month periods ended June 30, 2001, respectively, compared to $74.8 million and $45.6 million for the same periods in the prior year. The Company sells a significant amount of its residential mortgage loans to secondary marketing agencies. Depending on factors such as interest rates, levels of borrower refinancing and competitive factors in the Company's primary market area, the amount of mortgage loans ultimately sold can vary significantly. See "Financial Condition" for a further discussion of the sale of fixed rate loans.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $6.3 million or 16.0% to $32.9 million and increased $276,000 or 2.5% to $11.4 million for the nine and three month periods ended June 30, 2001, respectively, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                                      Nine months ended                  Three months ended
                                                           June 30,                            June 30,
                                                 ---------------------------         --------------------------
                                                   2001               2000             2001              2000
                                                 ---------         ---------         --------          --------
                                                                     (Dollars in thousands)
 General and administrative expenses.......      $  32,858         $  39,116         $ 11,441          $ 11,165

 Percent of average assets (annualized)....          1.83%             2.08%            2.00%             1.80%

The nine and three month periods ended June 30, 2000 include an additional ESOP expense of $7.1 million and $705,000, respectively, due to accelerated payments made to retire the Company's ESOP debt. Excluding the effect of the additional ESOP expense, general and administrative expenses increased $1.0 million and $834,000 for the nine and three month periods ended June 30, 2001, respectively, compared to the same periods in the prior year. The increase is primarily due to additional levels of compensation, including increased commissions and incentive pay related to the Company's increased loan origination activity, normal merit increases at the start of the Company's fiscal year and to the full operation of the Company's mortgage banking operation in Illinois.

INCOME TAX EXPENSE. Income tax expense increased to $4.4 million and decreased to $1.4 million for the nine and three month periods ended June 30, 2001, compared to $4.2 million and $1.6 million for the same periods in the prior year. The effective tax rate for the nine and three month periods ended June 30, 2001 was 25.93% and 28.22%, respectively, compared with 37.13% and 28.81% for the nine and three month periods ended June 30, 2000. The decrease in the effective tax rate is due primarily to the fact that the majority of the ESOP expense incurred in the prior year was non-deductible for tax purposes.

ASSET QUALITY

Total non-performing assets were $10.2 million, or 0.45% of total assets at June 30, 2001, compared with $13.2 million, or 0.53% of total assets at September 30, 2000. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure. The Company had no troubled debt restructurings at either date.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



Non-performing assets are summarized as follows:


                                                               June 30,        September 30,
                                                                 2001              2000
                                                              ---------        -------------
                                                                 (Dollars in thousands)
 Non-performing loans..............................           $   9,972          $  12,977
 Foreclosed properties.............................                 239                241
                                                              ---------          ---------
 Non-performing assets.............................           $  10,211          $  13,218
                                                              =========          =========

 Non-performing loans to gross loans...............               0.75%              0.95%

 Non-performing assets to total assets.............               0.45%              0.53%

Except as disclosed above, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms. Non-performing assets include a single $5.4 million commercial loan credit to a company in the food industry that was added to non-accrual status during the quarter ended September 30, 2000. The Company participates in that credit with other financial institutions. During the three month period ended June 30, 2001, the balance of the commercial loan credit was reduced by a $3.5 million charge-off and by the receipt of $1.0 million in payments. Management of the Company now considers collection of the entire original loan balance unlikely. Interest payments received are recorded as principal reductions due to the non-accrual status of the loan. During December 2000, the participating bank group entered into a forbearance agreement with the borrower, which was extended in February 2001 and May 2001. The second extension period expired on July 31, 2001 and another extension had not been executed as of the date hereof. Management has taken the current known status about this credit into account in establishing its allowance for loan losses and in the level of provision taken during the nine and three month periods ended June 30, 2001.

Impaired loans totaled $7.1 million at June 30, 2001 compared to $12.1 million at September 30, 2000. These loans had associated impairment reserves of $1.4 million and $1.6 million at June 30, 2001 and September 30, 2000, respectively. For the nine month period ended June 30, 2001, the average balance of impaired loans was $11.2 million compared to $6.4 million for the year ended September 30, 2000. Interest income on impaired loans for the nine month period ended June 30, 2001 and 2000 was $116,000 and zero, respectively.

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

At June 30, 2001, the Company's estimated cumulative one-year gap between assets and liabilities was a negative 8.92% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest earning assets. The Company's three-year cumulative gap as of June 30, 2001 was a negative 11.91% of total assets. With a negative gap position, during periods of rising interest rates it is expected that the cost of the Company's interest-bearing liabilities will rise more quickly than the yield on its interest-earning assets, which will have a negative effect on its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

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

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



 The following table summarizes the Company's gap position as of June 30, 2001.


                                                                                 More than     More than
                                                       Within       Four to       One Year       Three
                                                        Three       Twelve        to Three      Years to     Over Five
                                                       Months       Months          Years      Five Years      Years        Total
                                                     -------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Residential ................................   $   31,406   $   73,772    $  122,229    $   60,248    $   40,560    $  328,215
      Commercial .................................      120,286      132,641       212,792        76,465        47,870       590,054
      Consumer ...................................      130,324       20,921        40,298       102,438        29,257       323,238
 Mortgage-backed and related securities ..........        5,728       12,863        32,969        22,962        18,311        92,833
 Assets available for sale:
      Mortgage loans .............................       27,029           --            --            --            --        27,029
      Fixed rate mortgage related ................       30,211       67,889       129,470        66,855        71,065       365,490
      Variable rate mortgage related .............      291,468           --            --            --            --       291,468
      Investment securities ......................          339        3,003        42,936            --            --        46,278
 Trading account securities ......................           --           --            --            --            --            --
 Other assets ....................................       37,355           --            --            --            --        37,355
 Impact of interest rate swaps ...................           --           --            --            --            --            --
                                                     ----------   ----------    ----------    ----------    ----------    ----------
      Total ......................................   $  674,146   $  311,089    $  580,694    $  328,968    $  207,063    $2,101,960
                                                     ==========   ==========    ==========    ==========    ==========    ==========

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts ...............................   $    6,875   $   20,624    $   30,769    $   13,812    $   11,251    $   83,331
      Passbook savings accounts ..................        3,335       10,006        18,936        12,810        43,470        88,557
      Money market deposit accounts ..............      112,211      336,633         2,838         1,022           575       453,279
      Certificates of deposit ....................      136,449      328,900       141,973        23,938       126,578       757,838
 Borrowings (4) ..................................       80,690        4,680       453,337        56,280            --       594,987
 Impact of interest rate swaps ...................      145,000           --            --       (15,000)     (130,000)           --
                                                     ----------   ----------    ----------    ----------    ----------    ----------
      Total ......................................   $  484,560   $  700,843    $  647,853    $   92,862    $   51,874    $1,977,992
                                                     ==========   ==========    ==========    ==========    ==========    ==========

 Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities.........   $  189,586   $ (389,754)   $  (67,159)   $  236,106    $  155,189    $  123,968
                                                     ==========   ==========    ==========    ==========    ==========    ==========

 Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities..............................   $  189,586   $ (200,168)   $ (267,327)   $  (31,221)   $  123,968
                                                     ==========   ==========    ==========    ==========    ==========

 Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities as a percent of total
 assets...........................................         8.45%       (8.92%)      (11.91%)       (1.39%)        5.52%
                                                     ==========   ==========    ==========    ==========    ==========

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $68.2 million at June 30, 2001.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 33%, 10% and 98%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $335.7 million or 15.0% of total assets.

(4) Fixed rate puttable FHLB advances are included in the period of their modified duration rather than in the period in which they are due.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $47.1 million and $34.7 million as of June 30, 2001 and September 30, 2000, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At June 30, 2001, the Company had additional borrowing capacity of $227.6 million available from the FHLB.

The Company is in the midst of a share repurchase program whereby it may purchase up to 485,000, or approximately five percent, of its common stock in the open market. As of June 30, 2001, the Company had purchased 378,200 shares under the authorization at an average price of $16.02 per share. The Company may purchase an additional 106,800 shares under the current authorization. The Company's share repurchase program is funded through dividends received from the Bank and a line of credit with a third party lending institution.

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

The following table summarizes the Bank's capital ratios at the dates indicated:


                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                              Actual               Adequacy Purposes          Action Provisions
                                      -----------------------   -----------------------    -----------------------
                                        Amount       Ratio         Amount       Ratio        Amount        Ratio
---------------------------------     ---------   -----------   -----------   ---------    -----------   ---------
                                                                (Dollars in thousands)
As of June 30, 2001:

Tangible capital..............        $ 176,288       7.89%      >$ 89,365      >4.0%       >$111,706    >  5.0%
                                                                 -              -           -            -
Core capital .................          176,288       7.89%      >  89,365      >4.0%       > 111,706    >  5.0%
                                                                 -              -           -            -
Tier 1 risk-based capital.....          176,288      11.57%      >  60,922      >4.0%       >  91,383    >  6.0%
                                                                 -              -           -            -
Risk-based capital............          186,706      12.26%      > 121,844      >8.0%       > 152,305    > 10.0%
                                                                 -              -           -            -

As of September 30, 2000:

Tangible capital..............        $ 169,261       6.78%      >$ 99,893      >4.0%       >$124,866    >  5.0%
                                                                 -              -           -            -
Core capital .................          169,261       6.78%      >  99,893      >4.0%       > 124,866    >  5.0%
                                                                 -              -           -            -
Tier 1 risk-based capital.....          169,261      10.92%      >  61,995      >4.0%       >  92,993    >  6.0%
                                                                 -              -           -            -
Risk-based capital............          179,330      11.57%      > 123,991      >8.0%       > 154,989    > 10.0%
                                                                 -              -           -            -

Management believes, as of June 30, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at June 30, 2001.


                                                                           More than           More than              More than
                                                        Within             One Year            Two Years             Three Years
                                                       One Year          to Two Years        to Three Years         To Four Years
                                                -------------------   ------------------   -----------------    -------------------
Interest earning assets                                                         (Dollars in millions)

 Loans:
    Residential ............................    $     1.3      9.40%  $    1.2      8.07%  $    4.1      7.58%  $    0.7      7.83%
    Commercial .............................         98.0      6.28%      23.2      8.28%      55.4      7.98%      34.3      7.92%
    Consumer ...............................         24.2      6.93%      37.5      7.23%     108.6      7.37%      95.6      7.51%

Mortgage-backed
  securities:
    Fixed rate .............................        137.5      6.35%      91.7      6.35%      91.7      6.35%      50.4      6.35%
    Adjustable rate ........................         52.5      4.91%      40.8      4.91%      37.9      4.91%      34.9      4.91%

Debt and equity
  securities ...............................          3.3      6.00%      21.5      6.29%      21.5      6.29%        --        --

Other ......................................         37.4      6.50%        --        --         --        --         --        --
                                                ---------             --------             --------             --------
Total interest
  earning assets ...........................    $   354.2      6.18%  $  215.9      6.44%  $  319.2      6.82%  $  215.9      6.88%
                                                =========             ========             ========             ========

Interest bearing liabilities

Deposits:
    NOW accounts ...........................    $    27.5      0.50%  $   15.4      0.50%  $   15.4      0.50%  $    6.9      0.50%
    Passbooks ..............................         13.3      0.75%       9.5      0.75%       9.5      0.75%       6.4      0.75%
    Money market ...........................        447.9      3.76%       1.4      3.76%       1.4      3.76%       1.0      3.76%
    Certificates ...........................        465.3      5.30%     130.1      5.81%      11.9      5.26%       5.4      5.87%

Borrowings
    Fixed rate .............................         42.1      3.86%     160.0      4.97%     280.0      5.85%      75.0      5.67%
    Adjustable rate ........................         37.9      5.48%        --        --         --        --         --        --

Total interest                                  ---------             --------             --------             --------
  bearing liabilities ......................    $  1034.0      4.39%  $  316.4      4.97%  $  318.2      5.41%  $   94.7      4.95%
                                                =========             ========             ========             ========



                                                    More than                                                             Fair
                                                    Four Years               Over                                        Market
                                                  To Five Years           Five Years                   Total              Value
                                              -------------------    -------------------       -------------------      --------
Interest earning assets                                                    (Dollars in millions)
 Loans:
    Residential ........................      $   18.9       7.26%   $  329.0       7.56%      $  355.2       7.55%     $  357.9
    Commercial .........................          69.1       8.28%      310.1       7.83%         590.1       7.66%        593.7
    Consumer ...........................          26.0       8.79%       31.3       9.61%         323.2       7.69%        327.3

Mortgage-backed
  securities:
    Fixed rate .........................          45.8       6.35%       41.2       6.35%         458.3       6.35%        458.8
    Adjustable rate ....................          32.1       4.91%       93.3       4.91%         291.5       4.91%        291.5

Debt and equity
  securities ...........................            --         --          --         --           46.3       6.27%         46.3

Other ..................................            --         --          --         --           37.4       6.50%         37.4

Total interest .........................      --------               --------                  --------                 --------
  earning assets .......................      $  191.9       7.22%   $  804.9       7.37%      $2,102.0       6.93%     $2,112.9
                                              ========               ========                  ========                 ========

Interest bearing liabilities

Deposits:
    NOW accounts .......................      $    6.9       0.50%   $   11.2       0.50%      $   83.3       0.50%     $   75.0
    Passbooks ..........................           6.4       0.75%       43.5       0.75%          88.6       0.75%         66.4
    Money market .......................           1.0       3.76%        0.6       3.76%         453.3       3.76%        453.3
    Certificates .......................          18.5       5.93%      126.6       6.48%         757.8       5.60%        761.7

Borrowings
    Fixed rate .........................            --         --          --         --          557.1       5.42%        575.7
    Adjustable rate ....................            --         --          --         --           37.9       5.48%         37.9

Total interest .........................      --------               --------                  --------                 --------
  bearing liabilities ..................      $   32.8       3.71%   $  181.9       4.73%      $1,978.0       4.70%     $1,970.0
                                              ========               ========                  ========                 ========

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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              On July 20, 2001, the Company announced the declaration of a dividend of $0.10 per share on the Company's common stock for the quarter ended June 30, 2001. The dividend is payable on August 20, 2001 to shareholders of record as of August 10, 2001. This will be the 24th consecutive cash dividend payment since the Company became publicly-held in June 1993.

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



                                        ST. FRANCIS CAPITAL CORPORATION




Dated: August 14, 2001                  By: /s/ Jon D. Sorenson
       ---------------                     -------------------------------------
                                                Jon D. Sorenson
                                                Chief Financial Officer