Form 10-K405
period 2001-09-30
ST FRANCIS CAPITAL CORP
filed 2001-12-20
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
                                      ----

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1) Yes [X] No [ ] (2) Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 30, 2001, there were issued and outstanding 14,579,240 and 9,175,744 shares of the Registrant's Common Stock, respectively. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of November 30, 2001, was $164.4 million. Solely for the purposes of this calculation, all executive officers and directors of the Registrant are assumed to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans where the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of Form 10-K - Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                           FORM 10-K TABLE OF CONTENTS



                                                                                                        PAGE
PART I

         ITEM 1   -   BUSINESS........................................................................    3

         ITEM 2   -   PROPERTIES......................................................................   31

         ITEM 3   -   LEGAL PROCEEDINGS...............................................................   32

         ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   32

PART II

         ITEM 5   -   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                      SECURITY HOLDER MATTERS.........................................................   32

         ITEM 6   -   SELECTED FINANCIAL DATA.........................................................   34

         ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS...........................................................   36

         ITEM 7A  -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    53

         ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................   54

         ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE............................................................   89

PART III

         ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................   90

         ITEM 11  -   EXECUTIVE COMPENSATION..........................................................   90

         ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................   90

         ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................   90

PART IV

         ITEM 14  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................   90

         SIGNATURES ..................................................................................   93

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


ITEM 1. BUSINESS

GENERAL

The Company is a unitary thrift holding company incorporated under the laws of the State of Wisconsin and is engaged in the financial services business through its wholly-owned subsidiary, St. Francis Bank, F.S.B. (the "Bank"), a federally-chartered stock savings bank. In January 1999, the Company acquired Reliance Bancshares, Inc. in Milwaukee, Wisconsin and merged it into the Bank after the acquisition was completed.

The Bank is headquartered in Milwaukee, Wisconsin and serves southeastern Wisconsin with a network of 22 full-service, two limited-service and three loan production offices. In addition, the Bank has a mortgage-banking subsidiary based in Illinois that purchases single-family mortgage loans for resale, primarily in the Chicago, Illinois metropolitan marketplace.

The Company's operations include four strategic business segments: Retail Banking, Commercial Banking, Mortgage Banking and Investments. Management evaluates the financial performance of each segment primarily based on the individual segments' direct contribution to the Company's net income. Information regarding the net interest income, other operating income, profit and average assets for the fiscal years ended September 30, 2001, 2000 and 1999 is set forth in Note 19 to the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K. In fiscal 2000 and 2001, the Company continued to reduce the size of its mortgage-backed securities and investment securities portfolios as part of a strategy to decrease the proportion of earnings from that segment of its balance sheet. The reduction was primarily accomplished through the repayment of principal, scheduled maturities and the sale of available-for-sale securities. Funds generated from the repayment of principal, maturities and sales from the mortgage-backed securities and investment securities portfolios were used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. Management anticipates that this form of "balance sheet restructuring" will be an ongoing strategic initiative of the Company in fiscal 2002.

The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, primarily to originate mortgage, consumer, commercial and other loans within its primary market areas, and to invest in mortgage-backed and related securities. Primary areas of lending include single-family and multi-family residential mortgages, home equity lines of credit, second mortgages, commercial real estate loans and commercial loans. The Company also purchases single-family mortgage loans, either by directly purchasing individual loans from other local mortgage lenders or by purchasing pools of single-family mortgage loans originated by other non-local lenders and secured by properties located outside the State of Wisconsin. The Company invests a significant portion of its assets in mortgage-backed and related securities, and to a lesser extent, invests in debt and equity securities, including U.S. Government and federal agency securities, short-term liquid assets and other marketable securities. The Company also invests in affordable housing projects throughout the State of Wisconsin. The Company's revenues are derived principally from interest on its loan portfolio, interest on mortgage-backed and related securities, and interest and dividends on its debt and equity securities. The affordable housing projects do not provide a significant source of income before taxes, but rather provide income in the form of income tax credits which reduce the Company's income tax liability. The Company's principal sources of funds are from deposits, including brokered deposits, repayments on loans and mortgage-backed and related securities, and advances from the Federal Home Loan Bank - Chicago ("FHLB").

MARKET AREA AND COMPETITION

The Company offers a variety of deposit products, services and consumer, commercial and mortgage loan offerings primarily within the metropolitan Milwaukee area. The Company's main office is located at 13400 Bishops Lane, Suite 350, Brookfield, Wisconsin. The primary market area for the Company's full-service and limited-service offices consists of Milwaukee and Waukesha counties, and portions of Ozaukee, Washington and Walworth counties. The Bank's Illinois mortgage banking subsidiary purchases single-family mortgage loans for resale, primarily in the Chicago, Illinois metropolitan marketplace. The Bank's loan production offices include two in the Milwaukee metropolitan area that originate single-family mortgage loans for both portfolio and resale purposes. The Bank's other loan production office is located in Brookfield, Wisconsin and originates commercial real estate, multi-family and commercial loans. The market area for this type of lending is primarily in southeastern Wisconsin, but does include the Midwest including the rest of the state of Wisconsin, Illinois and Minnesota. The Company also evaluates lending opportunities and may originate or purchase all types of loans located outside the primary market areas.

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

LENDING ACTIVITIES

GENERAL

The Company's gross loan portfolio totaled $1.2 billion at September 30, 2001. At September 30, 2001, one- to four-family mortgage loans totaled $298.6 million or 22.5% of gross loans. Of the total one- to four-family mortgage loans, $250.4 million or 83.9% were adjustable rate mortgage loans ("ARMs"). Of the remaining loans held at September 30, 2001, 27.3% were in commercial real estate, 16.7% were home equity loans, 10.6% were in commercial, 9.5% were in multi-family mortgage loans, 8.2% were in consumer loans, and 5.2% were in residential construction. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans or fixed rate loans which have shorter maturities for its own loan portfolio. The ARM loans generally include terms under which the borrower may convert the loan to a fixed rate loan. Upon conversion to a fixed rate loan, the loan is typically sold into the secondary market. The Company also originates longer-term fixed rate mortgage loans, many of which are sold in the secondary market.

The Company has been diversifying its loan portfolio, which in addition to its traditional one- to four-family lending, includes commercial real-estate, multi-family, consumer and commercial lending. Areas of lending other than one- to four-family lending generally have higher levels of credit risk and higher yields. The Company may purchase loans in the above categories in addition to originating the loans on its own. Purchased loans involve different types of underwriting than loans originated directly by the Company and as such represent a different level of risk.

Levels of originations of various lending categories may vary from year-to-year and result from differing levels of interest rates, market demand for loans and emphasis by the Company on various types of loans. In fiscal 2001, the level of originations, in particular mortgage loans, were especially dependent on the level of interest rates or changes in interest rates throughout the year. The Company adjusts its lending emphasis occasionally in accordance with its view of the relative returns and risks available from time to time in each category of lending. Although there is likely to be activity in all areas in which the Company makes loans in any given year, the amount may vary given changes in the above factors.

COMPOSITION OF LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                                 September 30,
                                                --------------------------------------------------------------------------------
                                                          2001                        2000                        1999
                                                ------------------------    ------------------------    ------------------------
                                                               Percent                     Percent                     Percent
                                                  Amount       of Total       Amount       of Total       Amount       of Total
                                                ----------    ----------    ----------    ----------    ----------    ----------
                                                                                 (In thousands)
Mortgage loans:
    One- to four-family .....................   $  298,617          22.5%   $  404,505          29.5%   $  294,438          23.8%
    Residential construction ................       68,936           5.2%       62,260           4.5%      103,100           8.3%
    Multi-family ............................      126,338           9.5%      130,002           9.5%      160,593          13.0%
    Commercial real estate ..................      362,329          27.3%      306,778          22.4%      251,914          20.3%
    Home equity .............................      221,559          16.7%      188,349          13.8%      156,695          12.6%
                                                ----------    ----------    ----------    ----------    ----------    ----------
                                                 1,077,779          81.2%    1,091,894          79.7%      966,740          78.0%
Consumer loans:
    Interim financing and installment .......      104,984           7.9%      124,910           9.1%      148,034          11.9%
    Education ...............................        3,253           0.3%        1,615           0.1%          984           0.1%
                                                ----------    ----------    ----------    ----------    ----------    ----------
                                                   108,237           8.2%      126,525           9.2%      149,018          12.0%
                                                ----------    ----------    ----------    ----------    ----------    ----------
Commercial loans ............................      140,826          10.6%      152,526          11.1%      123,899          10.0%
                                                ----------    ----------    ----------    ----------    ----------    ----------
      Gross loans receivable ................    1,326,842         100.0%    1,370,945         100.0%    1,239,657         100.0%
                                                              ==========                  ==========                  ==========
Deduct:
    Mortgage loans held for sale ............       18,974                       8,066                       8,620
    Loans in process ........................       57,153                      54,679                     106,960
    Unearned discounts, deferred loan
      fees and purchased loan discounts .....          993                         300                         696

    Allowance for loan losses ...............       11,686                      10,404                       9,356
    Unearned insurance premiums .............          136                         194                         634
                                                ----------                  ----------                  ----------
Loans receivable, net .......................   $1,237,900                  $1,297,302                  $1,113,391
                                                ==========                  ==========                  ==========

                                                                    September 30,
                                                ----------------------------------------------------
                                                          1998                        1997
                                                ------------------------    ------------------------
                                                               Percent                     Percent
                                                  Amount       of Total       Amount       of Total
                                                ----------    ----------    ----------    ----------
                                                                   (In thousands)
 Mortgage loans:
     One- to four-family ....................   $  254,047          26.1%   $  240,522          30.7%
     Residential construction ...............       71,092           7.3%       46,340           5.9%
     Multi-family ...........................      105,380          10.8%      101,289          12.9%
     Commercial real estate .................      170,562          17.6%       87,950          11.2%
     Home equity ............................      142,993          14.7%      115,293          14.7%
                                                ----------    ----------    ----------    ----------
                                                   744,074          76.5%      591,394          75.4%
 Consumer loans:
     Interim financing and installment ......      131,143          13.5%      120,305          15.3%
     Education ..............................        2,529           0.3%          948           0.1%
                                                ----------    ----------    ----------    ----------
                                                   133,672          13.8%      121,253          15.4%
                                                ----------    ----------    ----------    ----------
 Commercial loans ...........................       93,927           9.7%       72,144           9.2%
                                                ----------    ----------    ----------    ----------
       Gross loans receivable ...............      971,673         100.0%      784,791         100.0%
                                                              ==========                  ==========
Deduct:
     Mortgage loans held for sale ...........       23,864                      24,630
     Loans in process .......................       83,436                      38,200
     Unearned discounts, deferred loan
       fees and purchased loan discounts ....        1,419                       2,332

     Allowance for loan losses ..............        7,530                       6,202
     Unearned insurance premiums ............          292                         552
                                                ----------                  ----------
 Loans receivable, net ......................   $  855,132                  $  712,875
                                                ==========                  ==========

The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the years indicated. Mortgage loans held for sale are included in the totals.

                                                                         Years Ended September 30,
                                                               --------------------------------------------
                                                                   2001            2000            1999
                                                               ------------    ------------    ------------
                                                                              (In thousands)
Mortgage loans (gross):
At beginning of period .....................................   $  1,091,894    $    966,740    $    744,074
    Mortgage loans originated:
      One- to four-family ..................................        232,624         112,934         201,715
      Residential construction .............................         80,092          65,439         132,675
      Multi-family .........................................         34,754          26,832          58,605
      Commercial real estate ...............................        105,879          75,773         129,233
      Home equity ..........................................        159,616         132,020         113,838
                                                               ------------    ------------    ------------
        Total mortgage loans originated ....................        612,965         412,998         636,066
    Mortgage loans purchased:
      One- to four-family ..................................        201,051          90,068          57,106
      Multi-family .........................................             --              --           3,617
      Commercial real estate ...............................             --              --          15,349
                                                               ------------    ------------    ------------
        Total mortgage loans purchased .....................        201,051          90,068          76,072
                                                               ------------    ------------    ------------
        Total mortgage loans originated and purchased ......        814,016         503,066         712,138
      Transfer of mortgage loans to foreclosed properties ..           (656)           (929)           (883)
      Transfer from commercial loans .......................          2,165           6,942           2,627
      Loans charged-off ....................................           (112)         (1,042)            (94)
      Principal repayments .................................       (376,005)       (265,209)       (290,793)
    Sales of mortgage loans:
      Exchanged for mortgage-backed securities .............         (1,432)        (13,021)         (9,461)
      Cash sales ...........................................       (452,091)       (104,653)       (190,868)
                                                               ------------    ------------    ------------
        Total sales of loans ...............................       (453,523)       (117,674)       (200,329)
                                                               ------------    ------------    ------------
At end of period ...........................................   $  1,077,779    $  1,091,894    $    966,740
                                                               ============    ============    ============

Consumer loans (gross):
At beginning of period .....................................   $    126,525    $    149,018    $    133,672
      Loans originated .....................................         62,338          51,472         102,998
      Repossessions, foreclosures and charge-offs ..........           (367)           (325)           (283)
      Principal repayments .................................        (80,259)        (72,493)        (84,285)
      Loans sold ...........................................             --          (1,147)         (3,084)
                                                               ------------    ------------    ------------
At end of period ...........................................   $    108,237    $    126,525    $    149,018
                                                               ============    ============    ============

Commercial loans (gross):
At beginning of period .....................................   $    152,526    $    123,899    $     93,927
      Loans originated .....................................         51,829         101,677         114,532
      Transfer of commercial loans to mortgage loans .......         (2,165)         (6,942)         (2,627)
      Loans charged-off ....................................         (3,766)            (94)            (20)
      Loans sold ...........................................             --              --              --
      Principal repayments .................................        (57,598)        (66,014)        (81,913)
                                                               ------------    ------------    ------------
At end of period ...........................................   $    140,826    $    152,526    $    123,899
                                                               ============    ============    ============

LOAN MATURITY AND REPRICING

The following table shows the maturity of the Company's loan portfolio at September 30, 2001. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $376.0 million, $265.2 million and $290.8 million for the years ended September 30, 2001, 2000 and 1999, respectively.

                                                                        At September 30, 2001
                                      -----------------------------------------------------------------------------------------
                                       One- to                                                                         Gross
                                        Four-       Multi-      Commercial       Home                                  Loans
                                      Family(1)    Family(1)    Real Estate     Equity     Consumer    Commercial    Receivable
                                      ---------    ---------    -----------    --------    --------    ----------    ----------
                                                                            (In thousands)
Amounts due:
   Within one year ................   $     947    $  22,402    $    64,355    $ 13,354    $  6,474    $   25,154    $  132,686
   After one year:
     One to three years ...........       4,786       13,771         39,558     104,809      50,813        15,461       229,198
     Three to five years ..........      17,748       28,401         80,996      81,039      40,145        30,863       279,192
     Over five years ..............     344,072       61,764        177,420      22,357      10,804        69,348       685,765
                                      ---------    ---------    -----------    --------    --------    ----------    ----------
   Total due after one year .......     366,606      103,936        297,974     208,205     101,763       115,672     1,194,156
                                      ---------    ---------    -----------    --------    --------    ----------    ----------
   Total amounts due ..............     367,553      126,338        362,329     221,559     108,237       140,826     1,326,842
  Less:
   Mortgage loans held for sale ...     (18,974)          --             --          --          --            --       (18,974)
   Loans in process ...............     (38,465)      (3,333)       (15,355)         --          --            --       (57,153)
   Unearned discounts, premiums
     and deferred loan fees, net ..         285           --           (184)         --         101        (1,331)       (1,129)
   Allowance for loan losses ......      (2,024)        (699)        (3,045)     (1,254)     (1,707)       (2,957)      (11,686)
                                      ---------    ---------    -----------    --------    --------    ----------    ----------
Loans receivable, net .............   $ 308,375    $ 122,306    $   343,745    $220,305    $106,631    $  136,538    $1,237,900
                                      =========    =========    ===========    ========    ========    ==========    ==========

(1) Includes some residential construction lending.

The following table sets forth at September 30, 2001 the dollar amount of all loans and mortgage-backed and related securities due after September 30, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                                    Due after September 30, 2002
                                                ------------------------------------
                                                  Fixed      Adjustable     Total
                                                ----------   ----------   ----------
                                                           (In thousands)
Mortgage loans:
    One- to four-family(1) ..................   $   58,657   $  307,949   $  366,606
    Multi-family(1) .........................       62,361       41,575      103,936
    Commercial real estate ..................      178,784      119,190      297,974
    Home equity .............................           --      208,205      208,205
Consumer loans ..............................       81,411       20,352      101,763
Commercial and agriculture ..................      115,672           --      115,672
                                                ----------   ----------   ----------
    Gross loans receivable ..................      570,206      623,950    1,194,156
Mortgage-backed and related securities ......      275,679      437,527      713,206
                                                ----------   ----------   ----------
    Gross loans receivable and mortgage-
      backed and related securities .........   $  845,885   $1,061,477   $1,907,362
                                                ==========   ==========   ==========

(1)  Includes some residential construction lending.

ONE- TO FOUR-FAMILY MORTGAGE LENDING

A significant portion of the Company's lending activity is the origination of first mortgage loans secured by one- to four-family, owner occupied residences within the Company's primary market area. Long-term 15- and 30-year fixed rate mortgages ("FRMs"), and 7-year balloon loans are generally originated and sold in the secondary market. The Company also originates and sells 30-year FRMs under the Wisconsin Housing and Economic Development Authority ("WHEDA") program. Shorter-term ARM loans are generally originated for the Company's loan portfolio. Loans made under special loan terms or programs, principally originated within the purposes of the Community Reinvestment Act of 1977, as amended ("CRA"), are retained for the Company's own loan portfolio.

The Company typically follows secondary market underwriting guidelines for most of its conforming one- to four-family mortgage production, including those established by Fannie Mae, WHEDA, and other specific investors. In many cases, the application of these guidelines includes the use of the latest in automated underwriting systems.

The lending policy of the Company generally allows for mortgage loans to be made in amounts of up to 100% of the lesser of appraised value or purchase price of the real estate to be mortgaged to the Company. Loans that are made in excess of 80% of appraised value generally require a credit enhancement such as private mortgage insurance to mitigate risk.

ARM loans are included in mortgage loans held by the Company as part of its loan portfolio. During the adjustment period, ARM loans typically can adjust by a maximum of two percentage points per year with a lifetime cap approximating six percentage points above the interest rate established at the origination date of the ARM loan. Monthly payments of principal and interest are adjusted when the interest rate adjusts, in order to maintain full amortization of the mortgage loan within a maximum 30-year term. The initial rates offered on ARM loans fluctuate with general interest rate changes, and are determined by secondary market pricing, competitive conditions and the Company's yield requirements. Currently, the Company utilizes primarily the one-year Constant Maturity Treasury rate in order to determine the interest rate payable upon the adjustment date of its ARM loans outstanding. Because the majority of the Bank's ARM loans are underwritten to meet secondary market standards, these loans include terms under which the borrower may convert the loan to a fixed rate loan. The terms at which the ARM may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing the Company to immediately sell the ARM loan at the date of conversion. Upon conversion of an ARM loan to a fixed rate loan, the Company typically transfers the mortgage loan to mortgage loans held for sale and the loans are then sold into the secondary market. For the year ended September 30, 2001, the Company transferred $91.0 million mortgage loans to mortgage loans held for sale, compared to $16.9 million for the year ended September 30, 2000.

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

At September 30, 2001, the Company had $298.6 million in one- to four-family mortgage loans or 22.5% of the gross loan portfolio compared with $404.5 million or 29.5% of the portfolio at September 30, 2000. This decline was largely the result of decreasing interest rates during the year which motivated consumers to choose attractively priced FRM financing alternatives. The Company's one- to four-family mortgage loan portfolio has a significant level of adjustable rate loans and during periods of declining interest rates, the customers convert adjustable rate loans to fixed rate loans. However, fixed rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet.

RESIDENTIAL CONSTRUCTION/PERMANENT LENDING

Residential construction/permanent lending typically comprises a significant portion of the Company's new ARM loan production. These loans are made to borrowers who have obtained plans, specifications and a construction contract with a residential home builder. Residential construction loan programs typically offered by the Company include 1- 2- 3- and 5-year ARM loans. Most loans are originated with terms of 30 years, with the construction period being included in the initial portion of that term. The length of the construction period is the lesser of the time it takes to complete the home or 12 months. During this period, the borrower is required to pay interest only on the funds advanced. Thereafter, the borrower is required to begin making principal and interest payments based on an amortization schedule of the remaining months. Typically, the construction of most homes financed take five to six months.

At closing, loan proceeds adequate to complete the construction of the home are placed in escrow and disbursements are made in increments as construction of the residence progresses. Vendors are contracted to conduct inspections, disburse proceeds, obtain lien waivers, and ensure that clear title to the property is maintained.

One- to four-family, residential construction loans typically have loan to value ratios of up to 95%. When the loan to value ratio exceeds 80%, private mortgage insurance is generally required upon the completion of the construction period to reduce the Company's exposure to 80% of the loan value or less.

At September 30, 2001, the Company had $68.9 million in residential construction mortgage loans, or 5.2% of the gross loan portfolio, compared with $62.3 million or 4.5% of the portfolio at September 30, 2000. A significant portion of the Company's residential construction lending results in permanent mortgage loans that are either retained as ARMs in the mortgage loan portfolio or sold in the secondary market once converted.

MULTI-FAMILY MORTGAGE LENDING

The Company originates multi-family mortgage loans which it typically holds in its loan portfolio. Over the last five years, the Company has increased its emphasis in multi-family mortgage lending and has offered both adjustable- and fixed-rate mortgage loans. Multi-family mortgage loans generally have shorter maturities than one- to four-family mortgage loans, though the Company has made multi-family mortgage loans with terms of up to 30 years. Multi-family loans generally are underwritten in amounts up to the lesser of 85% of the appraised value or 85% of the borrower's purchase price of the underlying property, although loans of up to 100% of property value have been made.

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

At September 30, 2001, the Company had $126.3 million in multi-family mortgage loans or 9.5% of the gross loan portfolio compared with $130.0 million or 9.5% of the portfolio at September 30, 2000. During fiscal 2001, the decrease in multi-family mortgage loans is primarily due to repayments of loans that were not replaced with new originations. The Company is continuing its efforts to increase the amount of multi-family loans in the loan portfolio. These loans generally offer a greater yield than single-family loans, which, the Company believes, justifies the increased credit risk.

COMMERCIAL REAL ESTATE LENDING

The current lending policy of the Company includes originating or purchasing non-residential mortgage loans on a variety of commercial properties, including office buildings, warehouses, industrial/manufacturing buildings, motel properties, land development and other improved non-residential properties. In recent years, commercial real estate lending has been identified as a growth area for the Company with the allocation of additional Company resources. In fiscal 2001, the Company originated and refinanced an increased amount of commercial real estate loans within its normal credit risk guidelines. The Company originated 121 loans with principal balances totaling $105.9 million during the current fiscal year, compared to 78 loans with principal balances totaling $70.8 million in fiscal 2000. At September 30, 2001, the Company had $362.3 million in commercial real estate mortgage loans or 27.3% of the gross loan portfolio, compared with $306.8 million or 22.4% of the portfolio at September 30, 2000.

The Company's commercial real estate lending area includes the states of Illinois and Minnesota as well as its' primary geographic focus of Wisconsin. Commercial real estate loans generally are underwritten in amounts up to the lesser of 85% of the appraised value or 85% of the borrower's purchase price of the underlying property. Loans secured by commercial real estate properties are assumed to involve a greater degree of credit risk than residential mortgage loans and generally carry larger loan balances. This increased credit risk is a result of several factors, including concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business occupant. In addition, payments on loans secured by commercial real estate are often susceptible to adverse conditions in the real estate market or the economy. The risk may be increased on loans secured by properties located outside of the Company's primary market area due to the decreased ability to actively monitor such properties.

HOME EQUITY LENDING

The Company has continued to increase its emphasis in originating home equity loans secured by one- to four-family residences, usually by a second mortgage, within its primary market area. These loans currently are originated with an interest rate indexed to the prime rate and adjustable monthly, and thus play a role in the Company's management of its interest rate risk. Home equity loans are revolving lines of credit, which are granted for a five-year term, renewable at the sole discretion of the Company for additional five-year periods. The minimum monthly payment is interest only for all loan to value ratios providing the collateral is the primary residence and 1.5% of the outstanding balance for properties other than primary residence. Typically, an origination fee is charged upon the origination of the loan and an annual service fee is charged thereafter. Home equity lines of credit may be made at up to a 100% loan-to-value level, including any outstanding prior liens against the property which serves as collateral for the line of credit. For loans over 85% loan-to-value, the Company often requires private mortgage insurance. At September 30, 2001, the Company held $221.6 million in home equity loans or 16.7% of the gross loan portfolio, compared with $188.3 million or 13.8% of the portfolio at September 30, 2000.

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

At September 30, 2001, consumer loans totaled $108.2 million or 8.2% of gross loans compared to $126.5 million or 9.2% of gross loans at September 30, 2000. Throughout fiscal year 2001, the Company continued to originate consumer loans through a correspondent program in which the Company received second mortgage loan/line referrals from mortgage brokers throughout Wisconsin. In September 2001, the Company expanded this delivery channel and began receiving these referrals from mortgage brokers located in Northern Illinois. The Company also continued to develop its internet based origination channel by further developing its web site application process. During fiscal 2000, the Company discontinued its indirect automobile lending program. Although the credit history on the indirect portfolio had been favorable, the level of interest rates the Company was able to charge did not result in the level of profit desired. The Company continues to originate direct automobile loans on a limited basis.

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

COMMERCIAL LENDING

The Company originates a variety of commercial loans, including inventory and receivable financing, equipment loans and interim financing loans. Collateral can take many forms, such as real estate, inventory, and equipment and may include personal guarantees of business owners or personal or other collateral of the business owner. Cash flows, historical financials, financial projections and collateral valuations are analyzed to give the Company assurance that the business will generate a sufficient level of cash flow to cover ongoing business expenses and debt service. The loan-to-value ratios vary depending upon the type and liquidity of the collateral.

Commercial loans involve a greater degree of risk than most other types of loans, and payments are often susceptible to adverse economic conditions. Also, the repayment of loans secured by commercial business assets is typically dependent upon the successful operation and the eventual cash flows of the business. To the extent the Company originates these loans outside of its primary market area, the risks are increased due to decreased ability to monitor the loans. The Company anticipates commercial lending to continue to increase as management believes this type of lending is providing a higher yield than residential loans and is an important component of a balanced loan portfolio. Typically, the Company targets smaller businesses with which to establish commercial banking relationships.

The Company also participates with other financial institutions in syndicated credits whereby several lenders participate in commercial loan arrangements that are larger than those that the Company would typically originate on a stand-alone basis. However, the Company has participated in only those types of credits that it would lend to directly from its own operations, except for the size of the loan. The Company is not the lead lender in these loans, but does underwrite the credit on its own in addition to the underwriting performed by the lead lender. The Company also has limited itself to credit facilities to commercial borrowers with headquarters or significant operational presence in the Midwest. Syndicated credits in which the Company has participated are generally variable rate loans, which also help contribute to the Company's interest rate risk posture. At September 30, 2001, the Company had $38.1 million or 27.1% of its commercial loan portfolio, in syndicated credits compared to $50.2 million or 32.9% at September 30, 2000.

At September 30, 2001, the Company had $140.8 million in commercial loans or 10.6% of the gross loan portfolio compared with $152.5 million or 11.1% of the portfolio at September 30, 2000. During fiscal 2001, the decrease in commercial loans is primarily due to repayments of loans that were not replaced with new originations. The Company intends to continue to increase its involvement in commercial lending and expects that this portfolio will grow as a percentage of the total loan portfolio.

CREDIT ENHANCEMENT PROGRAMS

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment of an industrial revenue bond issue ("IRB"), issued by a municipality to finance real estate owned by a third party. The Company does not pledge collateral for purposes of these agreements. At September 30, 2001, the amount of IRB's for which the Company has guaranteed payment was $38.1 million.

LOAN SALES AND PURCHASES

SALE OF MORTGAGE LOANS

The Company sells a significant amount of its originated residential mortgage loans to secondary marketing agencies, principally Fannie Mae, and primarily on a non-recourse basis. All mortgage loans, upon commitment, are immediately categorized as either held for investment or held for sale. The level of mortgage loan sales is dependent on the amount of saleable loans being originated by the Company. Depending on factors such as interest rates, levels of borrower refinancing and competitive factors in the Company's primary market area, the amount of mortgage loans ultimately sold can vary significantly. Mortgage loans originated and sold to the secondary market totaled $453.5 million with gains of $6.1 million for the year ended September 30, 2001, and totaled $117.7 million with gains of $1.1 million for the year ended September 30, 2000. The level of originations is primarily dependent on the level of interest rates or changes in interest rates throughout each fiscal year.

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

The Company also makes loans under the WHEDA loan program. These loans are also sold on a non- recourse basis. For the years ended September 30, 2001 and 2000, the Company originated $6.3 million and $7.2 million, respectively, of loans under this governmental program.

Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. Because of the frequency of both the issuance of commitments and the scheduled closing dates of the loans, the amount of loan commitments outstanding will vary. At September 30, 2001, the Company had outstanding mortgage commitments totaling $28.0 million.

Historically, the Company has retained servicing of the majority of mortgage loans sold, receiving a servicing fee which represents the difference between the note rate on the loans sold and the yield at which such loans are sold. The servicing yield earned by the Company on such transactions is typically .25% of the total balance of the loan serviced. The Company's mortgage banking operation in Illinois typically sells the servicing on the majority of its loans. The origination of a high volume of mortgage loans and the related sales of the loans with servicing retained provides the Company with additional sources of non-interest income through loan servicing income and gains on the sales of loans. At September 30, 2001, the Company had recognized $6.3 million in mortgage servicing rights as compared to $4.6 million at September 30, 2000. Correspondingly, mortgage loans serviced for others increased from $497.9 million at September 30, 2000 to $622.5 million at September 30, 2001.

PURCHASE OF MORTGAGE LOANS

The Company, as a regular part of its mortgage lending activities, purchases individual one- to four-family mortgage loans originated in its primary market area by other lenders, primarily mortgage bankers and brokers. The types of loans purchased are generally newly originated loans with the same characteristics as the loans normally originated by the Company in its retail lending operations. Even though the Company is not as involved in the origination of these loans, they typically are underwritten by the Company. This step, coupled with other quality control processes, helps mitigate the additional risks associated with individual loan purchases. Although the Company's historical loan purchase activity has been limited to one- to four-family loans, the Company may purchase other types of loans, or pools of loans other than one- to four-family loans in the future.

The majority of loans purchased are adjustable rate mortgages. These are held in the Bank's portfolio, unless converted to FRMs. The Company pays a fee to the originating mortgage banker or broker which is amortized over the life of the loan for loans retained in the portfolio or which becomes an adjustment to the gain or loss recognized on loans sold in the secondary market. The Company maintains the same, or more restrictive underwriting standards on these loans as it does on the loans it originates directly. During the fiscal year ended September 30, 2001, the Company purchased $201.1 million of loans from other originators compared to $90.1 million of loans purchased during the fiscal year ended September 30, 2000. In fiscal 2001, the increase in loans purchased is due to the increase in loans purchased by the Company's mortgage banking operation in Illinois. During the year ended September 30, 2001, the Company's mortgage banking operation in Illinois purchased $174.4 million one- to four-family mortgage loans for resale in the secondary market compared to $56.2 million purchased during the year ended September 30, 2000. As part of the Company's plans to diversify its one- to four-family loan production, it is expected that purchases of loans from other originators will continue in future years.

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

Property acquired by the Company as a result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed property. Foreclosed property is recorded at the lower of the unpaid principal balance of the related loan or the fair market value of the real estate acquired less the estimated costs to sell the real estate. The amount by which the recorded loan balance exceeds the fair market value of the real estate acquired less the estimated costs to sell the real estate is charged against the allowance for loan losses at the date title is received. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At September 30, 2001, the Company had five loans classified as foreclosed property with a total combined carrying value of $401,000.

Non-performing loans include loans placed on nonaccrual status and accruing loans which are contractually past due 90 days or more as to principal and interest payments. For all years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets:

                                                                             At September 30,
                                                     ------------------------------------------------------------------
                                                        2001          2000          1999          1998          1997
                                                     ----------    ----------    ----------    ----------    ----------
                                                                               (In thousands)
Non-accruing loans:
   One-to four-family mortgage loans .............   $    1,169    $      793    $      464    $      600    $      660
   Multi-family mortgage loans ...................           --            --            --            --            --

   Commercial real estate loans ..................        1,533            --           848           833           850
   Commercial loans ..............................        6,813        11,531           964           593           100
   Consumer loans ................................          747           653           564           835         1,385
                                                     ----------    ----------    ----------    ----------    ----------
     Total non-performing loans ..................       10,262        12,977         2,840         2,861         2,995
Foreclosed properties ............................          401           241           371            63           416
                                                     ----------    ----------    ----------    ----------    ----------
     Total non-performing assets .................   $   10,663    $   13,218    $    3,211    $    2,924    $    3,411
                                                     ==========    ==========    ==========    ==========    ==========

Total non-performing loans to
   gross loans ...................................         0.77%         0.95%         0.23%         0.29%         0.38%
Allowance for loan losses to
   total non-performing loans ....................       113.88         80.17        329.44        263.19        207.08
Total non-performing assets to
   total assets ..................................         0.48          0.53          0.13          0.16          0.21

Interest on non-performing loans
   on the accrual basis ..........................   $    1,380    $    1,138    $      274    $      388    $      647
Actual interest received on
   non-performing loans ..........................          147           848           150           161           206
                                                     ----------    ----------    ----------    ----------    ----------
Net reduction of interest income .................   $    1,233    $      290    $      124    $      227    $      441
                                                     ==========    ==========    ==========    ==========    ==========

Accruing loans delinquent 90 days or more:
   One-to four-family mortgage loans .............   $       65    $      292    $      607    $      717    $       73
   Consumer loans ................................           --            10            --            --            --
                                                     ----------    ----------    ----------    ----------    ----------
     Total accruing loans ........................   $       65    $      302    $      607    $      717    $       73
                                                     ==========    ==========    ==========    ==========    ==========

Non-performing assets at September 30, 2001 and 2000 included a commercial loan credit with an outstanding balance of $5.1 million and $10.0 million, respectively. The credit was added to non-accrual status during the quarter ended September 30, 2000. The Company is a participant with other financial institutions in a credit facility to a company in the food industry. During fiscal year 2001, the balance of the commercial loan credit was reduced by a $3.5 million charge-off and by the receipt of $1.4 million in payments applied to principal. During December 2000, the participating bank group entered into a forbearance agreement with the borrower, which was extended in February 2001 and May 2001. The second extension period expired on July 31, 2001. On November 5, 2001, the credit facility completed a debt and equity restructuring. As part of this restructuring, the Company received a cash payment from the borrower, entered into a new secured term loan with the borrower (as a participant bank), and received unregistered shares of the borrower's common stock. Management has taken the current known status about this credit into account in establishing its allowance for loan losses and in the level of provision taken in the year ended September 30, 2001.

CLASSIFICATION OF ASSETS

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions by regulatory authorities, regulatory examiners have authority to identify problem assets as "Substandard," "Doubtful" or "Loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the Company is not warranted. Assets classified as Substandard or Doubtful require the Company to establish prudent general allowances for loan losses. Assets classified as Loss must either be charged off or must have a specific allowance established for 100% of the asset classified as a Loss. At September 30, 2001, the Company had assets classified as Substandard of $13.5 million, $1.3 million classified as Doubtful, and $466,000 classified as Loss. The Substandard classification includes the aforementioned $5.1 commercial loan credit. See "Non-Performing Assets" for a further discussion of this credit. The FDIC examination policies also include a "Special Mention" category, consisting of assets which currently do not expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At September 30, 2001, $11.5 million of the Company's assets were classified as Special Mention.

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

ALLOWANCE FOR LOAN LOSSES

Under federal regulations, when an insured institution classifies problem assets as either Substandard or Doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. In addition to general valuation allowances, the Company may establish specific loss reserves against specific assets in which a loss is expected to be realized. General allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize losses on particular problem assets. The Company's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the Company's regulators which can order the establishment of additional general or specific loss allowances.

The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan loss experience and other factors, which in management's judgement, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Such other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans. With respect to loans that are deemed impaired, the calculation of allowance for loan losses is based upon the discounted present value of expected cash flows received from the debtor or other measures of market prices or collateral values.

In general, the level of the allowance for loan losses and changes during each fiscal year is a function of several factors, including but not limited to changes in the loan portfolio, net charge-offs and non-performing loans. At September 30, 2001, gross loans receivable were $1.33 billion compared to $1.37 billion at September 30, 2000. Net charge-offs for fiscal 2001 increased to $4.2 million compared to $1.5 million for the year ended September 30, 2000. Non-performing loans decreased to $10.7 million or 0.77% of gross loans at September 30, 2001 compared to $13.0 million or 0.95% of gross loans at September 30, 2000.

In fiscal 2001, the Company recorded a specific loan loss provision of $2.5 million related to a commercial loan credit that has been in non-performing status since September 2000. After consideration of specific reserves already established for the loan, the Company felt the provision was appropriate given the current known status of the credit. At September 30, 2001, the commercial loan had a balance of $5.1 million and an associated impairment reserve of $513,000. During the year ended September 30, 2001, the balance of the commercial loan credit was reduced by a $3.5 million charge-off and by the receipt of $1.4 million in payments. (For further information regarding this particular commercial credit see "Non-Performing Assets").

Management believes that the allowance for loan losses at September 30, 2001 is adequate to absorb losses inherent in the portfolio. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of factors discussed herein.

A summary of activity in the allowance for losses on loans follows:

                                                                  Years Ended September 30,
                                                 2001          2000          1999          1998          1997
                                              ----------    ----------    ----------    ----------    ----------
                                                                        (In thousands)
Balance at beginning of year ..............   $   10,404    $    9,356    $    7,530    $    6,202    $    5,217
Provision for loan losses .................        5,527         2,509         1,920         2,300         1,280
Charge-Offs:
     Mortgage Loans:
        One- to four-family ...............           29           124            59           176            24
        Multi-family ......................           --            --            --            --            --
        Commercial real estate ............           --           782            --            --            --
        Home equity .......................           95           183            51            71            --
     Consumer .............................          396           380           316           740         2,028
     Commercial ...........................        3,776            94            21            12             2
                                              ----------    ----------    ----------    ----------    ----------
           Total charge-offs ..............        4,296         1,563           447           999         2,054

Recoveries:
     Mortgage Loans:
        One- to four-family ...............           --            31            --            --            --
        Multi-family ......................           --            --            --            --            --
        Commercial real estate ............           --            --            --            --            --
        Home equity .......................           12            16            16            --            --
     Consumer .............................           29            55            33            27            80
     Commercial ...........................           10            --             1            --             1
                                              ----------    ----------    ----------    ----------    ----------
           Total recoveries ...............           51           102            50            27            81
                                              ----------    ----------    ----------    ----------    ----------

Net charge-offs ...........................        4,245         1,461           397           972         1,973
Acquired bank's allowance .................           --            --           303            --         1,678

                                              ----------    ----------    ----------    ----------    ----------
Balance at end of year ....................   $   11,686    $   10,404    $    9,356    $    7,530    $    6,202
                                              ==========    ==========    ==========    ==========    ==========

Ratio of allowance for loan losses to
gross loans receivable at end of year .....         0.88%         0.76%         0.75%         0.77%         0.79%

Ratio of allowance for loan losses to
non-performing loans at end of year .......          114%           80%          329%          263%          207%

Ratio of net charge-offs to average
gross loans during year ...................         0.32%         0.12%         0.04%         0.12%         0.30%

Management is aware of no material loans where serious doubts exist as to the ability of the borrower to comply with the loan terms, except for the single commercial loan credit previously discussed. The increase in fiscal 2001 in the provision for loan losses and commercial charge-offs is primarily attributable to the aforementioned commercial loan credit.

The allocation methodology applied by the Company, designed to assess the adequacy of the allowance for loan losses, focuses on changes in the size and character of the loan portfolio, changes in the level of impaired and non-performing loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category. Due to the fact each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. Management allocates the allowance for loan losses by product line for both performing and non-performing loans based on historical loss experience. In addition to the above assessment of general reserves, the Company also may establish specific valuation allowances. Specific valuation allowances are established for specific loans with probable loss exposure, based on the expected net realizable value. Estimates of credit losses reflects consideration of all significant factors that affect collectibility of the loan as of the evaluation date. Based upon the above evaluation process, the Company calculates an allowance requirement which is compared to the actual allowance outstanding.

The allocation methods used for September 30, 2001 and 2000 were generally consistent. For 2001, the amount allocated to commercial loans decreased to 25% of the allowance for loan losses compared to 32% in the prior year. The decrease was a function of changes in the commercial loan portfolio including, a decrease in the category gross loan balance, a decrease in the amount of loans in non-performing status in fiscal 2001 compared to the prior year (66% versus 89%, respectively) and a decrease in the amount of these loans in criticized loan categories for which specific allocations were made for fiscal 2001 compared to fiscal 2000. Although the amount allocated to commercial loans was relatively unchanged, this was partially due to specific provisions being offset by charge-offs within that category during fiscal 2001. (For further information see "Non-Performing Assets"). For 2001, the amount allocated to total mortgage loans increased to 60% of the allowance for loan losses compared to 53% in the prior year. The increase was a function of an increase in the amount of loans in non-performing status in fiscal 2001 compared to the prior year and an increase in the amount of these loans in criticized loan categories for which specific allocations were made for fiscal 2001 compared to fiscal 2000.

The following table shows the Company's total allowance for loan losses and the allocation to the various categories of loans at the dates indicated.

                                                                             At September 30,
                                         ------------------------------------------------------------------------------------------
                                                     2001                           2000                           1999
                                         ----------------------------   ----------------------------   ----------------------------
                                                               % of                           % of                           % of
                                                    % of     Loans in              % of     Loans in              % of     Loans in
                                                    Total    Category             Total     Category             Total     Category
                                                  Loans by   to Total            Loans by   to Total            Loans by   to Total
                                         Amount   Category     Loans    Amount   Category    Loans     Amount   Category    Loans
                                         -------  --------   --------   -------  --------   --------   -------  --------   --------
                                                                          (In thousands)
Allowance Allocations:
   Mortgage loans:
     One- to four-family ..............  $ 2,024      0.55%      27.7%  $ 1,555      0.33%      34.0%  $ 1,368      0.34%      32.1%
     Multi-family .....................      699      0.55%       9.5%      717      0.55%       9.5%    1,032      0.64%      13.0%
     Commercial real estate ...........    3,045      0.84%      27.3%    2,318      0.76%      22.4%    2,879      1.14%      20.3%
     Home equity ......................    1,254      0.57%      16.7%      948      0.50%      13.8%      949      0.61%      12.6%
                                         -------             --------   -------             --------   -------             --------
   Total mortgage loans ...............    7,022                 81.2%    5,538                 79.7%    6,228                 78.0%
   Consumer ...........................    1,707      1.58%       8.2%    1,578      1.25%       9.2%    1,059      0.71%      12.0%
   Commercial .........................    2,957      2.10%      10.6%    3,288      2.16%      11.1%    2,069      1.67%      10.0%
                                         -------             --------   -------             --------   -------             --------
     Total allowance for loan losses ..  $11,686                100.0%  $10,404                100.0%  $ 9,356                100.0%
                                         =======             ========   =======             ========   =======             ========


                                                                               At September 30,
                                              -------------------------------------------------------------------------------
                                                               1998                                     1997
                                              -------------------------------------    --------------------------------------
                                                                            % of                                      % of
                                                              % of        Loans in                      % of        Loans in
                                                             Total        Category                     Total        Category
                                                            Loans by      to Total                    Loans by      to Total
                                                Amount      Category        Loans        Amount       Category       Loans
                                              ----------   ----------    ----------    ----------    ----------    ----------
                                                                              (In thousands)
Allowance Allocations:
    Mortgage loans:
      One- to four-family .................   $    1,186         0.36%         33.4%   $      925          0.32%         36.6%
      Multi-family ........................          765         0.73%         10.8%          670          0.66%         12.9%
      Commercial real estate ..............        2,035         1.19%         17.6%        1,281          1.46%         11.2%
      Home equity .........................          746         0.52%         14.7%          629          0.55%         14.7%
                                              ----------                 ----------    ----------                  ----------
    Total mortgage loans ..................        4,732                       76.5%        3,505                        75.4%
    Consumer ..............................        1,074         0.80%         13.8%          717          0.59%         15.4%
    Commercial and agriculture ............        1,724         1.84%          9.7%        1,980          2.74%          9.2%
                                              ----------                 ----------    ----------                  ----------
      Total allowance for loan losses .....   $    7,530                      100.0%   $    6,202                       100.0%
                                              ==========                 ==========    ==========                  ==========

INVESTMENT ACTIVITIES

GENERAL

The investment policy of the Company is designed primarily to provide and maintain required liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The Company's investment policy permits investment in various types of liquid assets permissible under Office of Thrift Supervision ("OTS") regulations, which include U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances and the purchase of federal funds. The Company also invests in corporate debt and equity securities, asset-backed securities, mortgage-backed securities ("MBSs") and collateralized repurchase agreements, municipal securities, mortgage mutual funds, collateralized mortgage obligations ("CMOs"), real estate mortgage investment conduits ("REMICs"), interest-only stripped securities ("IOs"), principal-only stripped securities ("POs") and CMO residuals. At the time of purchase, all of the Company's investments are investment grade as rated by at least one of the major rating agencies.

The Company determines the appropriate classification of securities at the time of purchase based on regulatory and accounting guidelines. The Company has incorporated the requirements of those guidelines into the Company's investment policy and has categorized its investments in three separate categories: (i) Held to Maturity: debt and mortgage-backed and related securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are carried at amortized cost; (ii) Available for Sale: debt and mortgage-backed and related securities not classified as held to maturity, or trading and marketable equity securities not classified as trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity and accumulated other comprehensive income (loss); and (iii) Trading: the Company maintains a separate portfolio of assets which are carried at market value and have been acquired for short term/trading purposes, to enhance the Company's financial results, with unrealized gains or losses recognized in current income.

INVESTMENT SECURITIES PORTFOLIO

                                                                  At September 30,
                                                        ------------------------------------
                                                           2001         2000         1999
                                                        ----------   ----------   ----------
                                                                   (In thousands)
Investment Securities Available for Sale (AFS):
U. S. Treasury obligations and obligations of
     U. S. Government agencies ......................   $   36,009   $  218,116   $  218,520
Corporate notes and bonds ...........................           --           99        1,099
Marketable equity securities ........................        5,558        1,746        3,503
Mortgage-backed and related securities ..............      615,126      802,531      934,954
                                                        ----------   ----------   ----------
     Total amortized cost ...........................   $  656,693   $1,022,492   $1,158,076
                                                        ==========   ==========   ==========
     Total fair value and carrying value ............   $  658,630   $  991,766   $1,136,528
                                                        ==========   ==========   ==========

Investment Securities Held to Maturity (HTM):
State and municipal obligations .....................   $       --   $      510   $      810
Mortgage-backed and related securities ..............       95,384       27,088       39,475
                                                        ----------   ----------   ----------
     Total amortized cost and carrying value ........   $   95,384   $   27,598   $   40,285
                                                        ==========   ==========   ==========
     Total fair value ...............................   $   96,237   $   27,001   $   40,084
                                                        ==========   ==========   ==========

Total Investment Securities:
     Total amortized cost ...........................   $  752,077   $1,050,090   $1,198,361
     Total fair value ...............................      754,867    1,018,767    1,176,612
     Total carrying value ...........................      754,014    1,019,364    1,176,813

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

When purchased by the Company, these securities have credit ratings of A or better and meet the Federal Financial Institutions Examination Council definition of low-risk securities. At September 30, 2001, private-issue mortgage-backed securities, CMOs and REMICs totaled $603.3 million, 98% of which had a credit rating of AAA and 2% of which had a credit rating of AA. At September 30, 2000, private-issue mortgage-backed securities, CMOs and REMICs totaled $624.1 million, 97% of which had a credit rating of AAA and, 3% of which had a credit rating of AA.

The Company continued to reduce the amount of its mortgage-backed securities portfolio during the year ended September 30, 2001, and management anticipates that this type of balance sheet restructuring will be an ongoing strategic initiative of the Company in fiscal 2002. During fiscal 2001, the Company reduced the size of the mortgage-backed securities and investment securities portfolios from $1.0 billion at September 30, 2000 to $754.0 million at September 30, 2001. The reduction in the portfolios was accomplished through repayments of principal, scheduled maturities and sales during fiscal 2001. The Company used the funds generated from the reduction in the mortgage-backed securities and investment securities portfolios to fund the growth in the loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity.

At September 30, 2001, the aggregate securities of any single issuer (excluding securities of the U.S. government and U.S. government agencies and corporations) did not exceed 10% of the Company's shareholders' equity.

COMPOSITION OF THE COMPANY'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO

Held to Maturity. At September 30, 2001, the Company held $95.4 million in its mortgage-backed and related securities held to maturity portfolio. The estimated market value of those securities at that date was $96.2 million. Of this amount, at September 30, 2001, 90% were fixed rate REMIC securities and 10% were fixed rate GNMA securities. At September 30, 2001, the mortgage-backed and related securities held to maturity portfolio represented 4.3% of the Company's total assets compared to $27.1 million or 1.1% of total assets at September 30, 2000.

Under SFAS No. 133, the Company was allowed a one-time opportunity to reclassify investment assets from held to maturity to available for sale. The Company reclassified all municipal securities held to maturity upon the adoption of FAS 133 to available for sale. The amortized cost and fair value of the securities transferred was $510,000 and $522,000, respectively, at October 1, 2000. During the quarter ended March 31, 2001, all municipal securities held by the Company were sold.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities held to maturity at September 30, 2001.

                                   ------------------------------------------------------------------------------------------------
                                     Over five years to
                                          ten years             Over ten years                           Total
                                   ----------------------   ----------------------   ----------------------------------------------
                                                                                      Average
                                                Weighted                 Weighted    Remaining               Estimated    Weighted
                                   Amortized    Average     Amortized    Average      Years to   Amortized      Fair       Average
                                      Cost       Yield         Cost       Yield       Maturity      Cost       Value       Yield
                                   ----------  ----------   ----------  ----------   ----------  ----------  ----------  ----------
                                                                            (In thousands)
Participation certificates:
GNMA ............................  $       --          --   $    9,744        6.59%       29.98  $    9,744  $    9,964        6.59%

REMICs:
Private Issue ...................       1,567        6.48%      84,073        6.40%       27.67      85,640      86,273        6.40%
                                   ----------               ----------                           ----------  ----------
                                   $    1,567               $   19,832                           $   95,384  $   96,237
                                   ==========               ==========                           ==========  ==========

Available for Sale. At September 30, 2001, the Company had mortgage-backed and related securities available for sale with an amortized cost of $615.1 million and an estimated market value of $617.0 million which comprised 28.0% of total assets. Of these, $15.8 million were private issue MBSs, $99.3 million were agency REMICs, and $501.9 million were private issue REMICs. At September 30, 2000, the Company's mortgage-backed and related securities available for sale with an amortized cost of $802.5 million and an estimated market value of $777.9 million which comprised 31.2% of total assets. Of these, $28.7 million were MBSs issued by various federal agencies, $42.7 million were private issue MBSs, $152.2 million were agency REMICs, and $554.3 million were private issue REMICs. Although there may be various subordination levels within the MBS or REMIC structure or levels of collateral underlying the securities that should protect the Company's position in the securities, private issue securities represent an additional level of credit risk when compared with agency issue securities.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities available for sale at September 30, 2001.

                                   ------------------------------------------------------------------------------------------------
                                     Over five years to
                                          ten years             Over ten years                           Total
                                   ----------------------   ----------------------   ----------------------------------------------
                                                                                      Average
                                               Weighted                 Weighted     Remaining               Estimated    Weighted
                                   Amortized    Average     Amortized    Average      Years to   Amortized      Fair       Average
                                      Cost       Yield         Cost       Yield       Maturity      Cost       Value        Yield
                                   ----------  ----------   ----------  ----------   ----------  ----------  ----------   ---------
                                                                            (In thousands)
Participation certificates:
Private Issue ...................  $       13       10.73%  $   16,443        3.96%       19.05  $   16,456  $   15,813        3.97%

REMICs:
FNMA ............................          --          --       13,549        5.73%       22.59      13,549      13,716        5.73%
FHLMC ...........................          --          --       85,832        5.68%       23.25      85,832      85,595        5.68%
Private Issue ...................      38,485        6.38%     460,804        5.54%       26.69     499,289     501,845        5.61%
                                   ----------               ----------                           ----------  ----------
                                   $   38,508               $  576,628                           $  615,126  $  616,969
                                   ==========               ==========                           ==========  ==========


Trading. At September 30, 2001 and 2000, the Company did not have any securities in its trading portfolio. The trading portfolio of the Company has typically carried various mortgage-backed or related securities that are purchased for short-term trading profits or securities that are required to be classified as such by regulatory definition. The Company may from time to time originate mortgage loans which are swapped for mortgage-backed securities backed by the original loans. These securities are classified as trading securities by the Company as it is the Company's intent to sell those securities over a short period of time.

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

COMPOSITION OF THE COMPANY'S DEBT AND EQUITY SECURITIES PORTFOLIO

Held to Maturity. At September 30, 2001, the Company did not have any debt and equity securities held to maturity.

Available for Sale. At September 30, 2001, the Company had debt and equity securities available for sale with an amortized cost of $41.6 million and an estimated market value of $41.7 million. Of the total amount, $36.1 million were U.S. Treasury or agency obligations and $5.6 million were marketable equity securities, primarily shares of mutual funds invested in bank or thrift eligible securities.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities, excluding marketable equity securities, available for sale at September 30, 2001.

                                ------------------------------------------------------------------------
                                                           Over five years to
                                  Less than one year           ten years              Over ten years
                                ----------------------   ----------------------   ----------------------
                                             Weighted                 Weighted                 Weighted
                                Amortized    Average     Amortized    Average     Amortized    Average
                                   Cost       Yield         Cost       Yield         Cost       Yield
                                ----------  ----------   ----------  ----------   ----------  ----------
                                                             (In thousands)
U.S. Treasury and agency
   obligations ...............  $    1,009        5.15%  $   25,000        6.92%  $   10,000        6.50%
                                ----------               ----------               ----------
                                $    1,009               $   25,000               $   10,000
                                ==========               ==========               ==========


                                 -------------------------------------------------
                                                       Total
                                 -------------------------------------------------
                                   Average
                                  Remaining                 Estimated    Weighted
                                  Years to     Amortized      Fair        Average
                                  Maturity       Cost         Value        Yield
                                 ----------   ----------   ----------   ----------
                                                 (In thousands)
U.S. Treasury and agency
   obligations ...............         6.76   $   36,009   $   36,103         5.81%
                                              ----------   ----------
                                              $   36,009   $   36,103
                                              ==========   ==========


AFFORDABLE HOUSING ACTIVITIES

The Company, through the Bank's subsidiary St. Francis Equity Properties, Inc. ("SFEP"), invests in affordable housing properties throughout the State of Wisconsin. The properties qualify for tax credits under Section 42 of the Internal Revenue Code ("Code"). Typically, SFEP will commit to the equity funding of a specific property that a developer has submitted to WHEDA for approval and received. The developer then builds the property, generally with financing from the Bank, with final equity funding from SFEP coming at the completion of construction. Each property is structured as a limited liability partnership ("LLP") or limited liability corporation ("LLC"), with SFEP being a 98% or 99% partner or member in each individual LLP or LLC.

The financial condition, results of operations and cash flows of each LLP or LLC is consolidated in the Company's financial statements. The operations of the properties are not expected to contribute significantly to the Company's net income before income taxes. However, the properties do contribute in the form of income tax credits, which lower the Company's effective tax rate. Once established, the credits on each property last for ten years and are passed through from the LLP or LLC to SFEP and reduce the consolidated federal tax liability of the Company. Gross revenues of SFEP were $3.0 million, $3.0 million and $3.7 million for the years ended September 30, 2001, 2000 and 1999 respectively. Gross expenses of SFEP were $3.1 million, $3.2 million and $3.8 million for each of the three years, respectively. The net operating loss of SFEP results in an income tax benefit which is then increased by the income tax credits which totaled $2.6 million, $2.6 million and $3.0 million for the years ended September 30, 2001, 2000 and 1999, respectively.

At September 30, 2001, the amount invested in affordable housing projects was $26.3 million compared with $27.1 million at September 30, 2000. SFEP was an equity partner in 12 projects in each of those years. During the year ended September 30, 1999, the Company realized gains of $1.2 million on the sale of 13 affordable housing projects which had been classified as real estate held for sale at September 30, 1998. The Company's decision to dispose of several properties was the result of a review of its consolidated federal tax return. Under the alternative minimum tax rules, the Company was carrying forward tax credits that it had not utilized on its tax return. Although all tax credits were expected to be used before their expiration, sale of the properties allowed the Company to utilize tax credits sooner on its consolidated federal tax return. At September 30, 2001, the Company was able to utilize all current year tax credits as well as the tax credit carryforward of $4.8 million from the year ended September 30, 2000.

The primary risk to the Company's results of operations from the affordable housing investments involves the maintenance of the tax credits. The Company has instituted several procedures which it believes will result in the maintenance of the tax credits. Those procedures include an outside audit of the individual LLP or LLC, including tenant compliance records, an outside audit of the original development costs, review of the LLP or LLC and tenant compliance records by the Company's staff, and a review of audit and compliance records of the LLP or LLC performed by WHEDA. The Company believes that it has maintained compliance on all of its properties and that through September 30, 2001, no income tax credits are at risk. Other risks of the affordable housing investments include the risks common to the owning and operating of apartment units.

SOURCES OF FUNDS

GENERAL

The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, including brokered deposits, proceeds from principal and interest payment on loans, mortgage-backed and related securities and debt and equity securities, FHLB advances, and to a lesser extent, reverse repurchase agreements. Loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels, or they also may be used on a longer-term basis to support expanded lending or investment activities. The Company utilizes advances from the FHLB and reverse repurchase agreements as sources for its borrowings. At September 30, 2001 and 2000, the Company had advances from the FHLB of $513.4 million or 25.1% of total liabilities, and $532.0 million or 22.5% of total liabilities, respectively. At September 30, 2001 and 2000, the Company had reverse repurchase agreements outstanding of zero and $246.0 million or 10.4% of total liabilities, respectively. Of the Company's outstanding FHLB advances at September 30, 2001, $440.0 million will mature or may be called before September 30, 2002.

DEPOSITS

The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of demand accounts (checking and money market demand accounts), passbook, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas in which its branches are located, and the Company relies principally on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types of advertising and promotions to attract and retain deposit accounts also are used. Deposit promotions may involve the use of specific advertising for a type of deposit or it may include some form of pricing incentive: either a deposit product with a higher rate than currently offered by most competitors in the Company's market area, or a temporary pricing concession for a limited period of time. The Company also uses brokered deposits as a funding source for its business activities. The brokered deposits are used to fund the general operating activities of the Company. At September 30, 2001, the Company had $224.4 million of brokered deposits, representing 15.5% of total deposits, compared to $341.3 million or 23.2% of total deposits at September 30, 2000. Maturities of brokered certificates range from 36 days to 7.62 years and include certificates that are callable at the option of the Company. The average maturity of brokered deposits was 39 months at September 30, 2001 and 67 months at September 30, 2000. The Company has used brokered deposits to fund operational activities when such funds offer a better or quicker funding source than retail deposits or FHLB advances.

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

At September 30, 2001, the Company had outstanding $80.7 million in certificates of deposit, net of brokered deposits, in amounts of $100,000 or more maturing as follows:

                                                   Amount at
                                              September 30, 2001
                                              ------------------
                                                (In thousands)
Three months or less ......................   $           16,431
Over three through six months .............               26,052
Over six months through twelve months .....               21,942
Over twelve months ........................               16,293
                                              ------------------
                    Total .................   $           80,718
                                              ==================

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

                                                                  September 30,
                                 ------------------------------------------------------------------------------
                                                 2001                                     2000
                                 -------------------------------------    -------------------------------------
                                               Percent       Average                    Percent       Average
                                               of Total       Stated                    of Total       Stated
                                   Amount      Deposits        Rate         Amount      Deposits        Rate
                                 ----------   ----------    ----------    ----------   ----------    ----------
                                                                 (In thousands)
Demand deposits:
    Non-interest bearing .....   $   95,554          6.6%           --    $   87,072          5.9%           --
    Interest bearing .........       84,004          5.8%         0.69%       78,580          5.3%         0.80%
Passbook accounts ............       88,705          6.1%         1.52%       91,544          6.2%         1.95%
Money market
    demand accounts ..........      435,233         30.0%         2.87%      369,038         25.1%         5.26%
Certificates .................      745,824         51.5%         5.09%      845,647         57.5%         6.25%
                                 ----------   ----------                  ----------   ----------
Total deposits ...............   $1,449,320        100.0%         3.61%   $1,471,881        100.0%         5.07%
                                 ==========   ==========                  ==========   ==========


                                              September 30,
                                 -------------------------------------
                                                  1999
                                 -------------------------------------
                                               Percent       Average
                                               of Total       Stated
                                   Amount      Deposits        Rate
                                 ----------   ----------    ----------
                                            (In thousands)
Demand deposits:
    Non-interest bearing .....   $   73,906          5.0%           --
    Interest bearing .........       68,621          4.6%         1.14%
Passbook accounts ............      115,638          7.8%         2.29%
Money market
    Demand accounts ..........      360,360         24.3%         4.29%
Certificates .................      865,778         58.3%         5.66%
                                 ----------   ----------
Total deposits ...............   $1,484,303        100.0%         4.58%
                                 ==========   ==========

BORROWINGS AND OTHER FINANCING TRANSACTIONS

Although deposits are the Company's largest source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The primary source of borrowing is advances from the FHLB which are collateralized by the capital stock of the FHLB held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB will advance to member institutions for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the OTS and the FHLB. At September 30, 2001, the Company's FHLB advances totaled $513.4 million, representing 25.1% of total liabilities, a decrease from the $532.0 million outstanding at September 30, 2000. At September 30, 2001, the Company had additional borrowing capacity of $258.0 million from the FHLB; however, additional securities may have to be pledged as collateral and additional FHLB stock may have to be purchased.

Of the Company's outstanding FHLB advances at September 30, 2001, $440.0 million will mature or may be called before September 30, 2002. Included in the amount maturing within one year are $420.0 million of convertible fixed rate advances ("CFA" or "CFAs"). A CFA is an advance that allows the FHLB to demand repayment prior to the stated maturity date of the advance in accordance with its contractual terms. In the event interest rates rise, the FHLB will more than likely exercise its right to demand repayment of the CFA. In that case, the Bank will have the option of seeking alternative funding arrangements, if necessary, which may be to enter into another CFA at the then prevailing interest rates or entering into other funding arrangements. At September 30, 2001, the $420.0 million of outstanding CFAs have a maturity of four to ten years and are puttable by the FHLB during the next fiscal year and quarterly thereafter.

The Company also utilizes reverse repurchase agreements as a funding source. A reverse repurchase agreement is a transaction between the Company and a broker whereby the Company borrows money against a specific asset, generally a mortgage-backed and related security, for a set interest rate for a specified term. The reverse repurchase agreements generally have terms of 30 to 60 days. At September 30, 2001 and 2000, the Company had zero and $246.0 million, respectively, of reverse repurchase agreements.

The Company's borrowings from time to time include Federal funds purchased. At September 30, 2001 and 2000, the Company had $16.8 million and $45.0 million, respectively, of Federal funds purchased.

In fiscal 1997, the Company established a line of credit with a third party lending institution for purposes of funding corporate activities of the Company. These typically include dividends, share repurchases and acquisitions. Dividends received from the Bank are used as the primary source of cash to pay principal and interest on the line of credit. The line of credit has a maximum borrowing amount of $40.0 million and is collateralized by the stock of the Bank. At September 30, 2001 and 2000, the Company had $36.0 million outstanding in each year on the line of credit.

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

                                                               At or For the Years Ended September 30,
                                                                  2001          2000          1999
                                                               ----------    ----------    ----------
                                                                           (In thousands)
FHLB advances:
      Average balance outstanding ..........................   $  513,948    $  572,800    $  580,842
      Maximum amount outstanding at any month-end during
            the year .......................................      545,500       634,446       645,051
      Balance outstanding at end of year ...................      513,438       532,000       607,546
      Weighted average interest rate during the year(1) ....         5.62%         5.42%         4.94%
      Weighted average interest rate at end of year ........         5.56%         5.61%         5.02%
Reverse repurchase agreements:
      Average balance outstanding ..........................   $  129,960    $  211,572    $  125,210
      Maximum amount outstanding at any month-end during
            the year .......................................      280,188       260,579       205,010
      Balance outstanding at end of year ...................           --       245,993       177,654
      Weighted average interest rate during the year(1) ....         4.77%         6.06%         4.29%
      Weighted average interest rate at end of year ........           --          6.59%         5.35%
Bank line of credit:
      Average balance outstanding ..........................   $   33,917    $   26,417    $   24,750
      Maximum amount outstanding at any month-end during
            the year .......................................       36,000        36,000        30,000
      Balance outstanding at end of year ...................       36,000        36,000        30,000
      Weighted average interest rate during the year(1) ....         6.44%         7.44%         6.39%
      Weighted average interest rate at end of year ........         4.70%         7.90%         6.62%
Total advances, reverse repurchase agreements
      and bank line of credit:
      Average balance outstanding ..........................   $  677,825    $  810,789    $  730,802
      Maximum amount outstanding at any month-end during
            the year .......................................      861,688       931,025       851,601
      Balance outstanding at end of year ...................      549,438       813,993       806,200
      Weighted average interest rate during the year(1) ....         5.67%         5.65%         4.99%
      Weighted average interest rate at end of year ........         5.30%         5.65%         5.16%

(1) Computed on the basis of average daily balances.

SUBSIDIARY ACTIVITIES

During the fiscal year ended September 30, 2001, the Bank had four wholly owned subsidiaries: SF Insurance Services Corporation ("SF Insurance"), St. Francis Equity Properties, Inc. ("SFEP"), SF Investment Corporation ("SF Investment") and St. Francis Mortgage Corporation ("SF Mortgage").

SF Insurance. SF Insurance is a Wisconsin corporation and offers fixed annuities, indexed annuities, life insurance, disability income and survivorship life sold exclusively through licensed agents who also are employees of the Bank. The Bank is reimbursed by SF Insurance for administration and sales services provided by the Bank to SF Insurance. At September 30, 2001, the Bank's total investment in SF Insurance was approximately $319,000, and SF Insurance's assets of $350,000 consisted primarily of cash.

SFEP. SFEP is a Wisconsin corporation incorporated in February 1993 to own, operate and develop multi-family rental property, either as a limited partner or through other ownership status, for investment and subsequent resale. Properties include projects for low-to-moderate income housing, which would qualify for tax credits under Section 42 of the Code. SFEP is currently a limited partner in 12 projects within the state of Wisconsin. Additionally, the Bank has provided financing to all of the projects. However, the primary return to the Company on these projects is in the form of tax credits earned over the first ten years of the projects life. At September 30, 2001, the Bank had loans outstanding to such projects of $13.4 million. At September 30, 2001, the Bank's total investment in SFEP was approximately $8.3 million and SFEP's assets of $28.3 million consisted primarily of its interests in the properties developed. See "-Affordable Housing Activities."

SF Investment. SF Investment is a company incorporated in Nevada for the purpose of managing a portion of the Bank's investment portfolio. At September 30, 2001, the Bank's total investment in SF Investment was approximately $399.5 million and the assets consisted primarily of mortgage-backed and related securities.

SF Mortgage. SF Mortgage is a Wisconsin corporation with an office in Illinois that is in the business of purchasing loans originated by mortgage brokers in the Midwest and then selling these loans to various investors. At September 30, 2001, the Bank's total investment in SF Mortgage was approximately $544,000, and SF Mortgage's assets of $6.9 million consisted primarily of mortgage loans held for sale.

PERSONNEL

As of September 30, 2001, the Company had 392 full-time employees and 142 part-time employees. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good.

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

REGULATION AND SUPERVISION

References in this section to applicable laws and regulations are brief summaries only. All such summaries are qualified in their entirety by the applicable laws and regulations, which you should consult to understand their details and operation.

GENERAL

The Company is a unitary thrift holding company registered with and subject to regulation by the OTS under the Home Owners' Loan Act of 1933, as amended (the "HOLA"). The Company is required to file certain reports and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission (the "SEC") under the federal securities laws. The Bank, as a federally-chartered savings bank, is subject to regulatory oversight by its primary regulator, the OTS. As an insured-depository institution the Bank is also subject to oversight by the FDIC. In addition, the Bank is subject to certain limited regulation by the Federal Reserve Board.

HOLDING COMPANY REGULATIONS

The Company is subject to examination by the OTS, which could take enforcement action if it determined that the Company's actions presented a risk to the safety, soundness, or stability of the Bank. OTS approval is required before the Company or any other person may acquire control of more than 5% of the voting shares of another institution whose deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. (See "New Financial Services Act" below for further applicable regulation).

REGULATION OF FEDERAL SAVINGS BANKS

The OTS has extensive regulatory, supervisory and enforcement authority over the operations of the Bank and its affiliated parties. This regulation and supervision establishes a comprehensive framework of activities in which the entities can engage, is intended primarily for the protection of the insurance fund and depositors, and addresses various issues including, but not limited to, insurance of deposits, capital requirements, and community reinvestment requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The Bank is required to file periodic reports with the OTS Regional Director and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted, examiners may, among other things, require the Bank to provide for higher general or specific loan loss reserves or write down the value of certain assets. The last regular examination by the OTS was in March 2001.

ASSESSMENTS

Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's OTS assessment for the three month period ended June 30, 2001 was $137,000, based on Bank assets as of March 31, 2001 of $2.3 billion and the current OTS assessment rate.

QUALIFIED THRIFT LENDER REQUIREMENT

In order for the Bank to exercise the powers granted to SAIF-insured institutions and maintain full access to FHLB advances, it must qualify as a qualified thrift lender ("QTL"). Under the HOLA and OTS regulations, a savings institution is required to maintain a level of qualified thrift investments equal to at least 65% of its "portfolio assets" (as defined by statute) on a monthly basis for nine out of 12 months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of the residential mortgages and related investments. As of September 30, 2001, the Company maintained 83.2% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

NEW FINANCIAL SERVICES ACT

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act" or "Act") was signed into law. The new law does a number of things intended to increase competition in the financial services area, including repealing sections of the 1933 Glass-Steagall Act so that financial firms, such as banks, securities and insurance firms can affiliate with each other, through the formation of financial holding companies. The Act appoints the Federal Reserve as the "umbrella" regulator for such entities. The Act also restricts the chartering and transferring of unitary thrift holding companies, although it does not restrict the operations of unitary holding companies which were in existence prior to May 4, 1999, and which continue to meet the test and control only a single savings institution. Since the Company was treated as a unitary holding company prior to May 4, 1999 and is in compliance with the QTL test, the Act will not prohibit it from engaging in nonfinancial activities or acquiring nonfinancial subsidiaries; however, the Act would restrict any nonfinancial entity from acquiring the Company, unless that entity was, or had submitted an application to become, a unitary savings and loan holding company prior to May 4, 1999. The Act provided a number of consumer protections, including provisions aimed at protecting the privacy of consumer information. Many of the Act's provisions, including those pertaining to consumer privacy, require regulatory action, including the promulgation of regulations, to become effective. The regulation implementing the Act's consumer privacy requirements became effective July 1, 2001, requiring among other things that the Bank (i) provide new customers with a notice explaining their privacy rights at the time they become customers, (ii) provide an initial privacy rights notice to existing customers, (iii) provide an annual privacy rights notice to all continuing customers, (iv) implement internal privacy safeguards, and (v) not disclose protected information to any unaffiliated third party (except as required to effect, administer or enforce a transaction requested by the customer or certain other limited exceptions) without first giving the customer the option to elect not to allow such disclosure. The Bank does not believe that compliance with the new consumer privacy provisions will have a significant impact on its business. It is too early to assess the eventual impact of the Act or other implementing regulations on the financial services industry in general or on the specific operations of the Company and the Bank.

INSURANCE OF DEPOSIT ACCOUNTS

The bank is a member of the Savings Association Insurance Fund ("SAIF"). The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments and is required under federal law to establish assessment rates that will maintain the insurance fund's ratio of reserves to insured deposits at $1.25 per $100. The SAIF currently meets that requirement, although a failure to do so in the future might result in an increase in SAIF insurance premiums which could, depending on the size of such increase, have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of deposit insurance.

CAPITAL REQUIREMENTS

OTS REGULATION

For the fiscal years ended September 30, 2001 and 2000, the OTS capital regulations require savings institutions to meet two capital standards: (i) "tier 1 core capital" in an amount not less than 4% of adjusted total assets and
(ii) "risk-based capital" of at least 8% of risk-weighted assets. Savings institutions must meet both standards to comply with the capital requirements.

The following table summarizes the Bank's capital ratios and the ratios required by federal regulations:

                                                                To Be Adequately                          To Be Well
                                                                Capitalized Under                     Capitalized Under
                                                                Prompt Corrective                     Prompt Corrective
                                        Actual                  Action Provisions                     Action Provisions
                                   ----------------    ----------------------------------    -----------------------------------
                                    Amount    Ratio          Amount             Ratio              Amount             Ratio
                                   --------   -----    ------------------   -------------    ------------------   --------------
                                                                         (In thousands)
As of September 30, 2001:

Tangible capital..............     $178,436    8.14%   > or = to $ 87,666   > or = to 4.0%   > or = to $109,582   > or = to  5.0%
Core capital .................      178,436    8.14%   > or = to   87,666   > or = to 4.0%   > or = to  109,582   > or = to  5.0%
Tier 1 risk-based capital.....      178,436   12.61%   > or = to   56,586   > or = to 4.0%   > or = to   84,879   > or = to  6.0%
Risk-based capital............      189,656   13.41%   > or = to  113,172   > or = to 8.0%   > or = to  141,465   > or = to 10.0%

As of September 30, 2000:

Tangible capital..............     $169,261    6.78%   > or = to $ 99,893   > or = to 4.0%   > or = to $124,866   > or = to  5.0%
Core capital .................      169,261    6.78%   > or = to   99,893   > or = to 4.0%   > or = to  124,866   > or = to  5.0%
Tier 1 risk-based capital.....      169,261   10.92%   > or = to   61,995   > or = to 4.0%   > or = to   92,993   > or = to  6.0%
Risk-based capital............      179,330   11.57%   > or = to  123,991   > or = to 8.0%   > or = to  154,989   > or = to 10.0%

Unrealized gains and losses on securities available for sale are not included in the above tangible, core and risk-based capital amounts.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act of 1977, as amended (the "CRA"), a depository institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal regulators to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications from such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings and requires an institution's primary regulator to provide a written evaluation of an institution's performance. The Bank's latest CRA rating, received in April 2001, was "Satisfactory."

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

Members of the FHLB-Chicago are required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to 1% of their aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. Further, at no time shall advances (borrowings) from the FHLB-Chicago exceed 20 times the amount paid by such member for FHLB-Chicago capital stock. The Bank is in compliance with these requirements with a total investment in FHLB-Chicago stock of $30.4 million at September 30, 2001.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions and make advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At September 30, 2001, the Bank had $513.4 million in advances from the FHLB-Chicago. See "Business of the Company."

RESERVE REQUIREMENTS

Regulation D, promulgated by the Federal Reserve Board ("FRB"), imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts). Regulation D, requires that a depository institution maintain average daily reserves equal to 3% on the first $46.5 million of transaction accounts. There is no reserve requirement on non-personal deposits. In addition, the first $4.9 million of otherwise reservable liabilities are exempt from the reserve requirement. The Bank must reserve for transaction accounts in excess of $46.5 million in an amount equal to 10% of such excess. These levels and percentages are subject to adjustment by the FRB. As of September 30, 2001, the Bank was in compliance with Regulation D reserve requirements.

OTHER FEDERAL LAWS

RESTRICTIONS ON LOANS TO INSIDERS

Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board establish limits on the total amount an institution may lend to its executive officers, directors, and principal shareholders, and their related interests (collectively referred to in this section as "insiders"). Generally, an insider may borrow an aggregate amount not exceeding 15% of the institution's unimpaired capital and unimpaired surplus on an unsecured basis and an additional 10% on a secured basis. The regulations limit, with certain exceptions, the aggregate amount a depository institution may lend to its insiders as a class to an amount not exceeding the institution's unimpaired capital and unimpaired surplus.

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

ITEM 2. PROPERTIES

The Company conducts its business through 22 full-service locations, two limited service offices in residential retirement communities, three loan production offices and a mortgage banking subsidiary based in Illinois. Eleven of the full-service branches are located in Milwaukee County, five are in Waukesha County, four are in Washington County, one in Ozaukee County, and one is in Walworth County. Management believes the current facilities are adequate to meet the present and immediately foreseeable needs of the Company. The total net book value of property owned by the Company was $21.1 million at September 30, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the three months ended September 30, 2001.

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

JAMES S. ECKEL, age 46, is an Executive Vice President of the Bank. Mr. Eckel has held his position with the Bank since January 1999. Prior to that Mr. Eckel was a Senior Vice President of the Bank.

JUDITH M. GAUVIN, age 43, is an Executive Vice President of the Bank. Ms. Gauvin has held her position with the Bank since October 1999. Prior to that Ms. Gauvin was a Senior Vice President of the Bank.

JAMES C. HAZZARD, age 56, is an Executive Vice President of the Bank. Mr. Hazzard has held his position with the Bank since September 1997. From November 1994 to September 1997, Mr. Hazzard was President of Bank Wisconsin.

WILLIAM R. HOTZ, age 56, is Secretary and General Counsel of the Company and of the Bank. Mr. Hotz joined the Company in those positions in May 1997. Prior to joining the Company and the Bank, Mr. Hotz was a shareholder of the law firm of von Briesen, Purtell & Roper, s.c.

WILLIAM T. JAMES, age 42, is an Executive Vice President of the Company and the Bank. Mr. James has held those positions since January 1999. Mr. James was a Senior Vice President of the Company and the Bank from 1997 to 1999. Prior to 1997, Mr. James was an Assistant Vice President of the Company and a Vice President of the Bank.

BRADLEY J. SMITH, age 46, is an Executive Vice President of the Bank. Mr. Smith became Executive Vice President of the Bank in January 1997. Prior to joining the Bank, Mr. Smith was a Senior Vice President of Provident Bank in Cincinnati, Ohio.

JON D. SORENSON, age 46, is Chief Financial Officer and Treasurer and is an Executive Vice President of the Company and of the Bank. Mr. Sorenson became Chief Financial Officer and Treasurer of the Company in November 1992, and of the Bank in September 1997. From December 1992 to September 1997, Mr. Sorenson was a Senior Vice President of the Bank.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is currently being traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System over-the-counter exchange under the symbol of STFR. Information required by this item is incorporated by reference to the "Quarterly financial information (Unaudited)" shown in Note 22 to Notes to Consolidated Financial Statements and the "Earnings per share" Note 14 to Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

As of September 30, 2001, there were approximately 1,100 holders of record and approximately 2,500 beneficial holders owning a total of 9,208,244 shares.

The Company paid quarterly dividends of $0.05 per share starting in November 1995 and has increased the dividend by $0.01 per share in each of the following years through fiscal 2001. The dividend was increased $0.05 per share to $0.15 per share in November 2001. No dividends were paid prior to November 1995. The Company executed a two-for-one stock split effective April 19, 1999. While there can be no assurance of the payment of future dividends, the Company anticipates that future dividends, if paid, would be paid on a quarterly basis in February, May, August and November. Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including regulatory restrictions which affect the payment of dividends by the Company's subsidiaries to the Company.

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

On June 30, 2000, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding common stock, or approximately 485,000 shares, commencing June 30, 2000. The repurchased shares became treasury shares and are to be used for the exercise of stock options under the stock option plan and for general corporate purposes. The share repurchase program was completed on September 20, 2001 at an average price of $17.16 per share. This was the eleventh such repurchase program that the Company has undertaken. At September 30, 2001, an aggregate of 6,969,704 shares had been repurchased in all such repurchase programs at an average price of $13.44. On September 18, 2001, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding stock, or approximately 460,000 shares. The repurchase program started on September 20, 2001. At September 30, 2001, 37,800 shares had been repurchased at an average price of $20.68 per share.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.

                                                                  --------------------------------------------------------------
                                                                                          September 30,
                                                                     2001         2000         1999         1998         1997
                                                                  ----------   ----------   ----------   ----------   ----------
                                                                                          (In thousands)
SELECTED FINANCIAL DATA:
Total assets ..................................................   $2,206,266   $2,493,083   $2,476,199   $1,864,176   $1,660,649
Cash and cash equivalents .....................................       38,100       34,747       32,562       30,746       42,858
Loans receivable, net .........................................    1,237,900    1,297,302    1,113,391      855,132      712,875
Mortgage loans held for sale ..................................       18,974        8,066        8,620       23,864       24,630
Debt securities held to maturity ..............................           --          510          810        1,817        3,833
Debt and equity securities available for sale .................       41,661      213,848      216,649      109,061       56,247
Mortgage-backed and related securities held to maturity .......       95,384       27,088       39,475       63,087       66,849
Mortgage-backed and related securities available for sale .....      616,969      777,918      919,879      634,003      620,716
Real estate held for investment ...............................       26,255       27,145       28,402       29,997       51,476
Real estate held for sale .....................................           --           --           --       20,772           --
Deposits ......................................................    1,449,320    1,471,881    1,484,303    1,216,874    1,087,136
Borrowings ....................................................      571,433      864,676      834,738      504,677      420,228
Shareholders' equity ..........................................      160,475      130,923      131,514      121,545      128,530

                                                                            ------------------------------------------------------
                                                                                           Years Ended September 30,
                                                                              2001        2000       1999        1998       1997
                                                                            --------    --------   --------    --------   --------
                                                                                      (In thousands, except per share data)
 SELECTED OPERATING DATA:
 Total interest and dividend income .....................................   $161,135    $174,654   $145,545    $117,909   $108,146
 Total interest expense .................................................    107,591     120,731     93,282      76,063     69,363
                                                                            --------    --------   --------    --------   --------
      Net interest income before provision for loan losses ..............     53,544      53,923     52,263      41,846     38,783
 Provision for loan losses ..............................................      5,527       2,509      1,920       2,300      1,280
                                                                            --------    --------   --------    --------   --------
      Net interest income ...............................................     48,017      51,414     50,343      39,546     37,503
 Other operating income (expense), net
 Loan servicing and loan related fees ...................................      3,298       2,734      2,016       2,125      1,813
 Impairment loss on mortgage-backed securities ..........................         --          --         --          --     (3,400)
 Securities gains (losses) ..............................................        996          12       (253)      1,243      2,015
 Gain on sales of loans .................................................      6,055       1,133      2,806       4,367      1,562
 Other operating income .................................................     10,987      10,326     11,717      11,173      6,672
                                                                            --------    --------   --------    --------   --------
      Total other operating income, net .................................     21,336      14,205     16,286      18,908      8,662
                                                                            --------    --------   --------    --------   --------
 General and administrative expenses(1) .................................     44,318      49,132     43,563      41,831     32,903
                                                                            --------    --------   --------    --------   --------
 Income before income tax expense and cumulative effect of
     change in accounting  principle ....................................     25,035      16,487     23,066      16,623     13,262
 Income tax expense .....................................................      6,967       5,364      6,410       1,826      1,544
                                                                            --------    --------   --------    --------   --------
 Income before cumulative effect of change in accounting
       principle ........................................................     18,068      11,123     16,656      14,797     11,718
 Cumulative effect of a change in accounting for derivative
      instruments and hedging activities, net of income taxes ...........        (84)         --         --          --         --
                                                                            --------    --------   --------    --------   --------
         Net income .....................................................   $ 17,984    $ 11,123   $ 16,656    $ 14,797   $ 11,718
                                                                            ========    ========   ========    ========   ========

         Basic earnings per share:
              Before cumulative effect of a change in accounting
                   principle ............................................   $   1.93    $   1.13   $   1.78    $   1.51   $   1.17
              Cumulative effect of a change in accounting principle .....      (0.01)         --         --          --         --
                                                                            --------    --------   --------    --------   --------
                                                                            $   1.92    $   1.13   $   1.78    $   1.51   $   1.17
                                                                            ========    ========   ========    ========   ========
         Diluted earnings per share:
              Before cumulative effect of a change in accounting
                   principle ............................................   $   1.88    $   1.12   $   1.70    $   1.43   $   1.10
              Cumulative effect of a change in accounting principle .....      (0.01)         --         --          --         --
                                                                            --------    --------   --------    --------   --------
                                                                            $   1.87    $   1.12   $   1.70    $   1.43   $   1.10
                                                                            ========    ========   ========    ========   ========

         Dividends per share ............................................   $   0.40    $   0.36   $   0.32    $   0.28   $   0.24


----------
(1) General and administrative expenses for the year ended September 30, 2000 include the effect of an additional ESOP expense of $7.1 million voluntarily incurred by the Company to repay the remaining loan principal to its ESOP plan. See Note 16 to the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

                                                               --------------------------------------------------------
                                                                       At or For the Years Ended September 30,
                                                                 2001        2000        1999        1998        1997
                                                               --------    --------    --------    --------    --------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios(4):
   Return on average assets ................................       0.76%       0.44%       0.75%       0.87%       0.77%
   Return on average equity ................................      12.08        8.70       13.12       11.29        9.17
   Shareholders' equity to total assets ....................       7.27        5.25        5.31        6.52        7.74
   Average shareholders' equity to average assets ..........       6.33        5.11        5.73        7.71        8.37
   Dividend payout ratio ...................................      21.39       32.14       18.82       19.65       21.82
   Net interest spread during the period(1) ................       2.06        1.98        2.33        2.47        2.45
   Net interest margin(1) ..................................       2.38        2.24        2.51        2.68        2.73
   General and administrative expenses to average assets ...       1.88        1.96        1.97        2.46        2.16
   Other operating income to average assets ................       0.91        0.57        0.74        1.11        0.57
   Average interest-earning assets to average
     interest-bearing liabilities ..........................     106.63      105.20      103.93      104.41      105.82

Asset Quality Ratios:
   Non-performing loans to gross loans(2) ..................       0.77        0.95        0.23        0.29        0.38
   Non-performing assets to total assets(2) ................       0.48        0.53        0.13        0.16        0.21
   Allowance for loan losses to gross loans ................       0.88        0.76        0.75        0.77        0.79
   Allowance for loan losses to non-performing loans(2) ....     113.88       80.17      329.44      263.19      207.08
   Allowance for loan losses to non-performing assets(2) ...     109.59       78.71      291.37      257.52      181.82
   Net charge-offs to average loans ........................       0.32        0.12        0.04        0.12        0.30

Regulatory Capital Ratios(3):
   Tangible ratio ..........................................       8.14        6.78        5.82        6.48        7.14
   Core ratio ..............................................       8.14        6.78        5.82        6.48        7.14
   Tier 1 risk-based ratio .................................      12.61       10.92        9.98       10.23       11.66
   Total risk-based ratio ..................................      13.41       11.57       10.63       10.88       12.21

Other Data:
   Number of deposit accounts ..............................    141,888     141,080     136,292     128,643     119,575
   Number of real estate loans outstanding .................      3,045       3,804       3,482       3,486       3,623
   Number of real estate loans serviced ....................      9,684       9,531       9,046       8,479       7,672
   Mortgage loan originations (in thousands) ...............   $612,965    $412,998    $636,066    $505,849    $310,172
   Consumer loan originations (in thousands) ...............   $ 62,338    $ 51,472    $102,998    $ 93,700    $ 57,157
   Full service customer facilities ........................         22          22          22          21          19

----------

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

(3) Capital ratios are those of St. Francis Bank, F.S.B. only.

(4) Performance ratios for the year ended September 30, 2000 include the effects of the additional ESOP expense of $7.1 million. See Note 16 to the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a unitary thrift holding company engaged in the financial services business serving southeastern Wisconsin through its wholly-owned subsidiary, the Bank. In January 1999, the Company completed the acquisition of the stock of Reliance Bancshares, Inc., which was subsequently merged into the Bank.

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

The Company's operations include four strategic business segments: Retail Banking, Commercial Banking, Mortgage Banking and Investments. Management evaluates the financial performance of each segment primarily based on the individual segments' direct contribution to the Company's net income. Information regarding the net interest income, other operating income, profit and average assets for the fiscal years ended September 30, 2001, 2000 and 1999 is set forth in Note 19 to the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

FINANCIAL CONDITION

Total assets at September 30, 2001 were $2.2 billion, a decrease of $286.8 million from $2.5 billion at September 30, 2000. The primary reason for the decrease is the continuing restructuring of the balance sheet as the Company continues to reduce the size of its mortgage-backed and related securities and investment securities portfolios.

The restructuring of the balance sheet continues to be one of the strategic initiatives of the Company. Throughout fiscal 2000 and 2001, the Company continued to reduce the size of its mortgage-backed securities and investment securities portfolios as repayments, scheduled maturities and sales occurred. Funds received from these repayments, maturities and sales have been and are expected to be used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. This restructuring is part of a long-range plan to make the Company's balance sheet composition more representative of "community banks" with a greater percentage of assets in the loan portfolio as opposed to investments. Management anticipates that this restructuring should improve the Company's margins due to the generally higher interest rates on loans, and this will continue to be an ongoing initiative of the Company in fiscal 2002.

Mortgage-backed and related securities, including securities available for sale, decreased $92.6 million to $712.4 million at September 30, 2001 from $805.0 million at September 30, 2000, which represented 32.3% of total assets in each year. Debt and equity securities decreased $172.7 million to $41.7 million from $214.4 million at September 30, 2000. These decreases were due to repayments, scheduled maturities and sales during the current year. The decrease in mortgage-backed and related securities was partially offset by purchases of $124.7 million during the year ended September 30, 2001. As noted above, in connection with the balance sheet restructuring program, in fiscal 2000 and 2001, the Company reduced the size of its mortgage-backed securities and investment securities portfolios.

Net loans receivable, including loans held for sale, decreased $48.5 million to $1.26 billion at September 30, 2001 from $1.30 billion at September 30, 2000. During fiscal 2001, one-to four-family mortgage loans, consumer loans and commercial loans all decreased, offset by increases in commercial real estate loans and home equity loans. The generally lower interest rate environment during the current year impacted the amount and type of loans originated during fiscal 2001 compared with fiscal 2000. One- to four-family mortgage loans decreased $105.9 million to $298.6 million at September 30, 2001 from $404.5 million at September 30, 2000. The Company's one-to four-family mortgage loan portfolio has a significant level of adjustable rate loans and during periods of declining interest rates, the customers generally convert adjustable rate loans to fixed rate loans. However, fixed rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet. Consumer loans decreased $18.3 million to $108.2 million. The decrease in consumer loans is due to accelerated repayments of consumer loans and the discontinuance of the Company's indirect auto loan program during fiscal 2000. Commercial loans decreased $11.7 million to $140.8 million. Commercial loans decreased due to a decline in originations. Gross commercial real estate loans increased by $55.6 million to $362.3 million. Multi-family loans decreased $3.7 million to $126.3 million. Home equity lines of credit increased $33.2 million to $221.6 million.

The Company originated $105.9 million of commercial real estate loans for the year ended September 30, 2001 compared with $75.8 million for the year ended September 30, 2000. Multi-family loan originations increased to $34.8 million for the year ended September 30, 2001 compared with $26.8 million in the prior year. One- to four-family and residential construction loan originations increased to $312.7 million for the year ended September 30, 2001 compared with $178.4 million in the prior year. The Company originated $159.6 million of home equity loans for the year ended September 30, 2001 compared to $132.0 million for the year ended September 30, 2000. Consumer loan originations increased to $62.3 million for the year ended September 30, 2001 compared with $51.5 million in the prior year. Commercial loan originations decreased to $51.8 million loans for the year ended September 30, 2001 compared with $101.7 million in the prior year. The generally lower interest rate environment during the current year impacted the amount and type of loans originated during fiscal 2001 compared with fiscal 2000.

Real estate held for investment decreased to $26.3 million at September 30, 2001, from $27.1 million at September 30, 2000, consisting of 12 affordable housing projects within the state of Wisconsin, which qualify for tax credits under Section 42 of the Internal Revenue Code.

Deposits decreased $22.6 million to $1.45 billion at September 30, 2001 from $1.47 billion at September 30, 2000. The decrease in deposits was due primarily to decreases of $99.8 million in certificates of deposit offset by increases of $66.2 million in money market demand account deposits as well as slight increases in other types of deposit products. At September 30, 2001, certificates of deposits included $224.4 million in brokered certificates of deposit compared with $341.3 million at September 30, 2000, a decrease of $116.9 million. The brokered deposits are used to fund the general operating activities of the Company, with terms from three months to ten years in maturity. The majority of the money market demand accounts are tied to a national money market fund index and compete with money market funds. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings decreased to $571.4 million at September 30, 2001 from $864.7 million at September 30, 2000. As noted above, in connection with the balance sheet restructuring program, the Company used funds generated from the reduction in the size of its mortgage-backed securities and investment securities portfolios to reduce the Company's wholesale debt.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL

Net income for the year ended September 30, 2001 increased to $18.0 million compared with $11.1 million for the year ended September 30, 2000. The results for the year ended September 30, 2001 include an after-tax effect of $1.5 million on an additional provision for loan losses related to a commercial credit. The results for the year ended September 30, 2000 included an after-tax effect of $6.3 million on the accelerated loan principal payments to the Company's Employee Stock Ownership Plan ("ESOP"). Excluding the effect of these two items from fiscal 2001 and 2000, net income increased to $19.5 million from $17.4 million. Fiscal 2001 included a reduction in net income of $84,000 for the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities."

Net income for the year ended September 30, 2001 increased primarily due to an increase of $7.1 million in other operating income offset by a decrease of $3.4 million in net interest income.

NET INTEREST INCOME

Net interest income before provision for loan losses decreased $379,000 to $53.5 million for the year ended September 30, 2001 compared to $53.9 million for the year ended September 30, 2000. The slight decrease was due to a decrease of $153.6 million in average earning assets from $2.40 billion for the prior year to $2.25 billion for the year ended September 30, 2001, partially offset by a decrease of $174.7 million in average interest-bearing liabilities from $2.28 billion for the prior year to $2.11 billion for the year ended September 30, 2001, and an increase in the net interest margin to 2.38% in 2001 from 2.24% in 2000. The decrease in average earning assets is largely the result of the Company's restructuring efforts to reduce the amount of investment and mortgage-backed securities and of a decrease in the Company's one- to four-family mortgage loan portfolio, which have been refinancing in the recent lower interest rate environment.

Total interest income decreased $13.5 million or 7.7% to $161.1 million for the year ended September 30, 2001 compared to $174.6 million for the year ended September 30, 2000. The decrease in interest income was primarily the result of decreases of $10.8 million in interest on mortgage-backed and related securities and $5.5 million in interest on debt and equity securities, partially offset by a $2.7 million increase in interest on loans. The decrease in interest on mortgage-backed and related securities was due to a decrease in the average balance to $779.0 million for the year ended September 30, 2001, compared to $899.7 million for the year ended September 30, 2000, as well as a decrease in the average yield on mortgage-backed and related securities to 6.10% for the year ended September 30, 2001 from 6.47% for the year ended September 30, 2000. The decrease in interest on debt and equity securities was due to a decrease in the average balance to $124.5 million for the year ended September 30, 2001, compared to $222.1 million for the year ended September 30, 2000, partially offset by an increase in the average yield on debt and equity securities to 6.10% for the year ended September 30, 2001 from 5.88% for the year ended September 30, 2000. The decrease in the average balances of mortgage-backed and related securities and debt and equity securities is due to the aforementioned balance sheet restructuring effort in fiscal 2001. The increase in interest on loans was due to an increase in the average balance of loans to $1.3 billion for the year ended September 30, 2001, compared to $1.2 billion for the year ended September 30, 2000, partially offset by a decrease in the average yield on loans which decreased to 7.92% for the year ended September 30, 2001 from 8.09% for the year ended September 30, 2000. The decrease in the average yields is due primarily to the lower interest rate environment in effect during the year as compared to historical rates.

Total interest expense decreased $13.1 million or 10.9% to $107.6 million for the year ended September 30, 2001 compared to $120.7 million for the year ended September 30, 2000. Interest expense on deposits decreased $6.2 million or 8.6% to $66.3 million for the year ended September 30, 2001 compared to $72.5 million for the year ended September 30, 2000. The average balance of deposits decreased to $1.39 billion for the year ended September 30, 2001, from $1.43 billion for the year ended September 30, 2000. The decreases in the balances of deposits are primarily due to the decline in brokered certificates of deposit. The average cost of deposits decreased to 4.75% for the year ended September 30, 2001, from 5.05% for the year ended September 30, 2000. Brokered deposits decreased to $224.4 million during the year compared to $341.3 million in 2000 at weighted average stated rates of 4.99% and 6.44%, respectively. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's deposit portfolio.

Interest expense on advances and other borrowings decreased $6.9 million or 14.3% to $41.4 million for the year ended September 30, 2001 compared to $48.3 million in the prior year. The decrease is due to a decrease in the average balance of advances and other borrowings to $708.5 million for the year ended September 30, 2001 compared to $843.2 million for the year ended September 30, 2000, partially offset by an increase in the average cost of advances and other borrowings to 5.83% from 5.72% for the same periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $3.0 million to $5.5 million for the year ended September 30, 2001 compared with $2.5 million for the year ended September 30, 2000. In fiscal 2001, the Company recorded a specific loan loss provision of $2.5 million related to a commercial loan credit that has been in non-performing status since September 2000. After consideration of specific reserves already established for the loan, the Company felt the provision was appropriate given the current known status of the credit. At September 30, 2001, the commercial loan credit had a balance of $5.1 million and an associated impairment reserve of $513,000. During the year ended September 30, 2001, the balance of the commercial loan credit was reduced by a $3.5 million charge-off and by the receipt of $1.4 million in payments. (For further information regarding this particular commercial credit see "Non-Performing Assets"). For the year ended September 30, 2001, net charge-offs were $4.2 million compared with $1.5 million for the year ended September 30, 2000. The increase in charge-offs in the current fiscal year is due to a $3.5 million charge-off on the aforementioned commercial credit. The allowance for loan losses totaled $11.7 million and $10.4 million at September 30, 2001 and 2000, respectively, representing 0.88% and 0.76% of total gross loans, respectively. The Company's loan portfolio is increasingly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios, which are generally presumed to have more risk than single-family mortgage loans. The amount of non-performing loans was $10.3 million or 0.77% of gross loans at September 30, 2001, compared to $13.0 million or 0.95% of gross loans at September 30, 2000. The provision for loan loss is established based on management's evaluation of the risk inherent in its loan portfolio and the general economy. (For further information see "Allowance for Loan Losses").

OTHER OPERATING INCOME

Other operating income increased $7.1 million or 50.2% to $21.3 million for the year ended September 30, 2001 compared to $14.2 million for the year ended September 30, 2000. The increase was primarily due to increases in gains on sales of mortgage loans, securities gains and increases in loan servicing and deposit fee income. Gains on the sale of mortgage loans increased to $6.1 million for the year ended September 30, 2001 compared with $1.1 million for the prior year. The level of gains on loans is highly dependent on the interest rate environment and resulting level of origination of mortgage loans. The decrease in interest rates on mortgage loans in the current fiscal year has resulted in an increased level of loan originations and also in a higher proportion of fixed rate mortgage loans, which the Company generally sells in the secondary market. Loan servicing and loan related fees increased to $3.3 million from $2.7 million for the years ended September 30, 2001 and 2000, respectively. Deposit fees and service charges increased to $5.3 million for the year ended September 30, 2001 compared with $4.9 million in the prior year. The Company has been increasing its mix of deposit accounts that generate various fee incomes such as overdraft fees and ATM surcharges.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $4.8 million or 9.8% to $44.3 million for the year ended September 30, 2001, compared to $49.1 million for the year ended September 30, 2000. The prior year included an additional ESOP expense of $7.1 million due to accelerated payments made to retire the Company's ESOP debt. Excluding the effect of the additional ESOP expense, general and administrative expenses increased $2.3 million for the year ended September 30, 2001 compared to the same period in the prior year. The increase is primarily due to additional levels of compensation, including increased commissions and incentive pay related to the Company's increased loan origination activity, normal merit increases at the start of the Company's fiscal year and the Company's mortgage banking subsidiary having become fully operational by the beginning of the current fiscal year.

INCOME TAX EXPENSE

Income tax expense increased by $1.6 million to $7.0 million for the year ended September 30, 2001 compared to $5.4 million for the year ended September 30, 2000. The Company's effective tax rate was 27.8% for the year ended September 30, 2001, compared to 32.5% for the year ended September 30, 2000. The Company's effective tax rate is lower than the combined federal and state tax rates primarily due to the effect of the tax credits earned by the Company's affordable housing subsidiary. The decrease in the effective tax rate in the current year is due primarily to the fact that the majority of the ESOP expense in the prior year was non-deductible for tax purposes. Income tax credits were $2.6 million in both fiscal 2001 and 2000.

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

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income for the years ended September 30, 2001, 2000 and 1999, and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. The amount of interest income resulting from the recognition of loan fees was $123,000, $520,000 and $630,000 for the years ended September 30, 2001, 2000 and 1999, respectively. Interest income on non-accruing loans is reflected in the year that it is collected. Such amounts are not material to net interest income or net change in net interest income in any year. Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Tax-exempt investments are immaterial and the tax-equivalent method of presentation is not included in the schedule. Interest rate swaps, which are accounted for as a hedge of the cost of various liabilities, are included in the category of the liability being hedged.

                                                                                YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------------------------------------------
AVERAGE BALANCE SHEET                                                     2001                            2000
                                                            ------------------------------   ------------------------------
                                                                                   AVERAGE                          AVERAGE
                                                             AVERAGE               YIELD/     AVERAGE                YIELD/
                                                             BALANCE     INTEREST   COST      BALANCE     INTEREST   COST
                                                            ----------   --------  -------   ----------   --------  -------
                                                                                      (In thousands)
ASSETS
Federal funds sold and overnight deposits ................  $    3,307   $    158     4.78%  $    1,381   $     75     5.43%
Trading account securities ...............................          98          8     8.16          654         59     9.02
Debt and equity securities ...............................     124,477      7,595     6.10      222,070     13,065     5.88
Mortgage-backed and related securities ...................     778,950     47,478     6.10      899,651     58,250     6.47
Loans:
  First mortgage .........................................     835,851     65,239     7.81      805,125     62,674     7.78
  Home equity ............................................     205,333     16,939     8.25      172,312     15,407     8.94
  Consumer ...............................................     117,169     10,168     8.68      139,725     11,793     8.44
  Commercial .............................................     150,365     11,285     7.51      130,166     11,048     8.49
                                                            ----------   --------            ----------   --------
    Total loans ..........................................   1,308,718    103,631     7.92    1,247,328    100,922     8.09
Federal Home Loan Bank stock .............................      32,994      2,265     6.86       31,041      2,283     7.35
                                                            ----------   --------            ----------   --------
      Total earning assets ...............................   2,248,544    161,135     7.17    2,402,125    174,654     7.27
                                                                         --------                         --------
Valuation allowances .....................................     (22,248)                         (42,966)
Cash and due from banks ..................................      28,444                           31,649
Other assets .............................................      99,197                          112,013
                                                            ----------                       ----------
      Total assets .......................................  $2,353,937                       $2,502,821
                                                            ==========                       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts ...........................................  $   79,587   $    477     0.60%  $   76,485   $    500     0.65%
  Money market demand accounts ...........................     406,068     17,091     4.21      364,326     17,330     4.76
  Passbook ...............................................      88,134      1,556     1.77      102,547      2,184     2.13
  Certificates of deposit ................................     819,427     47,115     5.75      890,341     52,451     5.89
                                                            ----------   --------            ----------   --------
    Total interest-bearing deposits ......................   1,393,216     66,239     4.75    1,433,699     72,465     5.05
Advances and other borrowings ............................     708,524     41,336     5.83      843,186     48,248     5.72
Advances from borrowers for taxes and insurance ..........       6,920         16     0.23        6,486         18     0.28
                                                            ----------   --------            ----------   --------
      Total interest-bearing liabilities .................   2,108,660    107,591     5.10    2,283,371    120,731     5.29
                                                                         --------                         --------
Non-interest bearing deposits ............................      78,398                           74,686
Other liabilities ........................................      18,001                           16,924
Shareholders' equity .....................................     148,878                          127,840
                                                            ----------                       ----------
Total liabilities and shareholders' equity ...............  $2,353,937                       $2,502,821
                                                            ==========                       ==========
Net interest income ......................................               $ 53,544                         $ 53,923
                                                                         ========                         ========
Net yield on interest-earning assets .....................                            2.38%                            2.24%
Interest rate spread .....................................                            2.06                             1.98
Ratio of earning assets to interest-bearing liabilities ..                          106.63                           105.20

                                                              YEARS ENDED SEPTEMBER 30,
                                                            ------------------------------
AVERAGE BALANCE SHEET                                                    1999
                                                            ------------------------------
                                                                                   AVERAGE
                                                             AVERAGE                YIELD/
                                                             BALANCE     INTEREST   COST
                                                            ----------   --------  -------
                                                                    (In thousands)
ASSETS
Federal funds sold and overnight deposits ................  $   14,466   $    734     5.07%
Trading account securities ...............................         350         26     7.43
Debt and equity securities ...............................     177,732      9,833     5.53
Mortgage-backed and related securities ...................     869,073     52,605     6.05
Loans:
  First mortgage .........................................     593,473     47,213     7.96
  Home equity ............................................     144,657     11,852     8.19
  Consumer ...............................................     146,321     12,444     8.50
  Commercial .............................................     108,310      8,958     8.27
                                                            ----------   --------
    Total loans ..........................................     992,761     80,467     8.11
Federal Home Loan Bank stock .............................      29,027      1,880     6.48
                                                            ----------   --------
      Total earning assets ...............................   2,083,409    145,545     6.99
                                                                         --------
Valuation allowances .....................................     (16,877)
Cash and due from banks ..................................      34,118
Other assets .............................................     113,695
                                                            ----------
      Total assets .......................................  $2,214,345
                                                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts ...........................................  $   71,995   $    831     1.15%
  Money market demand accounts ...........................     351,849     14,767     4.20
  Passbook ...............................................     125,403      3,277     2.61
  Certificates of deposit ................................     736,747     38,500     5.23
                                                            ----------   --------
    Total interest-bearing deposits ......................   1,285,994     57,375     4.46
Advances and other borrowings ............................     713,345     35,889     5.03
Advances from borrowers for taxes and insurance ..........       5,296         18     0.34
                                                            ----------   --------
      Total interest-bearing liabilities .................   2,004,635     93,282     4.65
                                                                         --------
Non-interest bearing deposits ............................      70,903
Other liabilities ........................................      11,894
Shareholders' equity .....................................     126,913
                                                            ----------
Total liabilities and shareholders' equity ...............  $2,214,345
                                                            ==========
Net interest income ......................................               $ 52,263
                                                                         ========
Net yield on interest-earning assets .....................                            2.51%
Interest rate spread .....................................                            2.33
Ratio of earning assets to interest-bearing liabilities ..                          103.93

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

                                                                          YEARS ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------------------------------
                                                     2001 COMPARED TO 2000                     2000 COMPARED TO 1999
                                                  INCREASE (DECREASE) DUE TO                INCREASE (DECREASE) DUE TO
                                          -----------------------------------------   -----------------------------------------
                                                                  RATE/                                       RATE/
(In thousands)                              RATE      VOLUME     VOLUME      NET        RATE      VOLUME     VOLUME      NET
                                          --------   --------   --------   --------   --------   --------   --------   --------
INTEREST-EARNING ASSETS:
Federal funds sold and overnight
 deposits ..............................  $     (9)  $    105   $    (13)  $     83   $     52   $   (664)  $    (47)  $   (659)
Trading account securities .............        (6)       (50)         5        (51)         5         23          5         33
Debt and equity securities .............       485     (5,742)      (213)    (5,470)       623      2,453        156      3,232
Mortgage-backed and related
 securities ............................    (3,415)    (7,815)       458    (10,772)     3,665      1,851        129      5,645
Loans:
   Mortgage ............................       167      2,392          6      2,565     (1,015)    16,838       (362)    15,461
   Home equity .........................    (1,192)     2,952       (228)     1,532      1,082      2,266        207      3,555
   Consumer ............................       332     (1,903)       (54)    (1,625)       (94)      (561)         4       (651)
   Commercial and agriculture ..........    (1,279)     1,714       (198)       237        235      1,808         47      2,090
                                          --------   --------   --------   --------   --------   --------   --------   --------
     Gross loans receivable ............    (1,972)     5,155       (474)     2,709        208     20,351       (104)    20,455
Federal Home Loan Bank stock ...........      (152)       144        (10)       (18)       255        130         18        403
                                          --------   --------   --------   --------   --------   --------   --------   --------
     Change in interest income .........    (5,069)    (8,203)      (247)   (13,519)     4,808     24,144        157     29,109

INTEREST-BEARING LIABILITIES:
Deposits:
   NOW accounts ........................       (41)        20         (2)       (23)      (361)        52        (22)      (331)
   Money market demand accounts ........    (1,996)     1,986       (229)      (239)     1,970        523         70      2,563
   Passbook ............................      (374)      (307)        53       (628)      (606)      (597)       110     (1,093)
   Certificates of deposit .............    (1,258)    (4,178)       100     (5,336)     4,903      8,026      1,022     13,951
                                          --------   --------   --------   --------   --------   --------   --------   --------
     Total deposits ....................    (3,669)    (2,479)       (78)    (6,226)     5,906      8,004      1,180     15,090
Advances and other borrowings ..........       944     (7,705)      (151)    (6,912)     4,930      6,532        897     12,359
Advances from borrowers for taxes
   and insurance .......................        (3)         1         --         (2)        (3)         4         (1)        --
                                          --------   --------   --------   --------   --------   --------   --------   --------
     Change in interest expense ........    (2,728)   (10,183)      (229)   (13,140)    10,833     14,540      2,076     27,449
                                          --------   --------   --------   --------   --------   --------   --------   --------
     Change in net interest income .....  $ (2,341)  $  1,980   $    (18)  $   (379)  $ (6,025)  $  9,604   $ (1,919)  $  1,660
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

Generally, the Company uses the following strategies to reduce its interest rate risk: (i) the Company seeks to originate and hold a variety of ARMs or other mortgage loans with short- to medium-term average lives and invests in primarily mortgage-backed and related securities with short- to medium-term average lives;
(ii) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposit with terms of one to five years, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; and (iii) the Company has utilized short term and long term borrowings, principally secured from the FHLB, as wells as, brokered certificates of deposits with risk characteristics that are similar to the Company's assets.

The Company continues to monitor its interest rate risk as that risk relates to its strategies. At September 30, 2001, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $26.6 million, representing a negative cumulative one-year gap ratio of 1.2%, compared to a negative cumulative one-year gap ratio of 21.7% at September 30, 2000. The change in the Company's gap position is due to the decline in interest rates during fiscal 2001. As interest rates declined, the terms of the Company's assets shortened and the terms of the liabilities lengthened.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001:

                                                                                More          More
                                                                                than          than
                                                  Within       Four to        One Year        Three
                                                  Three         Twelve        to Three       Years to     Over Five
                                                  Months        Months          Years       Five Years      Years           Total
                                                ----------    ----------     ----------     ----------    ----------     ----------
                                                                              (Dollars in thousands)
INTEREST-EARNING ASSETS:(1)
Loans:(2)
    Residential .............................   $   22,127    $   87,110     $  152,117     $   22,991    $   38,455     $  322,800
    Commercial ..............................      104,303       124,160        200,202         58,586        98,530        585,781
    Consumer ................................      152,289        21,231         38,293         91,224        26,282        329,319
Mortgage-backed and related securities ......        8,294        29,759         39,335         10,497         7,499         95,384
Assets available for sale:
     Mortgage loans .........................       18,974            --             --             --            --         18,974
     Fixed rate mortgage related ............       45,186       109,211        119,365         40,430        27,097        341,289
     Variable rate mortgage related .........      275,680            --             --             --            --        275,680
     Investment securities ..................       40,627         1,034             --             --            --         41,661
Other assets ................................       62,802            --             --             --            --         62,802
                                                ----------    ----------     ----------     ----------    ----------     ----------
    Total ...................................   $  730,282    $  372,505     $  549,312     $  223,728    $  197,863     $2,073,690
                                                ==========    ==========     ==========     ==========    ==========     ==========

INTEREST-BEARING LIABILITIES:
Deposits:(3)
     NOW accounts ...........................   $    6,930    $   20,791     $   31,017     $   13,924    $   11,342     $   84,004
     Passbook savings accounts ..............        3,333         9,999         18,816         12,645        43,912         88,705
     Money market deposit accounts ..........      108,217       320,654          3,704          1,334         1,324        435,233
     Certificates of deposit ................      141,445       354,607        158,910         12,466        78,396        745,824
Borrowings(4) ...............................       58,712        24,680        483,324          4,717            --        571,433
Impact of interest rate swaps ...............       80,000            --             --             --       (80,000)            --
                                                ----------    ----------     ----------     ----------    ----------     ----------
     Total ..................................   $  398,637    $  730,731     $  695,771     $   45,086    $   54,974     $1,925,199
                                                ==========    ==========     ==========     ==========    ==========     ==========

Excess (deficiency) of interest-earning
  assets over interest-bearing liabilities ..   $  331,645    $ (358,226)    $ (146,459)    $  178,642    $  142,889     $  148,491
                                                ==========    ==========     ==========     ==========    ==========     ==========

Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities .......................   $  331,645    $  (26,581)    $ (173,040)    $    5,602    $  148,491
                                                ==========    ==========     ==========     ==========    ==========

Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities as a percent of total
  assets ....................................        15.03%        (1.20)%        (7.84)%         0.25%         6.73%
                                                ==========    ==========     ==========     ==========    ==========

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $70.0 million at September 30, 2001.

(3) Although the Company's NOW accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 37%, 17% and 88%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $165.1 million or 7.48% of total assets.

(4) Fixed rate puttable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Borrowings include fixed rate puttable FHLB advances of $445 million maturing in one to three years.

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

In order to measure earnings sensitivity the Corporation utilizes a dynamic gap analysis. The dynamic gap analysis involves analyzing the impact on contractual repricing and maturity characteristics for rate sensitive assets, liabilities, and off balance sheet instruments adjusted for the anticipated impact on repricing, prepayment, and option features for different interest rate scenarios (various parallel yield curve shifts). A dynamic consolidated gap position is then analyzed for the impact on net interest income in the various environments. The Corporation's consolidated one year negative gap is -1.20% as of September 30, 2001. The projected sensitivity on net interest income for an immediate and parallel upward yield curve shift of 100 and 200 basis points is 0% and -1%, respectively.

The Corporation further measures interest rate risk by analyzing the impact of changing interest rates on the Corporation's market value portfolio equity (market value adjusted capital). The market value portfolio equity analysis involves analyzing the market value of all rate sensitive assets and liabilities under different interest rate and prepayment environments. The change in the market value portfolio equity for changes in interest rates is measured against its current base case. This sensitivity is monitored and compared to desired internal levels and current industry standards. The consolidated market value portfolio equity sensitivity to an immediate and parallel upward yield curve shift of up 100 and 200 basis points is -10% and -25%, respectively.

The Company enters into interest rate exchange agreements ("swaps") from time to time in order to reduce the interest rate risk associated with certain liabilities. The agreements have been both fixed-pay, floating-receive swaps whereby the Company pays interest at a fixed rate and receives interest at a floating rate based on a notional amount of principal, locking in a fixed cost of funds and fixed-receive, floating-pay swaps whereby the Company receives interest at a fixed rate and pays interest at a floating rate based on a notional amount of principal, locking in a floating cost of funds. The net interest income or expense resulting from the differential between exchanging floating rate and fixed rate interest payments is recorded on a current basis. There are certain risks associated with swaps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the swap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into swap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps and the correlation between the hedged liabilities and indices utilized. Generally, the swaps have been designed to more accurately match the interest cash flows of certain liabilities used to fund specific assets to the interest rate characteristics of those assets. At September 30, 2001, the Company had interest rate swaps outstanding with a notional amount of $80.0 million. The largest aggregate notional amount of the Company's interest rate swaps at any one time over the past five years is $410.0 million.

At September 30, 2001, the Company had $80 million in fixed receive-floating pay agreements with maturity dates ranging from 2008 to 2009 and call dates ranging from 2001 to 2002. The agreements have fixed interest rates ranging from 5.85% to 6.30% and variable interest rates ranging from 3.43% to 3.73%.

For the years ended September 30, 2001, 2000 and 1999, the Company realized net interest income on interest rate exchange agreement activity of $1.6 million, $1.1 million and $2.8 million, respectively. While this activity resulted in net interest income in fiscal years 2001, 2000 and 1999, the Company effectively matched the related funding costs of certain assets with the interest rate characteristics of those assets. The Company's Investment Policy limits the notional amount of outstanding interest rate exchange agreements to $450.0 million. Any notional amounts of interest rate exchange agreements in excess of $450.0 million must be approved by the Company's Board of Directors.

The Company also utilizes financial futures or options to manage anticipated increases in interest rates and the resulting decline in the market prices of its mortgage loan production. The options provide a practical floor and cap on portfolio market values for moderate interest rate movements while the forward contracts are used to offset actual and anticipated on- and off-balance sheet positions of the Company. These options result in a certain amount of potential interest rate and market value risk exposure for the Company. The amount of the actual exposure is determined by the exercise of these options. The Company generally sells options for settlement no more than four months forward. An option's likelihood of exercise is dependent upon the relation of the market price of the underlying security to the strike price of the option. The strategy is not meant to offset losses that could be incurred during a substantial interest rate move and actually may result in additional losses on the instruments themselves which is beyond the losses the Company would have incurred had the management techniques not been utilized. The combined effect of the Company's option, forward commitment and loan swap activity is included in the income statement as part of securities gains (losses). The Company realized gains on that combined activity of $350,000, $19,000 and $95,000, respectively, for the years ended September 30, 2001, 2000 and 1999. The notional amount of options and forward contracts outstanding varies and is a function of the current lending activity of salable mortgage loans. In order to limit the risks which may be associated with such financial options or futures, the Company's Investment Policy limits the amount of outstanding sold puts or calls used to manage the Company's trading portfolio to $50.0 million.

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001.

                                                             More than            More than            More than
                                         Within              One Year            Two Years           Three Years
                                        One Year           to Two Years        to Three Years       to Four Years
                                   ------------------   ------------------   ------------------   ------------------
                                                                    (In millions)
Interest Earning Assets

Loans:
    Residential .................  $    0.9      9.40%  $    1.0      7.94%  $    3.8      7.52%  $    0.6      7.87%
    Commercial ..................      91.3      5.95%      21.8      7.95%      52.6      7.79%      29.6      7.77%
    Consumer ....................      26.6      6.39%      38.5      6.63%     110.7      6.80%      97.6      7.01%

Mortgage-backed
  securities:
    Fixed rate ..................     192.5      6.31%      79.3      6.31%      79.4      6.31%      25.5      6.31%
    Adjustable rate .............      55.1      4.72%      46.9      4.72%      35.8      4.72%      33.1      4.72%

Debt and equity
  securities ....................      41.7      6.32%        --        --         --        --         --        --

Other ...........................      62.8      6.00%        --        --         --        --         --        --
                                   --------             --------             --------             --------
Total interest
  earning assets ................  $  470.9      6.02%  $  187.5      6.18%  $  282.3      6.59%  $  186.4      6.63%
                                   ========             ========             ========             ========

Interest Bearing Liabilities

Deposits:
    NOW accounts ................  $   27.7      0.50%  $   15.5      0.50%  $   15.5      0.50%  $    7.0      0.50%
    Passbooks ...................      13.3      0.75%       9.4      0.75%       9.4      0.75%       6.3      0.75%
    Money market ................     428.9      2.95%       1.9      2.95%       1.9      2.95%       0.7      2.95%
    Certificates ................     496.1      4.93%     112.1      5.15%      46.7      4.61%       9.1      5.51%

Borrowings
    Fixed rate ..................      26.2      4.85%      31.3      4.80%     271.2      5.76%     184.7      5.84%
    Adjustable rate .............      58.0      3.42%        --        --         --        --         --        --
                                   --------             --------             --------             --------
Total interest
  bearing liabilities ...........  $1,050.2      3.87%  $  170.2      4.39%  $  344.7      5.22%  $  207.8      5.48%
                                   ========             ========             ========             ========

                                       More than                                                    Fair
                                       Four Years              Over                                Market
                                     to Five Years          Five Years             Total           Value
                                   ------------------   ------------------   ------------------   --------
                                                                    (In millions)
Interest Earning Assets

Loans:
    Residential .................  $   17.2      7.26%  $  318.3      7.45%  $  341.8      7.45%  $  345.2
    Commercial ..................      77.0      7.94%     313.5      7.69%     585.8      7.47%     591.6
    Consumer ....................      24.2      8.72%      31.7      9.51%     329.3      7.21%     334.3

Mortgage-backed
  securities:
    Fixed rate ..................      25.4      6.31%      34.6      6.31%     436.7      6.31%     440.3
    Adjustable rate .............      30.3      4.72%      74.4      4.72%     275.6      4.72%     273.8

Debt and equity
  securities ....................        --        --         --        --       41.7      6.32%      41.7

Other ...........................        --        --         --        --       62.8      6.00%      62.8
                                   --------             --------             --------             --------
Total interest
  earning assets ................  $  174.1      7.18%  $  772.5      7.32%  $2,073.7      6.75%  $2,089.7
                                   ========             ========             ========             ========

Interest Bearing Liabilities

Deposits:
    NOW accounts ................  $    6.9      0.50%  $   11.4      0.50%  $   84.0      0.50%  $   76.4
    Passbooks ...................       6.4      0.75%      43.9      0.75%      88.7      0.75%      66.5
    Money market ................       0.6      2.95%       1.3      2.95%     435.3      2.95%     434.7
    Certificates ................       3.4      5.50%      78.4      6.13%     745.8      5.08%     752.9

Borrowings
    Fixed rate ..................        --        --         --        --      513.4      5.68%     547.1
    Adjustable rate .............        --        --         --        --       58.0      3.42%      58.0
                                   --------             --------             --------             --------
Total interest
  bearing liabilities ...........  $   17.3      1.66%  $  135.0      3.84%  $1,925.2      4.31%  $1,935.6
                                   ========             ========             ========             ========

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at September 30, 2000.

                                                             More than           More than             More than
                                          Within             One Year            Two Years            Three Years
                                         One Year          to Two Years        to Three Years        to Four Years
                                   ------------------   ------------------   ------------------   ------------------
                                                                    (In millions)
Interest Earning Assets

Loans:
    Residential .................  $    4.5      8.82%  $    1.2      7.94%  $    3.3      8.18%  $    3.5      7.33%
    Commercial ..................     104.8      8.73%      26.7      8.85%      37.7      8.09%      29.7      8.39%
    Consumer ....................      18.9      8.73%      32.3      9.54%     116.2      8.90%      82.5      8.39%

Mortgage-backed
  securities:
    Fixed rate ..................     125.6      6.37%     104.4      6.43%     104.4      6.51%      60.0      6.74%
    Adjustable rate .............      58.2      7.09%      45.3      7.09%      42.0      7.09%      38.8      7.09%

Debt and equity
  securities ....................      64.2      5.78%      45.3      5.78%      45.3      5.78%      21.7      5.78%

Other ...........................      31.4      7.25%        --        --         --        --         --        --
                                   --------             --------             --------             --------
Total interest
  earning assets ................  $  407.6      7.19%  $  255.2      7.09%  $  348.9      7.47%  $  236.2      7.50%
                                   ========             ========             ========             ========

Interest Bearing Liabilities

Deposits:
    NOW accounts ................  $   25.9      0.50%  $   14.5      0.50%  $   14.5      0.50%  $    6.5      0.50%
    Passbooks ...................      13.9      0.75%       9.9      0.75%       9.9      0.75%       6.5      0.75%
    Money market ................     363.2      5.22%       1.9      5.22%       1.9      5.22%       0.7      5.22%
    Certificates ................     373.5      6.01%     123.7      6.47%      11.4      6.24%      91.2      6.24%

Borrowings
    Fixed rate ..................     616.0      5.99%      80.0      5.65%      25.0      5.02%        --        --
    Adjustable rate .............     143.7      6.81%        --        --         --        --         --        --
                                   --------             --------             --------             --------
Total interest
  bearing liabilities ...........  $1,536.2      5.75%  $  230.0      5.55%  $   62.7      3.53%  $  104.9      5.54%
                                   ========             ========             ========             ========

                                        More than                                                   Fair
                                       Four Years              Over                                Market
                                     to Five Years          Five Years             Total           Value
                                   ------------------   ------------------   ------------------   --------
                                                                  (In millions)
Interest Earning Assets

Loans:
    Residential .................  $   21.8      7.29%  $  400.6      7.50%  $  434.9      7.51%  $  436.4
    Commercial ..................      63.7      7.79%     293.7      7.71%     556.3      8.03%     558.4
    Consumer ....................      32.4      9.03%      32.0      9.60%     314.3      8.91%     315.3

Mortgage-backed
  securities:
    Fixed rate ..................      60.0      6.58%      27.1      6.50%     481.5      6.49%     467.4
    Adjustable rate .............      35.6      7.09%     103.5      7.09%     323.4      7.09%     313.0

Debt and equity
  securities ....................      37.3      5.78%        --        --      213.8      5.78%     203.3

Other ...........................        --        --        0.5      5.15%      31.9      7.22%      31.9
                                   --------             --------             --------             --------
Total interest
  earning assets ................  $  250.8      7.22%  $  857.4      7.57%  $2,356.1      7.39%  $2,325.7
                                   ========             ========             ========             ========

Interest Bearing Liabilities

Deposits:
    NOW accounts ................  $    6.5      0.50%  $   10.6      0.50%  $   78.5      0.50%  $   65.8
    Passbooks ...................       6.5      0.75%      44.8      0.75%      91.5      0.75%      73.0
    Money market ................       0.7      5.22%       0.7      5.22%     369.1      5.22%     367.1
    Certificates ................      67.9      6.23%     178.0      6.57%     845.7      6.24%     836.1

Borrowings
    Fixed rate ..................        --        --         --        --      721.0      5.92%     721.1
    Adjustable rate .............        --        --         --        --      143.7      6.81%     143.7
                                   --------             --------             --------             --------
Total interest
  bearing liabilities ...........  $   81.6      5.33%  $  234.1      5.18%  $2,249.5      5.58%  $2,206.8
                                   ========             ========             ========             ========

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, borrowings from the FHLB, proceeds from principal and interest payments on loans and principal and interest payments on mortgage-backed and related securities and on debt and equity securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loan and mortgage security prepayments were generally higher during 1999 and 2001 because of the generally lower level of interest rates throughout those years.

The ratio of liquid assets to deposits and short-term borrowings required by the OTS is currently 4.0%. The Bank's liquidity ratio was 12.4% and 9.2% at September 30, 2001 and 2000, respectively. The Bank adjusts its liquidity levels in order to meet various funding needs and to meet its asset and liability management objectives.

The Bank's most liquid assets are cash and cash equivalents and highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2001 and 2000, liquid assets of the Bank (as defined in the OTS regulations) were $238.9 million and $202.3 million, respectively.

In fiscal 2000 and 2001, the Company continued to reduce the size of its mortgage-backed securities and investment securities portfolios as part of a strategy to decrease the proportion of earnings from that segment of its balance sheet. The reduction was primarily accomplished through the repayment of principal, scheduled maturities and the sale of available-for-sale securities. Funds generated from the repayment of principal, maturities and sales from the mortgage-backed securities and investment securities portfolios were used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. Management anticipates that this form of "balance sheet restructuring" will be an ongoing strategic initiative of the Company in fiscal 2002.

Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB. The Company has found brokered certificates of deposit to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Company's funding needs. Management believes that a significant portion of its retail deposits will remain with the Company, and in the case of brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from borrowings from the FHLB. Funds also may be available through reverse repurchase agreements wherein the Company pledges mortgage-backed securities. The Company utilizes its borrowing capabilities on a regular basis. At September 30, 2001, FHLB advances totaled $513.4 million or 25.1% of total liabilities and at September 30, 2000, FHLB advances were $532.0 million or 22.5% of total liabilities. At September 30, 2001, the Company had a borrowing capacity available of $258.0 million from the FHLB. At September 30, 2001 and 2000, the Company had zero and $246.0 million, respectively, of reverse repurchase agreements. The Company's reverse repurchase agreements are generally short-term, with maturities of less than 90 days. In a rising interest rate environment, such short-term borrowings present the risk that upon maturity, the borrowings will have to be replaced with higher rate borrowings. The Company generally has matched such borrowings to specific assets and has relatively little liquidity risk due to the fact that the assets and borrowings mature at approximately the same time.

The amount of principal repayments on loans and mortgage securities are heavily influenced by the general level of interest rates in the economy. Funds received from principal repayments on mortgage securities for the years ended September 30, 2001 and 2000, were $139.4 million and $115.7 million, respectively. Funds received from principal repayments on loans for the years ended September 30, 2001 and 2000, were $513.9 million and $403.7 million, respectively. In addition to principal repayments, the Company sells mortgage loans to government agencies (primarily FNMA) and to institutional investors. Total mortgage loan sales to FNMA and others were $453.5 million and $117.7 million for the years ended September 30, 2001 and 2000, respectively.

Funds generated from principal repayments and sales of loans and mortgage-backed and related securities are reinvested back into loans receivable and mortgage-backed and related securities through origination and purchase, used to reduce the Company's wholesale debt and as an additional source of liquidity. Loan originations totaled $727.1 million and $566.1 million for the years ended September 30, 2001 and 2000, respectively. Purchases of mortgage-backed and related securities totaled $124.7 million and zero for the years ended September 30, 2001 and 2000, respectively. During the years ended September 30, 2001 and 2000, the Company repurchased approximately 258,400 and 769,400 shares of its common stock in share repurchase programs at a total cost of approximately $5.2 million and $11.2 million, respectively. Shares repurchased are funded through dividends received from the Bank and the Company's line of credit. Due to the Company's access to liquidity, shares repurchased have a minimal effect on the Company's liquidity.

At September 30, 2001 and 2000, the Company had outstanding loan commitments including lines of credit of $304.0 million and $307.0 million, respectively. The Company had no commitments to purchase loans outstanding at either of these dates. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit, including brokered certificates, which are scheduled to mature in one year or less at September 30, 2001 and 2000, were $496.6 million and $373.5 million, respectively. Management believes that a significant portion of such deposits will remain with the Company.

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

CURRENT ACCOUNTING DEVELOPMENTS

The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"--a replacement of FASB Statement No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2001. This Statement is to be applied prospectively with certain exceptions. Therefore, earlier or retroactive application of this Statement is not permitted. Adoption of this standard is not expected to materially effect the results of operations or financial position of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
St. Francis Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of St. Francis Capital Corporation and Subsidiary (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Francis Capital Corporation and Subsidiary as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                       /s/ KPMG LLP


Milwaukee, Wisconsin
October 23, 2001

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                        ----------------------------
                                                                                               September 30,
(In thousands, except share data)                                                           2001            2000
                                                                                        ------------    ------------
ASSETS
Cash and due from banks (note 3) ....................................................   $     37,989    $     33,777
Federal funds sold and overnight deposits ...........................................            111             970
                                                                                        ------------    ------------
Cash and cash equivalents ...........................................................         38,100          34,747
                                                                                        ------------    ------------
Assets available for sale, at fair value:
    Debt and equity securities (notes 4 and 10) .....................................         41,661         213,848
    Mortgage-backed and related securities (notes 5 and 10) .........................        616,969         777,918
Mortgage loans held for sale, at lower of cost or market (note 6) ...................         18,974           8,066
Securities held to maturity, at amortized cost:
    Debt securities (fair value of $522 at September 30, 2000) (note 4) .............             --             510
    Mortgage-backed and related securities (fair values of $96,237
        and $26,479, respectively) (notes 5 and 10) .................................         95,384          27,088
Loans receivable, net (notes 6 and 10) ..............................................      1,237,900       1,297,302
Federal Home Loan Bank stock, at cost ...............................................         62,691          30,418
Accrued interest receivable (note 7) ................................................         11,115          14,171
Foreclosed properties ...............................................................            401             241
Real estate held for investment .....................................................         26,255          27,145
Premises and equipment, net (note 8) ................................................         29,128          30,283
Other assets (notes 6 and 12) .......................................................         27,688          31,346
                                                                                        ------------    ------------
Total assets ........................................................................   $  2,206,266    $  2,493,083
                                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits (note 9) ...................................................................   $  1,449,320    $  1,471,881
Short term borrowings (note 10) .....................................................        497,152         758,581
Long term borrowings (note 10) ......................................................         74,281         106,095
Advances from borrowers for taxes and insurance .....................................         10,350          10,667
Accrued interest payable and other liabilities (notes 9 & 16) .......................         14,688          14,936
                                                                                        ------------    ------------
Total liabilities ...................................................................      2,045,791       2,362,160
                                                                                        ------------    ------------

Commitments and contingencies (note 17) .............................................             --              --

Shareholders' equity:
Preferred stock $.01 par value:
    Authorized, 6,000,000 shares
    None issued .....................................................................             --              --
Common stock $.01 par value:
    Authorized 24,000,000 shares
    Issued 14,579,240 shares
    Outstanding, 9,208,244 and 9,437,197 shares, respectively .......................            146             146
Additional paid-in-capital ..........................................................         88,826          88,799
Retained earnings, substantially restricted (note 13) ...............................        144,630         130,399
Accumulated other comprehensive income (loss) .......................................          1,137         (18,923)
Treasury stock, at cost (5,370,996 and 5,142,043 shares, respectively)(note 15) .....        (74,264)        (69,498)
                                                                                        ------------    ------------
Total shareholders' equity ..........................................................        160,475         130,923
                                                                                        ------------    ------------
Total liabilities and shareholders' equity ..........................................   $  2,206,266    $  2,493,083
                                                                                        ============    ============

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income

                                                                              -------------------------------------------
                                                                                       Years Ended September 30,
                                                                              -------------------------------------------
(In thousands, except per share data)                                             2001            2000           1999
                                                                              ------------    ------------   ------------
Interest and dividend income:
      Loans (note 6) ......................................................   $    103,631    $    100,922   $     80,467
      Mortgage-backed and related securities ..............................         47,478          58,250         52,605
      Debt and equity securities ..........................................          7,595          13,065          9,833
      Federal funds sold and overnight deposits ...........................            158              75            734
      Federal Home Loan Bank stock ........................................          2,265           2,283          1,880
      Trading account securities ..........................................              8              59             26
                                                                              ------------    ------------   ------------
Total interest and dividend income ........................................        161,135         174,654        145,545

Interest expense:
      Deposits (note 9) ...................................................         66,239          72,465         57,375
      Advances and other borrowings .......................................         41,352          48,266         35,907
                                                                              ------------    ------------   ------------
Total interest expense ....................................................        107,591         120,731         93,282
                                                                              ------------    ------------   ------------

Net interest income before provision for loan losses ......................         53,544          53,923         52,263
Provision for loan losses (note 6) ........................................          5,527           2,509          1,920
                                                                              ------------    ------------   ------------
Net interest income .......................................................         48,017          51,414         50,343
                                                                              ------------    ------------   ------------

Other operating income (expense), net:
      Loan servicing and loan related fees ................................          3,298           2,734          2,016
      Depository fees and service charges .................................          5,318           4,933          4,228
      Securities gains (losses) (notes 4 and 5) ...........................            996              12           (253)
      Gain on sales of loans (note 6) .....................................          6,055           1,133          2,806
      Insurance annuity and brokerage commissions .........................          1,238           1,412          1,733
      Gain (loss) on foreclosed properties ................................            (17)             36            (18)
      Income from real estate held for investment .........................          3,026           3,014          3,716
      Gain on sale of real estate held for sale ...........................             --              --          1,225
      Other income ........................................................          1,422             931            833
                                                                              ------------    ------------   ------------
Total other operating income, net .........................................         21,336          14,205         16,286
                                                                              ------------    ------------   ------------

General and administrative expenses:
        Compensation and other employee benefits ..........................         22,096          19,293         19,950
        ESOP expense ......................................................            188           8,176          1,696
        Occupancy expenses, including depreciation ........................          4,718           4,471          4,196
        Furniture and equipment, including depreciation ...................          4,250           4,465          4,357
        Real estate held for investment expenses ..........................          3,114           3,223          3,816
        Other general and administrative expenses (note 11) ...............          9,952           9,504          9,548
                                                                              ------------    ------------   ------------
Total general and administrative expenses .................................         44,318          49,132         43,563
                                                                              ------------    ------------   ------------

Income before income tax expense and cumulative effect of
     change in accounting principle .......................................         25,035          16,487         23,066
Income tax expense (note 12) ..............................................          6,967           5,364          6,410
                                                                              ------------    ------------   ------------
Income before cumulative effect of change in accounting principle .........   $     18,068    $     11,123   $     16,656
Cumulative effect of a change in accounting for derivative
     instruments and hedging activities (net of income taxes of $55) ......            (84)             --             --
                                                                              ------------    ------------   ------------
Net income ................................................................   $     17,984    $     11,123   $     16,656
                                                                              ============    ============   ============

Basic earnings per share (note 14):
     Before cumulative effect of a change in accounting principle .........   $       1.93    $       1.13   $       1.78
     Cumulative effect of a change in accounting principle ................          (0.01)             --             --
                                                                              ------------    ------------   ------------
                                                                              $       1.92    $       1.13   $       1.78
                                                                              ============    ============   ============

Diluted earnings per share (note 14):
     Before cumulative effect of a change in accounting principle .........   $       1.88    $       1.12   $       1.70
     Cumulative effect of a change in accounting principle ................          (0.01)             --             --
                                                                              ------------    ------------   ------------
                                                                              $       1.87    $       1.12   $       1.70
                                                                              ============    ============   ============

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Consolidated Statements of Changes in Shareholders' Equity and
                              Comprehensive Income

                                       ------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                        Shares of                                                      Other
                                         Common              Additional    Unearned                Comprehensive
                                          Stock      Common   Paid-In        ESOP       Retained      Income/      Treasury
                                       Outstanding   Stock    Capital    Compensation   Earnings       (Loss)       Stock
                                       -----------   ------  ----------  ------------   --------   -------------   --------
                                                                   (In thousands, except per share data)
BALANCE AT SEPTEMBER 30, 1998 .......    9,575,366   $  146  $   75,237  $     (2,678)  $112,362   $         381   $(63,903)
Net income ..........................           --       --          --            --     16,656              --         --
Change in unrealized loss on
     securities available for sale ..           --       --          --            --         --         (22,381)        --
Reclassification adjustment for
     losses realized in net income ..           --       --          --            --         --             253         --
Incomes taxes .......................           --       --          --            --         --           8,690         --

Comprehensive income ................

Cash dividend - $0.32 per share .....           --       --          --            --     (3,162)             --         --
Shares of common stock issued
     for acquisition ................      734,564       --       5,556            --         --              --      9,727
Purchase of treasury stock ..........     (479,974)      --          --            --         --              --     (8,988)
Exercise of stock options, net ......      326,814       --          88            --     (2,663)             --      4,230
Amortization of unearned
     compensation ...................           --       --       1,545           418         --              --         --
                                       -----------   ------  ----------  ------------   --------   -------------   --------
BALANCE AT SEPTEMBER 30, 1999 .......   10,156,770   $  146  $   82,426  $     (2,260)  $123,193   $     (13,057)  $(58,934)

Net income ..........................           --       --          --            --     11,123              --         --
Change in unrealized loss on
     securities available for sale ..           --       --          --            --         --          (9,168)        --
Reclassification adjustment for
     gains realized in net income ...           --       --          --            --         --             (12)        --
Incomes taxes .......................           --       --          --            --         --           3,314         --

Comprehensive income ................

Cash dividend - $0.36 per share .....           --       --          --            --     (3,578)             --         --
Purchase of treasury stock ..........     (769,388)      --          --            --         --              --    (11,226)
Exercise of stock options, net ......       49,815       --          10            --       (339)             --        662
Amortization of unearned
     compensation ...................           --       --       6,363         2,260         --              --         --
                                       -----------   ------  ----------  ------------   --------   -------------   --------
BALANCE AT SEPTEMBER 30, 2000 .......    9,437,197   $  146  $   88,799  $         --   $130,399   $     (18,923)  $(69,498)

Net income ..........................           --       --          --            --     17,984              --         --
Change in unrealized loss on
     securities available for sale ..           --       --          --            --         --          33,660         --
Reclassification adjustment for
     gains realized in net income ...           --       --          --            --         --            (996)        --
Incomes taxes .......................           --       --          --            --         --         (12,604)        --

Comprehensive income ................

Cash dividend - $0.40 per share .....           --       --          --            --     (3,753)             --         --
Purchase of treasury stock ..........     (258,353)      --          --            --         --              --     (5,166)
Exercise of stock options, net ......       29,400       --          27            --                         --        400
                                       -----------   ------  ----------  ------------   --------   -------------   --------
BALANCE AT SEPTEMBER 30, 2001 .......    9,208,244   $  146  $   88,826  $         --   $144,630   $       1,137   $(74,264)
                                       ===========   ======  ==========  ============   ========   =============   ========

                                       --------
                                         Total
                                       --------

BALANCE AT SEPTEMBER 30, 1998 .......  $121,545
Net income ..........................    16,656
Change in unrealized loss on
     securities available for sale ..   (22,381)
Reclassification adjustment for
     losses realized in net income ..       253
Incomes taxes .......................     8,690
                                       --------
Comprehensive income ................     3,218

Cash dividend - $0.32 per share .....    (3,162)
Shares of common stock issued
     for acquisition ................    15,283
Purchase of treasury stock ..........    (8,988)
Exercise of stock options, net ......     1,655
Amortization of unearned
     compensation ...................     1,963
                                       --------
BALANCE AT SEPTEMBER 30, 1999 .......  $131,514

Net income ..........................    11,123
Change in unrealized loss on
     securities available for sale ..    (9,168)
Reclassification adjustment for
     gains realized in net income ...       (12)
Incomes taxes .......................     3,314
                                       --------
Comprehensive income ................     5,257

Cash dividend - $0.36 per share .....    (3,578)
Purchase of treasury stock ..........   (11,226)
Exercise of stock options, net ......       333
Amortization of unearned
     compensation ...................     8,623
                                       --------
BALANCE AT SEPTEMBER 30, 2000 .......  $130,923

Net income ..........................    17,984
Change in unrealized loss on
     securities available for sale ..    33,660
Reclassification adjustment for
     gains realized in net income ...      (996)
Incomes taxes .......................   (12,604)
                                       --------
Comprehensive income ................    38,044

Cash dividend - $0.40 per share .....    (3,753)
Purchase of treasury stock ..........    (5,166)
Exercise of stock options, net ......       427
                                       --------
BALANCE AT SEPTEMBER 30, 2001 .......  $160,475
                                       ========


           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                  Years Ended September 30,
                                                                           --------------------------------------
                                                                              2001          2000          1999
                                                                           ----------    ----------    ----------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................   $   17,984    $   11,123    $   16,656
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Provision for loan losses ........................................        5,527         2,509         1,920
      Depreciation, accretion and amortization .........................        7,932         7,116         8,492
      Deferred income taxes ............................................       (7,546)        2,211         5,256
      Securities (gains) losses ........................................         (996)          (12)          253
      Originations of loans held for sale ..............................     (462,999)     (118,267)     (188,169)
      Proceeds from sales of loans held for sale .......................      458,146       119,954       206,219
      ESOP expense .....................................................          188         8,623         1,963
      Gain on sales of loans ...........................................       (6,055)       (1,133)       (2,806)
      Gain on sale of real estate held for sale ........................           --            --        (1,225)
      Stock dividends received on Federal Home Loan Bank stock .........       (2,273)       (1,096)           --
      Other, net .......................................................       (6,077)        1,092         3,795
                                                                           ----------    ----------    ----------
Net cash provided by operating activities ..............................        3,831        32,120        52,354
                                                                           ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity .......           --           300         1,004
    Purchases of mortgage-backed and related securities
      held to maturity .................................................      (82,598)           --            --
    Proceeds from maturities of mortgage-backed and related
      securities held to maturity ......................................           --            --         3,909
    Principal repayments on mortgage-backed and related
      securities held to maturity ......................................       14,302        12,387        19,703
    Purchases of mortgage-backed securities available for sale .........      (42,071)           --      (608,028)
    Proceeds from sales of mortgage-backed securities
      available for sale ...............................................      104,425        29,105        47,494
    Principal repayments on mortgage-backed securities
      available for sale ...............................................      125,052       103,318       262,256
    Purchase of debt and equity securities available for sale ..........       (5,480)           --      (238,259)
    Proceeds from sales of debt and equity securities available
      for sale .........................................................       30,663         2,757        94,722
    Proceeds from maturities of debt and equity securities available
      for sale .........................................................      153,720           402        35,688
    Net cash used for acquisitions .....................................           --            --        (4,286)
    Purchases of Federal Home Loan Bank stock ..........................      (30,000)       (1,495)      (16,774)
    Redemption of Federal Home Loan Bank stock .........................           --         3,000         9,554
    Purchases of loans .................................................     (201,050)      (90,067)      (76,072)
    (Increase) decrease in loans, net of loans held for sale ...........      260,452       (93,844)     (170,325)
    Proceeds from sale of real estate held for sale ....................           --            --        21,997
    Increase in real estate held for investment ........................         (462)         (210)         (232)
    Purchases of premises and equipment, net ...........................       (2,286)         (396)       (3,683)
                                                                           ----------    ----------    ----------
Net cash provided by (used in) investing activities ....................      324,667       (34,743)     (621,332)
                                                                           ----------    ----------    ----------



           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                               Years Ended September 30,
                                                                                     --------------------------------------------
                                                                                         2001            2000            1999
                                                                                     ------------    ------------    ------------
                                                                                                    (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits ..........................................        (23,093)        (12,422)        250,877
    Proceeds from advances and other borrowings ..................................        623,324       1,260,093       2,795,147
    Repayments on advances and other borrowings ..................................       (670,574)     (1,298,494)     (2,612,188)
    Increase (decrease) in securities sold under agreements
      to repurchase ..............................................................       (245,993)         68,339         147,102
    Increase (decrease) in advances from borrowers for taxes
      and insurance ..............................................................           (317)          1,763             351
    Dividends paid ...............................................................         (3,753)         (3,578)         (3,162)
    Stock option transactions ....................................................            427             333           1,655
    Purchase of treasury stock ...................................................         (5,166)        (11,226)         (8,988)
                                                                                     ------------    ------------    ------------
Net cash provided by (used in) financing activities ..............................       (325,145)          4,808         570,794
                                                                                     ------------    ------------    ------------

Increase in cash and cash equivalents ............................................          3,353           2,185           1,816

Cash and cash equivalents:
      Beginning of year ..........................................................         34,747          32,562          30,746
                                                                                     ------------    ------------    ------------
      End of year ................................................................   $     38,100    $     34,747    $     32,562
                                                                                     ============    ============    ============

Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest ...................................................................   $    108,981    $    120,874    $     92,542
      Income taxes ...............................................................         14,915             178           1,703

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:
      Mortgage loans secured as mortgage-backed securities .......................   $      1,432    $     13,021    $      9,461
      Transfer from loans to foreclosed properties ...............................            656             929             871
      Transfer of mortgage loans to mortgage loans held for sale .................         90,962          16,911          44,263
      Transfer of debt securities to assets available for sale ...................            510              --              --

      Acquisitions:
          Assets acquired ........................................................   $         --    $         --    $     42,866

          Common stock issued for acquisition ....................................             --              --          15,283

          Cash paid for purchase of stock ........................................   $         --    $         --    $    (10,132)
          Cash acquired ..........................................................             --              --           5,846
                                                                                     ------------    ------------    ------------
          Net cash used for acquisitions .........................................   $         --    $         --    $     (4,286)
                                                                                     ============    ============    ============



           See accompanying Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of St. Francis Capital Corporation and Subsidiary (the "Company") conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The Company provides a full range of banking and related financial services to individual and corporate customers through its network of bank affiliates. The Company is subject to competition from other financial institutions and is regulated by federal and state banking agencies and undergoes periodic examinations by those agencies. The following is a description of the more significant of those policies that the Company follows in preparing and presenting its consolidated financial statements. In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

(c) Trading Account Securities

Trading account securities include debt securities which are held for resale in anticipation of short-term market movements. Trading account securities are stated at fair value. Gains and losses, both realized and unrealized, are included in securities gains (losses).

(d) Securities Held to Maturity and Available For Sale

Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

Debt securities not classified as held to maturity, or debt and marketable equity securities not classified as trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity and accumulated other comprehensive income (loss).

The cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed and related securities, over the estimated life of the security. Such amortization is based on a level-yield method and is included in interest income from the respective security. Interest and dividends are included in interest and dividend income from investments. Realized gains are included in securities gains (losses). The cost of securities sold is based on the specific identification method.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and interest. The Company defines impaired loans as commercial, commercial real estate and multi-family loans that are on nonaccrual status. Large groups of homogeneous loans, such as residential one- to four-family, home equity and consumer loans are collectively evaluated for impairment.

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

(g) Mortgage Servicing Rights

The Bank recognizes as a separate asset the rights to service mortgage loans for others. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. For the purpose of evaluating impairment of mortgage servicing rights, serviced loans are stratified based upon loan type.

(h) Intangibles

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

During fiscal 1999, the Company recorded additional goodwill of $3.2 million. At September 30, 2001, the Company had recorded goodwill of $18.4 million and accumulated amortization of $5.0 million. Goodwill, net of accumulated amortization, at September 30, 2001 and 2000 was $13.4 million and $14.6 million, respectively.

(i) Allowance for Loan Losses

The allowance for loan losses is maintained at a level adequate to provide for loan losses through charges to operating expense. The allowance is based upon past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating loan losses. Such other factors considered by management include size and character of the loan portfolio, changes in the level of impaired and non-performing loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans. With respect to loans which are deemed impaired, the calculation of allowance levels is based upon the discounted present value of expected cash flows received from the debtor or other measures of value such as market prices or collateral values.

Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to or reductions in the allowance may be necessary based on changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

(j) Derivative Instruments

Under SFAS 133, all derivative instruments are recorded at fair value on the statement of financial condition. For those derivative instruments that qualify as hedges the Company measures the effectiveness of these hedges on a periodic basis. The effective portion of the hedge is recorded as an adjustment to the carrying value of the hedged item. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. If the ineffectiveness of a hedge exceeds certain levels as described in the accounting standard, the derivative would no longer be eligible for hedge treatment and future changes in fair value of the derivative would be recorded on the income statement.

For those derivative instruments that do not qualify as hedges, changes in the fair value are recorded on the income statement. Fees received on options written are deferred at the time the fees are received and recognized in other operating income at the earlier of the settlement or the expiration of the contract.

Prior to adoption of SFAS 133 on October 1, 2000, realized and unrealized gains and losses on these instruments were deferred and amortized over the life of the hedged assets and liabilities. Financial instruments which did not meet the criteria for hedge accounting were marked to market and any gains or losses were recognized in the income statement as securities gains (losses).

(k) Foreclosed Properties

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

(l) Real Estate Held for Investment

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

(m) Premises and Equipment

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

(n) Federal Home Loan Bank Stock

The Company's investment in FHLB stock meets the minimum amount required by current regulation and is carried at cost which is its redeemable (fair) value since the market for this stock is limited.

(o) Income Taxes

The Company and its Subsidiary file a consolidated Federal income tax return. Federal income tax expense is allocated to the Bank and its subsidiaries based on an intercompany tax sharing agreement. Each Bank subsidiary files separate state and local income or franchise tax returns.

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

(p) Stock-based Compensation Plans

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

(q) Advertising and Promotion

In the ordinary course of business the Company incurs costs for advertising and promotion expenses. It is the Company's policy to expense all advertising and promotion expenditures as incurred.

(r) Future Accounting Pronouncements

The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"--a replacement of FASB Statement No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2001. This Statement is to be applied prospectively with certain exceptions. Therefore, earlier or retroactive application of this Statement is not permitted. Adoption of this standard is not expected to materially effect the results of operations or financial position of the Company.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. As required under SFAS No. 142, the Company will discontinue the amortization of goodwill with a net carrying value of $13.4 million at October 1, 2001 and annual amortization of approximately $1.2 million that resulted from business combinations prior to the adoption of SFAS No. 141.

(s) Reclassification

Certain amounts for prior years have been reclassified to conform to the 2001 presentation.

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

The excess of cost over the fair value of net assets acquired of $3.2 million is accounted for as goodwill and is being amortized over twenty five years using the straight-line method. As required under SFAS No. 142, the Company will discontinue the amortization of goodwill beginning October 1, 2001.

(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation's bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $2.2 million at September 30, 2001.

(4) DEBT AND EQUITY SECURITIES

The following is a summary of available for sale and held to maturity debt and equity securities:

                                                          Amortized        Gross Unrealized
(In thousands)                                               Cost        Gains       (Losses)     Fair Value
                                                          ----------   ----------   ----------    ----------
At September 30, 2001:
    Available for sale:
      U.S. Treasury obligations and obligations of
         U.S. Government agencies .....................   $   36,009   $       94   $       --    $   36,103
      Marketable equity securities ....................        5,558           --           --         5,558
                                                          ----------   ----------   ----------    ----------
                                                          $   41,567   $       94   $       --    $   41,661
                                                          ==========   ==========   ==========    ==========

At September 30, 2000:
    Available for sale:
      U.S. Treasury obligations and obligations of
         U.S. Government agencies .....................   $  218,116   $       --   $   (5,937)   $  212,179
      Corporate notes and bonds .......................           99           --           --            99
      Marketable equity securities ....................        1,746           --         (176)        1,570
                                                          ----------   ----------   ----------    ----------
                                                          $  219,961   $       --   $   (6,113)   $  213,848
                                                          ==========   ==========   ==========    ==========

    Held to maturity:
      State and municipal obligations .................   $      510   $       12   $       --    $      522
                                                          ----------   ----------   ----------    ----------
                                                          $      510   $       12   $       --    $      522
                                                          ==========   ==========   ==========    ==========

The amortized cost and fair value of debt and equity securities available for sale at September 30, 2001, by contractual maturity, are as follows:

                                                       Amortized
(In thousands)                                            Cost      Fair Value
                                                       ----------   ----------
Less than one year .................................   $    1,009   $    1,034
Greater than one year but less than five years .....           --           --
Greater than five years but less than ten years ....       25,000       25,003
Greater than ten years .............................       10,000       10,066
                                                       ----------   ----------
                                                           36,009       36,103
Marketable equity securities .......................        5,558        5,558
                                                       ----------   ----------
                                                       $   41,567   $   41,661
                                                       ==========   ==========

During the years ended September 30, 2001, 2000 and 1999, proceeds from the sale of available for sale debt and equity securities were $30.7 million, $2.8 million and $94.7 million, respectively. The gross realized gains on such sales totaled $6,000, zero and $58,000 in 2001, 2000 and 1999, respectively. The gross realized losses on such sales totaled zero in 2001 and 2000, and $85,000 in 1999, respectively. There were no sales of held to maturity debt securities in 2001, 2000 and 1999.

Under Statement 133, the Company was allowed a one-time opportunity to reclassify investment assets from held to maturity to available for sale. The Company reclassified all municipal securities held to maturity upon the adoption of FAS 133 to available for sale. The amortized cost and fair value of the securities transferred was $510,000 and $522,000, respectively. During the quarter ended March 31, 2001, all municipal securities held by the Company were sold.

(5) MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of available for sale mortgage-backed and related securities and held to maturity mortgage-backed and related securities:

                                           Amortized        Gross Unrealized
(In thousands)                                Cost        Gains        (Losses)     Fair Value
                                           ----------   ----------    ----------    ----------
 At September 30, 2001:
     Available for sale:
       Participation certificates:
          Private issue ................   $   16,456   $       --    $     (643)   $   15,813
       REMICs:
          FNMA .........................       13,549          167            --        13,716
          FHLMC ........................       85,832          520          (757)       85,595
          Private issue ................      499,253        3,842        (1,286)      501,809
       CMO residual ....................           36           --            --            36
                                           ----------   ----------    ----------    ----------
                                           $  615,126   $    4,529    $   (2,686)   $  616,969
                                           ==========   ==========    ==========    ==========

     Held to maturity:
       Participation certificates:
          GNMA .........................   $    9,744   $      220    $       --    $    9,964
       REMICs:
          Private issue ................       85,640          633            --        86,273
                                           ----------   ----------    ----------    ----------
                                           $   95,384   $      853    $       --    $   96,237
                                           ==========   ==========    ==========    ==========

At September 30, 2000:
     Available for sale:
       Participation certificates:
          FNMA .........................   $   29,038   $       --    $   (1,100)   $   27,938
          FHLMC ........................          758            4            --           762
          Private issue ................       43,803          102        (1,211)       42,694
       REMICs:
          FNMA .........................       28,248            8          (727)       27,529
          FHLMC ........................      130,470           12        (5,820)      124,662
          Private issue ................      570,178           22       (15,903)      554,297
       CMO residual ....................           36           --            --            36
                                           ----------   ----------    ----------    ----------
                                           $  802,531   $      148    $  (24,761)   $  777,918
                                           ==========   ==========    ==========    ==========

     Held to maturity:
       REMICs:
          Private issue ................   $   27,088   $       --    $     (609)   $   26,479
                                           ----------   ----------    ----------    ----------
                                           $   27,088   $       --    $     (609)   $   26,479
                                           ==========   ==========    ==========    ==========

During the years ended September 30, 2001, 2000 and 1999, proceeds from the sale of available for sale mortgage-backed and related securities were $104.4 million, $29.1 million and $47.5 million, respectively. The gross realized gains on such sales totaled $689,000, $47,000 and $119,000 in 2001, 2000 and 1999,
respectively. The gross realized losses on such sales totaled $49,000, $54,000 and $439,000 in 2001, 2000 and 1999, respectively. There were no sales of held to maturity mortgage-backed and related securities in 2001, 2000 and 1999.

At September 30, 2001 and 2000, $409.2 million and $486.6 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

(6) LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                            September 30,
(In thousands)                                           2001           2000
                                                     ------------   ------------
First mortgage - one- to four-family .............   $    298,617   $    404,505
First mortgage - residential construction ........         68,936         62,260
First mortgage - multi-family ....................        126,338        130,002
Commercial real estate ...........................        362,329        306,778
Home equity ......................................        221,559        188,349
Commercial .......................................        140,826        152,526
Consumer secured by real estate ..................         71,325         80,881
Interim financing and consumer loans .............         18,027         13,307
Indirect autos ...................................         15,632         30,722
Education ........................................          3,253          1,615
                                                     ------------   ------------
    Total gross loans ............................      1,326,842      1,370,945
                                                     ------------   ------------
Less:
    Loans in process .............................         57,153         54,679
    Unearned insurance premiums ..................            136            194
    Deferred loan and guarantee fees (costs) .....            445           (359)
    Purchased loan discount ......................            548            659
    Allowance for loan losses ....................         11,686         10,404
                                                     ------------   ------------
    Total deductions .............................         69,968         65,577
                                                     ------------   ------------
Total loans receivable ...........................      1,256,874      1,305,368
Less:  First mortgage loans held for sale ........         18,974          8,066
                                                     ------------   ------------
Loans receivable, net ............................   $  1,237,900   $  1,297,302
                                                     ============   ============


Activity in the allowance for loan losses is as follows:

                                                  Years Ended September 30,
                                           --------------------------------------
(In thousands)                                2001          2000          1999
                                           ----------    ----------    ----------
Balance at beginning of year ...........   $   10,404    $    9,356    $    7,530
    Provision charged to expense .......        5,527         2,509         1,920
    Charge-offs ........................       (4,296)       (1,563)         (447)
    Recoveries .........................           51           102            50
    Acquired bank's allowance ..........           --            --           303
                                           ----------    ----------    ----------
Balance at end of year .................   $   11,686    $   10,404    $    9,356
                                           ==========    ==========    ==========

Non-performing loans totaled approximately $10.3 million and $13.0 million at September 30, 2001 and 2000, respectively. Non-performing loans at September 30, 2001 and 2000 includes a commercial loan in which the Company participates with a group of other lenders. The loan had a balance of $5.1 million and $10.0 million at September 30, 2001 and 2000, respectively. Non-performing loans at September 30, 1999 included a single commercial real estate loan collateralized by a shopping center mortgage with a balance of $798,000. Impaired loans totaled $7.8 million and $12.1 million at September 30, 2001 and 2000, respectively. These loans had associated reserves of $1.3 million and $1.6 million at September 30, 2001 and 2000, respectively. During 2001, 2000 and 1999 the average balance of impaired loans was $11.0 million, $6.4 million and $923,000, respectively. Interest income on impaired loans for the years ended September 30, 2001, 2000 and 1999 was $211,000, $881,000 and $48,000, respectively.
Interest income on impaired loans is recognized only to the extent that payments are expected to exceed the amount of principal due on the loans.

The effect of non-performing loans on interest income is as follows:

                                                Years Ended September 30,
(In thousands)                                 2001       2000       1999
                                             --------   --------   --------
Interest at original contractual rate ....   $  1,380   $  1,138   $    274
Interest collected .......................        147        848        150
                                             --------   --------   --------
    Net reduction of interest income .....   $  1,233   $    290   $    124
                                             ========   ========   ========

Mortgage servicing rights are included in other assets in the accompanying consolidated statements of financial condition. The fair value of capitalized mortgage servicing rights approximates the carrying amount at September 30, 2001, 2000 and 1999. Changes in capitalized mortgage servicing rights are summarized as follows:

                                               Years Ended September 30,
(In thousands)                               2001        2000        1999
                                           --------    --------    --------
Balance at beginning of year ...........   $  4,575    $  4,729    $  3,301
    Servicing rights capitalized .......      3,086         665       2,316
    Amortization of servicing rights ...     (1,374)       (819)       (888)
                                           --------    --------    --------
Balance at end of year .................   $  6,287    $  4,575    $  4,729
                                           ========    ========    ========


Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

                                                                            September 30,
(In thousands)                                                        2001       2000       1999
                                                                    --------   --------   --------
Mortgage loans underlying pass-through securities - FNMA ........   $ 64,335   $ 92,039   $ 95,937
Mortgage loan portfolios serviced for:
     FNMA .......................................................    522,251    370,132    357,060
     WHEDA ......................................................     34,592     31,698     26,469
     Other investors ............................................      1,291      4,072      4,648
                                                                    --------   --------   --------
     Total loans serviced for others ............................   $622,469   $497,941   $484,114
                                                                    ========   ========   ========

Custodial escrow balances maintained in connection with the
    foregoing loan servicing and included in demand deposits ....   $ 17,861   $ 13,785   $ 12,724
                                                                    ========   ========   ========

At September 30, 2001, 2000 and 1999, mortgage loan portfolios serviced for FNMA includes $15.1 million, $28.1 million and $17.1 million, respectively of mortgage loans sold with recourse.

In the ordinary course of business the Bank extends credit to directors, executive officers of the Company and the Bank, or their related affiliates. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than the normal risk of collection. These loans to related parties are summarized as follows:

                                                                   Year Ended
                                                                 September 30,
(In thousands)                                                        2001
                                                                 -------------
Balance at beginning of year .................................   $       1,889
New loans ....................................................           1,226
Repayments ...................................................            (609)
Changes due to status of executive officers and directors ....             (55)
                                                                 -------------
Balance at end of year .......................................   $       2,451
                                                                 =============

(7) ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                  September 30,
(In thousands)                                  2001         2000
                                             ----------   ----------
Mortgage-backed and related securities ...   $    2,810   $    3,740
Loans receivable .........................        7,063        7,096
Debt and equity securities ...............          667        2,752
Federal Home Loan Bank stock .............          575          583
                                             ----------   ----------
                                             $   11,115   $   14,171
                                             ==========   ==========

(8) PREMISES AND EQUIPMENT

A summary of premises and equipment, at cost, follows:

                                                         September 30,
(In thousands)                                         2001        2000
                                                     --------    --------
Land and land improvements .......................   $  4,754    $  4,654
Office buildings and improvements ................     19,603      19,256
Furniture, fixtures and equipment ................     22,758      21,242
Leasehold improvements ...........................      5,301       4,978
                                                     --------    --------
                                                       52,416      50,130
     Accumulated depreciation and amortization ...    (23,288)    (19,847)
                                                     --------    --------
                                                     $ 29,128    $ 30,283
                                                     ========    ========

Range of depreciable lives:

         Office buildings and improvements                 5-40 years
         Furniture, fixtures and equipment                 5-10 years
         Leasehold improvements                            5-40 years

(9) DEPOSITS

Deposit accounts are summarized as follows:

                                                                   September 30,
                                 ------------------------------------------------------------------------------
(In thousands)                                    2001                                     2000
                                 -------------------------------------    -------------------------------------
                                  Average                                  Average
                                   Stated                                   Stated
                                    Rate         Amount      Percent         Rate         Amount       Percent
                                 ----------    ----------   ----------    ----------    ----------   ----------
Demand deposits:
    Non-interest bearing .....           --    $   95,554          6.6%           --    $   87,072          5.9%
    Interest bearing .........         0.69%       84,004          5.8          0.80%       78,580          5.3
Passbook accounts ............         1.52        88,705          6.1          1.95        91,544          6.2
Money market
    demand accounts ..........         2.87       435,233         30.0          5.26       369,038         25.1
Certificates .................         5.09       745,824         51.5          6.25       845,647         57.5
                                               ----------   ----------                  ----------   ----------
Total deposits ...............         3.61%   $1,449,320        100.0%         5.07%   $1,471,881        100.0%
                                               ==========   ==========                  ==========   ==========

The certificates category above includes approximately $224.4 million and $341.3 million of brokered deposits at average stated rates of 4.99% and 6.44% at September 30, 2001 and 2000, respectively. Original maturities of brokered certificates range from three months to ten years and include certificates that are callable at the option of the Company.

Aggregate annual maturities of certificate accounts at September 30, 2001 are as follows:

                                                               Average
                                                               Stated
Maturities during year ended September 30:       Amount         Rate
                                                --------       -------
                                             (In thousands)
2002 ......................................     $496,587          4.94%
2003 ......................................      112,181          5.15
2004 ......................................       46,738          4.62
2005 ......................................        9,097          5.51
2006 ......................................        3,359          5.56
Thereafter.................................       77,862          6.13
                                                --------
                                                $745,824
                                                ========

At September 30, 2001, $77.7 million of certificates are callable at the option of the Company. Certificates, net of brokered deposits, include approximately $80.7 million and $63.1 million in denominations of $100,000 or more at September 30, 2001 and 2000, respectively.

Interest expense on deposits is as follows:

                                        Years Ended September 30,
(In thousands)                        2001         2000         1999
                                   ----------   ----------   ----------
Demand deposits ................   $      477   $      500   $      831
Money market demand accounts ...       17,091       17,330       14,767
Passbook accounts ..............        1,556        2,184        3,277
Certificates of deposit ........       47,115       52,451       38,500
                                   ----------   ----------   ----------
                                   $   66,239   $   72,465   $   57,375
                                   ==========   ==========   ==========

Accrued interest payable on deposits totaled approximately $5.6 million and $5.5 million at September 30, 2001 and 2000, respectively.

(10) SHORT AND LONG TERM BORROWINGS

Advances and other borrowings consist of the following:

(In thousands)                            Weighted Average
                                            Interest Rate
                                         ------------------
                                            September 30,       Maturity/Call Date       September 30,
                                         ------------------         in fiscal        --------------------
Description                              2001          2000         year ended         2001        2000
                                         ----          ----     ------------------   --------    --------
Reverse repurchase agreements....          --%         6.59%          2001           $     --    $245,993

Retail repurchase agreements.....          --          4.45           2001                 --       2,905
                                         3.30            --           2002              2,552          --

Bank line of credit..............          --          7.90           2001                 --      36,000
                                         4.70            --           2002             36,000          --

Advances from Federal Home
   Loan Bank Of Chicago..........          --          6.96     Open Line Advance          --       2,000
                                           --          5.64           2001                 --     425,000
                                         5.68          5.59           2002            440,000      80,000
                                         4.91          5.02           2003             50,000      25,000
                                         4.75            --           2005             23,438          --

Federal Funds Purchased..........        3.43          6.96      Daily overnight       16,800      45,000

Federal Reserve Bank
  Treasury tax & loan advances...        2.29          6.41      Daily overnight        1,800       1,683

Mortgages payable................        8.09          7.98          Various              843       1,095
                                                                                     --------    --------
                                                                                     $571,433    $864,676
Less: short term borrowings......                                                     497,152     758,581
                                                                                     --------    --------
Long term borrowings.............                                                    $ 74,281    $106,095
                                                                                     ========    ========

The Company is required to maintain as collateral unencumbered one- to four-family mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of unencumbered one- to four-family mortgage loans and 100% of the book value of mortgage-related securities. In addition, these notes are collateralized by all FHLB stock. At September 30, 2001 and 2000, $284.7 million and $392.1 million, respectively, of mortgage loans and $409.2 million and $486.6 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The maximum amount of borrowings from the FHLB at any month end during the years ended September 30, 2001 and 2000 was approximately $545.5 million and $634.4 million, respectively. The approximate average amount outstanding was $513.9 million and $572.8 million for those same years. The weighted average interest rate was 5.62% and 5.42% during those years. The table above is presented at maturity date or call date, whichever is earlier. Included in the FHLB advances that mature in fiscal year 2002 are $420.0 million of convertible fixed rate advances ("CFA"). A CFA is an advance that allows the FHLB to demand repayment prior to the stated maturity date in accordance with its contractual terms. At September 30, 2001, the $420.0 million of outstanding CFA's have a maturity of 2005 to 2010 and are putable by the FHLB during fiscal year 2002 and quarterly thereafter.

The Federal Reserve Bank advances are collateralized by agency debt with a carrying value of $2.0 million at September 30, 2001 and 2000.

Securities sold under agreements to repurchase averaged $130.0 million and $211.6 million based on average daily balances during the years ended September 30, 2001 and 2000, respectively. The maximum amount outstanding at any month-end was $280.2 million and $260.6 million during those years, respectively. The average balances are calculated based on daily balances. Securities sold under agreements to repurchase were delivered for escrow to the broker-dealer who arranged the transactions.

Federal funds purchased averaged $12.0 million and $31.1 million for the years ended September 30, 2001 and 2000, respectively. The maximum outstanding at any month-end was $56.2 million and $49.5 million during those years, respectively.

The Bank line of credit averaged $33.9 million and $26.4 million for the years ended September 30, 2001 and 2000, respectively. The maximum amount outstanding at any month-end was $36.0 million in each year. The line of credit allows for individual advances of one to six months at rates tied to equivalent term LIBOR indices and is collateralized by the stock of the Bank. The line of credit allows for up to $40.0 million in borrowings.

(11) OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses are as follows:

                                                   Years Ended September 30,
                                                ------------------------------
(In thousands)                                    2001       2000       1999
                                                --------   --------   --------
Federal deposit insurance premiums ..........   $    617   $    386   $    722
Data processing .............................      1,738      1,690      1,734
Advertising .................................        919        815      1,194
Stationery, printing and office supplies ....        674        646        680
Telephone and postage .......................      1,530      1,658      1,433
Insurance and surety bond premiums ..........        228        219        143
Professional fees and services ..............        377        678        410
Supervisory assessment ......................        458        397        310
Amortization of intangible assets ...........      1,233      1,231      1,192
Organization dues and subscriptions .........        165        143        201
Consumer lending ............................        352        190        161
Other .......................................      1,661      1,451      1,368
                                                --------   --------   --------
                                                $  9,952   $  9,504   $  9,548
                                                ========   ========   ========

(12) INCOME TAXES

Income tax expense (benefit) consists of the following:

                                      --------------------------------
(In thousands)                        Federal       State       Total
                                      --------    --------    --------
YEAR ENDED SEPTEMBER 30, 2001
    Current .......................   $ 12,760    $  1,753    $ 14,513
    Deferred ......................     (6,323)     (1,223)     (7,546)
                                      --------    --------    --------
                                      $  6,437    $    530    $  6,967
                                      ========    ========    ========

YEAR ENDED SEPTEMBER 30, 2000
    Current .......................   $  3,076    $     77    $  3,153
    Deferred ......................      2,233         (22)      2,211
                                      --------    --------    --------
                                      $  5,309    $     55    $  5,364
                                      ========    ========    ========

YEAR ENDED SEPTEMBER 30, 1999
    Current .......................   $  1,143    $     11    $  1,154
    Deferred ......................      4,252       1,004       5,256
                                      --------    --------    --------
                                      $  5,395    $  1,015    $  6,410
                                      ========    ========    ========

Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

                                                               --------------------------------
                                                                  Years Ended September 30,
(In thousands)                                                   2001        2000        1999
                                                               --------    --------    --------
Federal income tax expense at statutory rate of 35% ........   $  8,762    $  5,770    $  8,073
State income taxes, net of Federal income tax benefit ......        345          36         662
Tax exempt interest ........................................        (79)       (117)       (136)
Non-deductible compensation ................................         --       2,071         449
Acquisition intangible amortization ........................        228         227         230
Affordable housing credits .................................     (2,609)     (2,609)     (2,969)
Other, net .................................................        320         (14)        101
                                                               --------    --------    --------
                                                               $  6,967    $  5,364    $  6,410
                                                               ========    ========    ========


Included in other assets are net deferred tax assets of $1.8 million and $7.1 million at September 30, 2001 and 2000, respectively. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                          --------------------
                                                             September 30,
(In thousands)                                              2001        2000
                                                          --------    --------
DEFERRED TAX ASSETS:
Allowance for loan losses .............................   $  4,462    $  3,677
Deferred interest and fee income ......................        389         545
Net operating losses ..................................      1,345       1,540
Valuation adjustments and reserves ....................         47          47
Accrued expenses ......................................        230         281
Deferred compensation .................................        528         584
Non-qualified stock option exercise ...................         27          10
Low income housing credit carryover ...................         --       4,822
                                                          --------    --------
Gross deferred tax asset ..............................      7,028      11,506
Less valuation allowance ..............................     (1,353)     (1,116)
                                                          --------    --------
Net deferred tax asset ................................      5,675      10,390

DEFERRED TAX LIABILITIES:
Fixed asset tax basis adjustments .....................     (1,399)     (1,389)
FHLB stock tax basis adjustment .......................     (1,889)       (980)
Unrealized gains on available for sale securities .....       (195)       (492)
Other .................................................       (430)       (456)
                                                          --------    --------
Gross deferred tax liability ..........................     (3,913)     (3,317)
                                                          --------    --------
Net deferred tax asset ................................   $  1,762    $  7,073
                                                          ========    ========


At September 30, 2001 and 2000, deferred tax assets include approximately $26.2 million and $29.7 million of various state net operating loss carry forwards respectively, which begin to expire in 2007 and are reduced by the valuation allowance to the extent full realization is in doubt. At September 30, 2001 all low income housing credit carryovers from prior years have been utilized.

(13) SHAREHOLDERS' EQUITY

In accordance with federal regulations, at the time the Bank converted from a federal mutual savings bank to a federal stock savings bank, the Bank established a liquidation account equal to its retained earnings of $63.0 million to provide a limited priority claim for the benefit of qualifying depositors who maintain their deposit accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits. At September 30, 2001, the balance of the liquidation account was approximately $16.7 million. Under current regulations, the Bank is not permitted to pay dividends on its stock if the effect would reduce its regulatory capital below the liquidation account.

Office of Thrift Supervision ("OTS") regulations also provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, and after prior notice but without approval by the OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. During the year ended September 30, 2001, the Bank paid dividends to the Company totaling $12.0 million. As of September 30, 2001, retained earnings of the Bank of approximately $33.5 million were free of restriction and available for dividend payments.

Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its shareholders. However, the Company's source of funds for future dividends may depend upon dividends from the Bank.

Under the Internal Revenue Code and the Wisconsin Statutes, for tax years beginning before 1996, the Company was permitted to deduct an annual addition to a reserve for bad debts. This amount differed from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Shareholders' equity at September 30, 2001 includes approximately $21.9 million, for which no federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

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

Management believes, as of September 30, 2001 and 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2001 and 2000, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. A well-capitalized institution significantly exceeds the required minimum level for each relevant capital measure. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table summarizes the Bank's capital ratios and the ratios required by federal regulations:

                                                                  To Be Adequately                          To Be Well
                                                                  Capitalized Under                     Capitalized Under
                                                                  Prompt Corrective                     Prompt Corrective
                                         Actual                   Action Provisions                     Action Provisions
                                  -------------------    ----------------------------------    -----------------------------------
                                    Amount      Ratio          Amount             Ratio              Amount              Ratio
                                  ---------     -----    ------------------   -------------    ------------------   --------------
                                                                              (In thousands)
As of September 30, 2001:

Tangible capital..............    $ 178,436      8.14%   > or = to $ 87,666   > or = to 4.0%   > or = to $109,582   > or = to  5.0%
Core capital .................      178,436      8.14%   > or = to   87,666   > or = to 4.0%   > or = to  109,582   > or = to  5.0%
Tier 1 risk-based capital.....      178,436     12.61%   > or = to   56,586   > or = to 4.0%   > or = to   84,879   > or = to  6.0%
Total risk-based capital......      189,656     13.41%   > or = to  113,172   > or = to 8.0%   > or = to  141,465   > or = to 10.0%

As of September 30, 2000:

Tangible capital..............    $ 169,261      6.78%   > or = to $ 99,893   > or = to 4.0%   > or = to $124,866   > or = to  5.0%
Core capital .................      169,261      6.78%   > or = to   99,893   > or = to 4.0%   > or = to  124,866   > or = to  5.0%
Tier 1 risk-based capital.....      169,261     10.92%   > or = to   61,995   > or = to 4.0%   > or = to   92,993   > or = to  6.0%
Total risk-based capital......      179,330     11.57%   > or = to  123,991   > or = to 8.0%   > or = to  154,989   > or = to 10.0%

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

(14)  EARNINGS PER SHARE

Basic earnings per share of common stock for the years ended September 30, 2001, 2000 and 1999, have been determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share of common stock have been determined by dividing net income by the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of outstanding stock options. Total shares outstanding for earnings per share calculation purposes for the years ended September 30, 2000 and 1999 have been reduced by the unallocated ESOP shares that have not been committed to be released.

The computation of earnings per common share for the years ended September 30 is as follows:

                                                                       2001              2000             1999
                                                                   ------------      ------------     ------------
Income before cumulative effect of change in
    accounting principle .....................................     $ 18,068,000      $ 11,123,000     $ 16,656,000
Cumulative effect of change in accounting principle ..........          (84,000)               --               --
                                                                   ------------      ------------     ------------
Net income ...................................................     $ 17,984,000      $ 11,123,000     $ 16,656,000
                                                                   ============      ============     ============

Common shares issued .........................................       14,579,240        14,579,240       14,579,240
Weighted average treasury shares .............................        5,197,767         4,655,160        4,736,967
Weighted average unallocated ESOP shares .....................               --           120,772          482,252
                                                                   ------------      ------------     ------------

Weighted average common shares outstanding
    during the year ..........................................        9,381,473         9,803,308        9,360,021
Effect of dilutive stock options outstanding .................          252,096           172,185          438,501
                                                                   ------------      ------------     ------------
Diluted weighted average common shares
    outstanding during the year ..............................        9,633,569         9,975,493        9,798,522
                                                                   ============      ============     ============

Basic earnings per share:
    Before cumulative effect of a change in accounting
        principle ............................................     $       1.93      $       1.13     $       1.78
    Cumulative effect of a change in accounting principle ....            (0.01)               --               --
                                                                   ------------      ------------     ------------
                                                                   $       1.92      $       1.13     $       1.78
                                                                   ============      ============     ============

Diluted earnings per share:
    Before cumulative effect of a change in accounting
        principle ............................................     $       1.88      $       1.12     $       1.70
    Cumulative effect of a change in accounting principle ....            (0.01)               --               --
                                                                   ------------      ------------     ------------
                                                                   $       1.87      $       1.12     $       1.70
                                                                   ============      ============     ============


(15)  STOCK REPURCHASE PROGRAM

On April 22, 1999, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding common stock, or approximately 505,000 shares, commencing April 29, 1999. The repurchased shares became treasury shares and are to be used for the exercise of stock options under the stock option plan and for general corporate purposes. The share repurchase program was completed on June 30, 2000 at an average price of $14.43 per share. This was the tenth such repurchase program that the Company has undertaken. On June 30, 2000, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding common stock, or approximately 485,000 shares, commencing June 30, 2000. The repurchased shares became treasury shares and are to be used for the exercise of stock options under the stock option plan and for general corporate purposes. The share repurchase program was completed on September 20, 2001 at an average price of $17.16 per share. This was the eleventh such repurchase program that the Company has undertaken. At September 30, 2001, an aggregate of 6,969,704 shares had been repurchased in all such repurchase programs at an average price of $13.44. On September 18, 2001, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding stock, or approximately 460,000 shares. The repurchase program started on September 20, 2001. At September 30, 2001, 37,800 shares had been repurchased at an average price of $20.68 per share.

(16)  EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS:

The Company has a defined contribution pension plan which covers substantially all employees who are at least 21 years of age and have completed 1,000 hours or more of service each year. Company contributions are based on a set percentage of each participant's compensation for the plan year. Plan expense for the years ended September 2001, 2000 and 1999 was approximately $336,000, $96,000 and $180,000, respectively.

The Company also has a defined contribution savings plan for substantially all employees. The plan is qualified under Section 401(k) of the Internal Revenue Code. Participation in the plan requires that an employee be at least 21 years of age and have completed 1,000 hours or more of service each year. Participants may elect to defer a portion of their compensation (between 2% and 10%) and contribute this amount to the plan. Under the plan, the Company will match the contribution made by each employee up to fifty percent of 6% of the eligible employee's annual compensation. Plan expense for the years ended September 30, 2001, 2000 and 1999 was approximately $272,000, $229,000 and $228,000, respectively.

The aggregate benefit payable to any employee of both defined contribution plans is dependent upon the rates of contribution, the earnings of the fund and the length of time such employee continues as a participant.

OFFICER DEFERRED COMPENSATION PLAN:

The Company has deferred compensation plans covering certain officers of the Company. These arrangements provide for monthly payments to be made upon retirement or reaching certain age levels for periods of 10 to 15 years. A liability is recorded for the present value of the future payments under these agreements, amounting to $749,000 and $891,000, respectively at September 30, 2001 and 2000. The Company owns insurance policies on the lives of these officers, which have cash surrender values of approximately $2.3 million and $2.0 million, respectively at September 30, 2001 and 2000, and are intended to fund these benefits. Plan expense for the years ended September 30, 2001, 2000 and 1999 was approximately $56,000, $58,000 and $61,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN:

In conjunction with the conversion of the Bank to a stock savings bank, an employee stock ownership plan ("ESOP") was adopted covering all employees of the Company who have attained age 21 and completed one year of service during which they work at least 1,000 hours. The ESOP borrowed $4.9 million from the Company and purchased 981,296 common shares issued in the conversion. The debt bears a variable interest rate based on the borrower's prime lending rate. The Bank made annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP were used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. The excess of the current market price of shares released over the cost of those shares is credited to paid-in-capital. As shares are released they become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of shareholders' equity;

dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

The Company made a voluntary acceleration of the repayment of all of the remaining loan principal to its ESOP plan during the year ended September 30, 2000. The increased payments resulted in additional ESOP expense of $7.1 million for the year ended September 30, 2000. All shares had been allocated at September 30, 2000. For 2001, the Bank made cash contributions to the ESOP plan based on a set percentage of each participant's compensation for the plan year. All dividends received by the ESOP are allocated to the participants. All contributions and dividends are used to purchase additional shares of stock. ESOP compensation expense for the years ended September 30, 2001, 2000 and 1999 was $188,000, $8.2 million and $1.7 million, respectively.

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

At September 30, 2001, 60,650 shares were reserved for future grants. Further information concerning the options is as follows:

                                                                                    Option Price
                                                                     Shares          Per Share
                                                                   ----------      --------------
Shares under option
    September 30, 1998.........................................     1,163,620      $ 5.00 - 19.38
      Options granted..........................................       785,264       15.62 - 21.31
      Options canceled.........................................      (41,550)       14.50 - 20.25
      Options exercised........................................     (341,652)        5.00 - 18.50
                                                                   ----------      --------------
    September 30, 1999.........................................     1,565,682        5.00 - 21.31
      Options granted..........................................       189,548       13.88 - 22.00
      Options canceled.........................................       (4,800)               18.88
      Options exercised........................................      (50,282)        5.00 - 15.62
                                                                   ----------      --------------
    September 30, 2000.........................................     1,700,148        5.00 - 22.00
      Options granted..........................................        10,000               21.75
      Options canceled.........................................      (65,850)       14.50 - 19.81
      Options exercised........................................      (29,400)        5.00 - 18.88
                                                                   ----------      --------------
    September 30, 2001.........................................     1,614,898      $ 5.00 - 22.00
                                                                   ==========      ==============

    Options exercisable at September 30, 2001..................     1,048,403      $ 5.00 - 22.00
                                                                   ==========      ==============

The following table summarizes information about stock options outstanding at September 30, 2001:

                              Options Outstanding                Options Exercisable
                   --------------------------------------   ----------------------------
                                    Weighted                                Weighted
      Exercise        Number        Average       Average      Number        Average
    Price Range    Outstanding   Exercise Price    Life*    Outstanding   Exercise Price
   -------------   -----------   --------------   -------   -----------   --------------
   $        5.00       109,260       $     5.00      1.71       109,260        $    5.00
            8.38        17,000             8.38      2.83        11,335             8.38
     13.13-14.50       709,072            14.30      6.37       561,297            14.43
     15.62-18.50       125,182            16.28      7.21       125,182            16.28
           18.88       484,800            18.88      7.41       119,230            18.88
     19.19-22.00       169,584            20.05      7.20       122,099            19.79
                   -----------                              -----------
                     1,614,898                                1,048,403
                   ===========                              ===========

       *Average contractual life remaining in years


For purposes of providing the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of stock options granted was estimated using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $5.13, $4.37 and $5.51 respectively, on the date of grant with the following weighted-average assumptions used for grants:

                                                                     September 30,
                                                               2001       2000        1999
                                                             --------   --------    --------
Expected dividend yield.............................             1.88%      3.05%       1.84%
Risk-free interest rate.............................             4.44%      5.99%       5.95%
Expected lives......................................          10 years   10 years    10 years
Expected volatility.................................               15%        15%         15%

Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. This pro forma net income reflects only options granted in the fiscal years 1997 through 2001. Therefore, the full impact of calculating compensation cost under SFAS No. 123 is not reflected in the pro-forma net income and earnings per share amounts.

                                                                    Years Ended September 30,
                                                               2001           2000           1999
                                                           ------------   ------------   ------------
Net Income                      As reported.............   $ 17,984,000   $ 11,123,000   $ 16,656,000
                                Pro forma...............   $ 17,295,000   $ 10,370,000   $ 15,868,000

Basic earnings per share        As reported.............   $       1.92   $       1.13   $       1.78
                                Pro forma...............   $       1.85   $       1.05   $       1.70

Diluted earnings per share      As reported.............   $       1.87   $       1.12   $       1.70
                                Pro forma...............   $       1.80   $       1.04   $       1.62

(17)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND OTHER COMMITMENTS

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


                                                      Contractual or Notional
                                                              Amount(s)
                                                            September 30,
                                                        2001           2000
                                                      --------       --------
                                                          (In thousands)
Financial instruments whose contract amounts
represent credit risk, are as follows:
    Commitments to extend credit:
      Fixed-rate loans ..........................     $ 18,359       $  4,790
      Variable-rate loans .......................       29,157         42,293
    Mortgage loans sold with recourse ...........       15,090         28,148
    Guarantees under IRB issues .................       38,080         32,582
    Interest rate swap agreements ...............       80,000        400,000
    Unused and open-ended lines of credit:
      Consumer ..................................      232,046        199,515
      Commercial ................................       24,423         60,408
   Commitments to fund equity investments .......        3,811             --

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed-rate loan commitments as of September 30, 2001 have interest rates ranging from 6.00% to 9.00%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily FNMA, with the servicing of these loans being retained by the Company. The Company receives a larger servicing spread on those loans being serviced then it would if the loans had been sold without recourse.

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial development revenue bond issue ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At September 30, 2001, appraised values of the real estate collateral exceeded the amount of the guarantees.

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

At September 30, 2001, the Company had a notional amount of $80 million in fixed receive-floating pay agreements with maturity dates ranging from 2008 to 2009 and call dates ranging from October 2001 to February 2002. The agreements have fixed interest rates ranging from 5.85% to 6.30% and variable interest rates ranging from 3.43% to 3.73%.

The unused and open consumer lines of credit are conditional commitments issued by the Company for extensions of credit such as home equity, auto, credit card or other similar consumer type financing. Furthermore, the unused and open commercial lines of credit are also conditional commitments issued by the Company for extensions of credit such as working capital, equipment or other similar commercial type financing. The credit risk involved in extending lines of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held for these commitments may include, but may not be limited to, real estate, investment securities, equipment, accounts receivable, inventory and Company deposits.

The commitments to fund equity investments represent amounts SFEP is committed to invest in low-income housing projects which would qualify for tax credits under Section 42 of the Internal Revenue Code (the "Code"). The investment in the low-income housing projects is included in the Company's balance sheet as real estate held for investment.

The Company's primary business activities include granting residential mortgage and consumer loans to customers located within the proximity of their branch locations, primarily within the State of Wisconsin. Approximately $92.4 million of commercial real estate and multi-family loans are outside Wisconsin as of September 30, 2001.

In the normal course of business, various legal proceedings involving the Company are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions.

The Company leases 17 offices under agreements which expire at various dates through August 2056, with twelve leases having renewable options. Rent expense under these agreements totaled approximately $1.3 million, $1.2 million and $1.1 million for the years ended September 30, 2001, 2000 and 1999, respectively.

The future minimum rental commitments as of September 30, 2001 under these leases for the next five years and thereafter, are as follows:

     Years Ended September 30,                Amount
     -------------------------             --------------
                                           (In thousands)
     2002...............................         $ 1,326
     2003...............................           1,295
     2004...............................             958
     2005...............................             578
     2006...............................             563
     2007 and thereafter................           9,253


(18)  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table presents the estimates of fair value of financial instruments at September 30, 2001:


                                                     Carrying        Fair
(In thousands)                                         Value         Value
                                                    ----------     ----------
Financial Assets:
    Cash and cash equivalents .................     $   38,100     $   38,100
    Debt and equity securities ................         41,661         41,661
    Mortgage-backed and related securities ....        712,353        713,206
    Mortgage loans held for sale ..............         18,974         18,991
    Loans receivable ..........................      1,237,900      1,252,094
    Federal Home Loan Bank stock ..............         62,691         62,691

Financial Liabilities:
    Certificate accounts ......................        745,824        752,889
    Other deposit accounts ....................        703,496        703,496
    Advances and other borrowings .............        571,433        605,074


                                                   Contractual
                                                   or Notional     Carrying      Fair
(In thousands)                                        Amount         Value      Value
                                                   -----------     --------     -----
Off-Balance Sheet Items:
    Commitments to extend credit .............     $    47,516           --         *
    Unused and open-ended lines of credit ....         256,469           --         *
    Interest rate swap agreements ............          80,000     $    744     $ 392

   *  Amount is not material.

The following table presents the estimates of fair value of financial instruments at September 30, 2000:

                                                     Carrying        Fair
(In thousands)                                        Value          Value
                                                    ----------     ----------
Financial Assets:
    Cash and cash equivalents .................     $   34,747     $   34,747
    Debt and equity securities ................        214,358        214,370
    Mortgage-backed and related securities ....        805,006        804,397
    Mortgage loans held for sale ..............          8,066          8,075
    Loans receivable ..........................      1,297,302      1,302,130
    Federal Home Loan Bank stock ..............         30,418         30,418

Financial Liabilities:
    Certificate accounts ......................        845,647        845,647
    Other deposit accounts ....................        626,234        626,234
    Advances and other borrowings .............        864,676        864,762


                                                   Contractual
                                                   or Notional     Carrying      Fair
(In thousands)                                        Amount         Value       Value
                                                   -----------     --------     --------
Off-Balance Sheet Items:
    Commitments to extend credit...............    $    47,083           --            *
    Unused and open-ended lines of credit......        259,923           --            *
    Interest rate swap agreements..............        400,000     $    920     $ (7,911)

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

The fair value of the interest rate swap agreements is based on the present value of the swap using dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements, taking into account current interest rates and market volatility. The carrying value of the swaps at September 30, 2001 represents the fair value of the swaps and the net accrued interest receivable. The carrying value of the swaps at September 30, 2000 represents the net accrued interest receivable.

The fair value estimates are presented for on-balance sheet financial instruments without attempting to estimate the value of the Company's long-term relationships with depositors and the benefit that results from low-cost funding provided by deposit liabilities.

(19)  SEGMENT INFORMATION

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

The Commercial Banking segment consists of the Bank's commercial, commercial real estate and multi-family lending operations. It also includes the lending aspects of the Company's affordable housing subsidiary.

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

BUSINESS SEGMENTS                             Retail       Commercial     Mortgage                         Total
(In thousands)                                Banking        Banking       Banking      Investments      Segments
                                             ---------     ----------     ---------     -----------      ---------
Year ended September 30, 2001
Net interest income ....................     $  21,101     $   15,811     $   8,072     $     3,505      $  48,489
Provision for loan losses ..............           886          4,145           496              --          5,527
Other operating income .................         7,418          1,121         6,169             860         15,568
General and administrative expenses ....        21,532          2,908         4,318             946         29,704
Income tax expense .....................         1,938          3,138         3,003           1,086          9,165
                                             ---------     ----------     ---------     -----------      ---------
Segment profit .........................     $   4,163     $    6,741     $   6,424     $     2,333      $  19,661
                                             =========     ==========     =========     ===========      =========

Segment average assets .................     $ 322,932     $  599,661     $ 391,391     $   935,781      $2,249,765
                                             =========     ==========     =========     ===========      =========


Year ended September 30, 2000
Net interest income ....................     $  24,658     $   14,102     $   6,949     $     5,961      $  51,670
Provision for loan losses ..............           789          1,447           273              --          2,509
Other operating income .................         7,170            950         1,777              (3)         9,894
General and administrative expenses ....        21,189          2,588         3,637             791         28,205
Income tax expense .....................         3,713          4,152         1,819           1,948         11,632
                                             ---------     ----------     ---------     -----------      ---------
Segment profit .........................     $   6,137     $    6,865     $   2,997     $     3,219      $  19,218
                                             =========     ==========     =========     ===========      =========

Segment average assets .................     $ 312,042     $  546,169     $ 400,558     $ 1,151,184      $2,409,953
                                             =========     ==========     =========     ===========      =========


Year ended September 30, 1999
Net interest income ....................     $  17,071     $   12,605     $   5,658     $    10,570      $  45,904
Provision for loan losses ..............           506          1,173           241              --          1,920
Other operating income .................         6,602            925         3,415            (288)        10,654
General and administrative expenses ....        22,118          2,889         4,377             811         30,195
Income tax expense .....................           373          3,469         1,642           3,505          8,989
                                             ---------     ----------     ---------     -----------      ---------
Segment profit .........................     $     676     $    5,999     $   2,813     $     5,966      $  15,454
                                             =========     ==========     =========     ===========      =========

Segment average assets .................     $ 291,029     $  428,599     $ 285,434     $ 1,081,711      $2,086,773
                                             =========     ==========     =========     ===========      =========

RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                                                                    Years Ended September 30,
                                                                            2001              2000              1999
                                                                        ------------      ------------      ------------
                                                                                         (In thousands)
NET INTEREST INCOME AND OTHER OPERATING INCOME
Total for segments ................................................     $     64,057      $     61,564      $     56,558
Unallocated transfer pricing credit (primarily on capital) ........            8,191             5,189             9,304
Income from affordable housing subsidiary .........................            3,026             3,014             4,941
Holding company interest expense ..................................           (2,265)           (1,964)           (1,583)
Elimination of intercompany interest income .......................           (1,383)           (1,093)           (1,438)
Other .............................................................            3,254             1,418               767
                                                                        ------------      ------------      ------------
Consolidated total revenue ........................................     $     74,880      $     68,128      $     68,549
                                                                        ============      ============      ============

PROFIT
Total for segments ................................................     $     19,661      $     19,218      $     15,454
Unallocated transfer pricing credit (primarily on capital) ........            4,915             3,113             5,582
Unallocated administrative and centralized support costs (a) ......           (5,556)           (5,536)           (5,132)
Holding company net loss ..........................................           (1,887)           (1,494)           (1,462)
Elimination of intercompany interest income .......................             (830)             (656)             (863)
Affordable housing tax credits ....................................            2,609             2,609             2,969
Additional ESOP expense not allocated to segments .................               --            (6,317)               --
Other .............................................................             (928)              186               107
                                                                        ------------      ------------      ------------
Consolidated net income ...........................................     $     17,984      $     11,123      $     16,656
                                                                        ============      ============      ============

AVERAGE ASSETS
Total for segments ................................................     $  2,249,765      $  2,409,953      $  2,086,773
Elimination of intercompany loans .................................          (13,346)          (13,390)          (15,995)
Other assets not allocated ........................................          117,518           106,528           143,567
                                                                        ------------      ------------      ------------
Consolidated average assets .......................................     $  2,353,937      $  2,502,821      $  2,214,345
                                                                        ============      ============      ============

(a) After-tax effect of $9.3 million, $9.2 million and $8.6 million of general and administrative expenses for the years ended September 30, 2001, 2000 and 1999, respectively.


(20)  DERIVATIVE AND HEDGING ACTIVITIES

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

The Company measures the effectiveness of its' hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. If the ineffectiveness of a hedge exceeds certain levels the derivative would no longer be eligible for hedge treatment and future changes in fair value of the derivative would be recorded on the income statement.


The Company's commitments to originate mortgage loans held-for-sale are considered a derivative under the accounting standards. As such, the change in fair value of such commitments, are recorded as an adjustment to the gains on the sale of loans.

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

During the year ended September 30, 2001, the Company recorded the effects of the ineffectiveness of any hedge transaction or the change in fair value on other derivatives as part of the income statement line item pertaining to each item. The after-tax effect of the changes was a decrease in net income of $79,000. The individual changes in value resulted in an increase of $146,000 in interest expense on deposits, an increase of $14,000 in gain on sale of loans and a decrease of $53,000 in income tax expense.


(21) FINANCIAL INFORMATION OF ST. FRANCIS CAPITAL CORPORATION (PARENT ONLY)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                                       September 30,
(In thousands)                                                                      2001            2000
                                                                                 ----------      ----------
                                                  ASSETS
Cash, all with Bank ........................................................     $    3,998      $    2,519
Investment in subsidiary, at equity ........................................        192,949         164,992
Accrued interest receivable and other assets ...............................             27              27
                                                                                 ----------      ----------
      Total assets .........................................................     $  196,974      $  167,538
                                                                                 ==========      ==========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Advances and other borrowings ..........................................     $   36,000      $   36,000
    Accrued interest and other liabilities .................................            499             615
                                                                                 ----------      ----------
      Total liabilities ....................................................         36,499          36,615
                                                                                 ----------      ----------

Shareholders' equity:
    Common stock ...........................................................            146             146
    Additional paid-in capital .............................................         88,826          88,799
    Accumulated other comprehensive income (loss) ..........................          1,137         (18,923)
    Unearned ESOP compensation .............................................             --              --
    Treasury stock, at cost ................................................        (74,264)        (69,498)
    Retained earnings, substantially restricted ............................        144,630         130,399
                                                                                 ----------      ----------
      Total shareholders' equity ...........................................        160,475         130,923
                                                                                 ----------      ----------
      Total liabilities and shareholders' equity ...........................     $  196,974      $  167,538
                                                                                 ==========      ==========

                              STATEMENTS OF INCOME

                                                                        Years Ended September 30,
(In thousands)                                                    2001            2000           1999
                                                               ----------      ----------      ----------
Dividends received from Bank .............................     $   12,000      $    5,021      $   17,133
Interest and other dividend income .......................             84             224             351
Other income .............................................             --              49              --
Interest expense on advances and other borrowings ........         (2,266)         (1,964)         (1,583)
General and administrative expenses ......................           (721)           (608)           (994)
                                                               ----------      ----------      ----------
    Income before income tax expense and equity in
      undistributed earnings of subsidiary ...............          9,097           2,722          14,907
Income tax benefit .......................................         (1,016)           (805)           (764)
                                                               ----------      ----------      ----------
    Income before equity in undistributed earnings of
      subsidiary .........................................         10,113           3,527          15,671
Equity in undistributed earnings of subsidiary ...........          7,871           7,596             985
                                                               ----------      ----------      ----------
Net income ...............................................     $   17,984      $   11,123      $   16,656
                                                               ==========      ==========      ==========


                            STATEMENTS OF CASH FLOWS

                                                                       Years Ended September 30,
(In thousands)                                                   2001            2000           1999
                                                              ----------      ----------      ----------
Cash flows from operating activities:
Net income ..............................................     $   17,984      $   11,123      $   16,656
Adjustments to reconcile net income to cash provided
by operations:
    Equity in undistributed earnings of subsidiary ......         (7,871)         (7,596)           (985)
    Increase (decrease) in liabilities ..................           (116)             48             268
    Other, net ..........................................            (26)         (3,674)            129
                                                              ----------      ----------      ----------
Cash provided by (used in) operations ...................          9,971             (99)         16,068
                                                              ----------      ----------      ----------

Cash flows from investing activities:
Net cash used for acquisitions ..........................             --              --          (8,964)
Proceeds from sales of securities available for sale ....             --              --             997
                                                              ----------      ----------      ----------
Cash used in investing activities .......................             --              --          (7,967)
                                                              ----------      ----------      ----------

Cash flows from financing activities:
Stock option transactions ...............................            427             333           1,655
Proceeds from advances and other borrowings .............        125,000         112,000          98,000
Repayments from advances and other borrowings ...........       (125,000)        (97,000)        (95,000)
Purchase of treasury stock ..............................         (5,166)        (11,226)         (8,988)
Dividends paid ..........................................         (3,753)         (3,578)         (3,162)
                                                              ----------      ----------      ----------
Cash provided by (used in) financing activities .........         (8,492)            529          (7,495)
                                                              ----------      ----------      ----------

Increase in cash ........................................          1,479             430             606
Cash at beginning of year ...............................          2,519           2,089           1,483
                                                              ----------      ----------      ----------
Cash at end of year .....................................     $    3,998      $    2,519      $    2,089
                                                              ==========      ==========      ==========

(22)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     For the quarter ended,
                                ---------------------------------------------------------------------------------------------------
                                  Sep 30,     Jun 30,      Mar 31,      Dec 31,     Sep 30,      Jun 30,     Mar 31,      Dec 31,
                                   2001         2001         2001        2000        2000         2000         2000         1999
                                -----------  ----------  -----------  ----------  -----------  ----------  -----------  -----------
                                                     (In thousands, except earnings per share and market prices)
Interest and dividend income .. $    35,920  $   37,957  $    42,297  $   44,961  $    44,514  $   44,102  $    43,530  $    42,508
Interest expense ..............      21,460      24,268       29,360      32,503       32,095      30,696       29,595       28,345
                                -----------  ----------  -----------  ----------  -----------  ----------  -----------  -----------
Net interest income ...........      14,460      13,689       12,937      12,458       12,419      13,406       13,935       14,163
Provision for loan losses .....         908       3,310          706         603        1,003         506          500          500
                                -----------  ----------  -----------  ----------  -----------  ----------  -----------  -----------
Net interest income after
  provision for loan losses ...      13,552      10,379       12,231      11,855       11,416      12,900       13,435       13,663
Securities gains/(losses) .....         245         275          199         277           17          (8)          19          (16)
Gain on sales of loans held
  for sale, net ...............       2,313       1,642        1,487         613          412         363          230          128
Other operating income ........       3,375       3,982        3,660       3,268        3,291       3,502        3,215        3,052
                                -----------  ----------  -----------  ----------  -----------  ----------  -----------  -----------
Total other operating income ..       5,933       5,899        5,346       4,158        3,720       3,857        3,464        3,164
General and administrative
  expenses ....................      11,460      11,441       11,157      10,260       10,016      11,165       12,635       15,316
                                -----------  ----------  -----------  ----------  -----------  ----------  -----------  -----------
Income before income tax
  expense .....................       8,025       4,837        6,420       5,753        5,120       5,592        4,264        1,511
Income tax expense ............       2,557       1,365        1,661       1,384        1,143       1,611        1,305        1,305
                                -----------  ----------  -----------  ----------  -----------  ----------  -----------  -----------
Income before accounting
  change ......................       5,468       3,472        4,759       4,369        3,977       3,981        2,959          206
Cumulative effect of
  accounting change ...........          --          --           --         (84)          --          --           --           --
                                -----------  ----------  -----------  ----------  -----------  ----------  -----------  -----------
Net income .................... $     5,468  $    3,472  $     4,759  $    4,285  $     3,977  $    3,981  $     2,959  $       206
                                ===========  ==========  ===========  ==========  ===========  ==========  ===========  ===========

Basic earnings per share:(1)
  Before accounting change .... $      0.59  $     0.37  $      0.51  $     0.46  $      0.42  $     0.40  $      0.30  $      0.02
  Cumulative effect of
     accounting change ........          --          --           --       (0.01)          --          --           --           --
                                -----------  ----------  -----------  ----------  -----------  ----------  -----------  -----------
                                $      0.59  $     0.37  $      0.51  $     0.45  $      0.42  $     0.40  $      0.30  $      0.02
                                ===========  ==========  ===========  ==========  ===========  ==========  ===========  ===========

Diluted earnings per
 share:(2)
  Before accounting change .... $      0.56  $     0.36  $      0.50  $     0.46  $      0.41  $     0.40  $      0.29  $      0.02
  Cumulative effect of
    accounting change .........          --          --           --       (0.01)          --          --           --           --
                                -----------  ----------  -----------  ----------  -----------  ----------  -----------  -----------
                                $      0.56  $     0.36  $      0.50  $     0.45  $      0.41  $     0.40  $      0.29  $      0.02
                                ===========  ==========  ===========  ==========  ===========  ==========  ===========  ===========

Weighted average shares -
  basic .......................   9,323,822   9,387,005    9,402,121   9,413,249    9,574,374   9,834,528    9,956,364    9,850,325
Weighted average shares -
  diluted .....................   9,766,495   9,759,264    9,602,015   9,492,615    9,687,858   9,917,377   10,084,219   10,218,745

Market Information:
  High ........................ $     22.80  $    21.85  $     18.56  $    15.25  $     16.00  $    15.13  $     18.69  $     22.63
  Low .........................       20.40       18.69        13.88       12.56        13.69       12.75        13.13        17.25
  Close .......................       21.35       21.85        18.38       13.13        15.38       15.13        14.00        18.63

----------

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

On October 26, 2001, the Company declared a dividend of $0.15 per share on the Company's common stock for the quarter ended September 30, 2001. The dividend was payable on November 20, 2001 to shareholders of record as of November 12, 2001. At November 30, 2001, the closing price of the Company's common stock was $22.60 per share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, dated December 20, 2001, relating to the 2002 Annual Meeting of Shareholders currently scheduled for January 23, 2002, which is incorporated herein by reference. Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, dated December 20, 2001, relating to the 2002 Annual Meeting of Shareholders currently scheduled for January 23, 2002, which is incorporated herein by reference. However, the information set forth under the heading "Compensation Committee Report" in the Company's definitive Proxy Statement dated December 20, 2001, shall not be deemed to be incorporated by reference by any general statement into any filing and shall not otherwise be deemed to be filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement, dated December 20, 2001, relating to the 2002 Annual Meeting of Shareholders currently scheduled for January 23, 2002, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement, dated December 20, 2001, relating to the 2002 Annual Meeting of Shareholders currently scheduled for January 23, 2002, which is incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

         Independent Auditors' Report
         Consolidated Statements of Financial Condition at September 30, 2001
           and 2000
         Consolidated Statements of Income for the Years Ended
           September 30, 2001, 2000 and 1999
         Consolidated Statements of Shareholders' Equity and Comprehensive
           Income for the Years Ended September 30, 2001, 2000 and 1999 Consolidated Statements of Cash Flows for the Years Ended September 30,
           2001, 2000 and 1999
         Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a)(3) EXHIBITS:

   3.1   Articles of Incorporation of Registrant (1)
   3.2   Amended By-laws of Registrant (2)
   3.3   Stock Charter of St. Francis Bank, F.S.B. (1)
   3.4   By-laws of St. Francis Bank, F.S.B. (1)
   3.5   Articles of Amendment to the Articles of Incorporation of Registrant
         (3)
   4.0 Shareholders' Rights Agreement, dated as of September 25, 1997, between the Registrant and Firstar Trust Company (4)
  10.1   St. Francis Bank, F.S.B. Money Purchase Pension Plan (1)
  10.2   St. Francis Bank, F.S.B. 401(k) Savings Plan (1)
  10.3   St. Francis Bank, F.S.B. Employee Stock Ownership Plan (1)
  10.4 Credit Agreement by and between St. Francis Bank, F.S.B. Employee Stock Ownership Trust and Registrant (1)
  10.5 St. Francis Bank, F.S.B. Management Recognition and Retention Plan and Trust (1)
  10.6   St. Francis Capital Corporation 1993 Incentive Stock Option Plan (1)
  10.7 St. Francis Capital Corporation 1993 Stock Option Plan for Outside Directors (1)
  10.8   1986 Deferred Compensation Agreement, as amended-Thomas R. Perz (4)
  10.9   1987 Deferred Compensation Agreement-Thomas R. Perz (1)
 10.10   1988 Deferred Compensation Agreement-Edward W. Mentzer (1)
 10.11   2000 St. Francis Bank, FSB Employment Agreement-Thomas R. Perz (5)
 10.12   2000 St. Francis Capital Corporation Employment Agreement-
         Thomas R. Perz (5)
 10.13   1996 Amended Employment Agreement-James C. Hazzard (5)
 10.14   1997 Amended Employment Agreement-Bradley J. Smith (5)
 10.15   1998 Amended Employment Agreement-Jon D. Sorenson (5)
 10.16   1998 Amended Employment Agreement-James S. Eckel (5)
 10.17   St. Francis Capital Corporation 1997 Stock Option Plan (3)
 10.18   Split Dollar Life Insurance Agreement-Thomas R. Perz (3)
  11.1   Statement regarding computation of per share earnings
         See footnote (14) in Part II Item 8
  13.1   2001 Summary Annual Report to Shareholders (7)
  21.1   Subsidiaries of the Registrant
         See "Subsidiaries" in Part I Item I
  23.1   Consent of KPMG LLP (6)
  24.1   Powers of Attorney for certain officers and directors (1)
  99.1   Proxy Statement for 2002 Annual Meeting of Shareholders (6)

(1) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement declared effective on April 22, 1993. (Registration Number 33-58680).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(6)  Filed herewith.
(7)  Filed in paper format pursuant to Rule 101(b)(1) of Regulation S-T.

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

                                   Date:    December 19, 2001
                                            ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.



  /s/ Thomas R. Perz                      /s/ Jon D. Sorenson
  -----------------------------------     ------------------------------------
  Thomas R. Perz, Chairman of the         Jon D. Sorenson, Chief Financial
  Board, President, Chief Executive       Officer and Treasurer (Principal
  Officer and Director (Principal         Financial and Accounting Officer)
  Executive and Operating Officer)

  Date:     December 19, 2001             Date:     December 19, 2001
           --------------------------              --------------------------



  /s/ David J. Drury                      /s/ Gerald A. Kiefer
  -----------------------------------     ------------------------------------
  David J. Drury, Director                Gerald A. Kiefer, Director

  Date:     December 19, 2001             Date:     December 19, 2001
           --------------------------              --------------------------


  /s/ Edward W. Mentzer                   /s/ Jeffrey A. Reigle
  -----------------------------------     ------------------------------------
  Edward W. Mentzer, Director             Jeffrey A. Reigle, Director

  Date:     December 19, 2001             Date:     December 19, 2001
           --------------------------              --------------------------


  /s/ Julia H. Taylor                     /s/ Edmund O. Templeton
  -----------------------------------     -----------------------------------
  Julia H. Taylor, Director               Edmund O. Templeton, Director

  Date:     December 19, 2001             Date:     December 19, 2001
           --------------------------              --------------------------

EXHIBIT 23.1 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
St. Francis Capital Corporation:

         We consent to incorporation by reference in the registration statement (No. 33-70012 and 333-24057) on Form S-8 of St. Francis Capital Corporation of our report dated October 23, 2001, relating to the consolidated statements of financial condition of St. Francis Capital Corporation and Subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001, which report appears in the September 30, 2001 annual report on Form 10-K of St. Francis Capital Corporation.



                                                        /s/ KPMG LLP


Milwaukee, Wisconsin
December 20, 2001