Form 10-Q
period 2001-12-31
ST FRANCIS CAPITAL CORP
filed 2002-02-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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


         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,183,446 at January 31, 2002.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS


                                                                                                                PAGE
                                                                                                                ----


PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition......................................................    3

          Consolidated Statements of Income...................................................................    4

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.................    5

          Consolidated Statements of Cash Flows...............................................................    6

          Notes to Unaudited Consolidated Financial Statements................................................    8


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............   18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................   30

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................................   30

ITEM 2.   Changes In Securities and Use of Proceeds...........................................................   30

ITEM 3.   Defaults Upon Senior Securities.....................................................................   30

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................   30

ITEM 5.   Other Information...................................................................................   30

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................   30


SIGNATURES....................................................................................................   31


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                   December 31,              September 30,
                                                                                       2001                      2001
                                                                                 -----------------         ------------------
                                                                                      (In thousands, except share data)


ASSETS
Cash and due from banks.....................................................          $    39,785                $    37,989
Federal funds sold and overnight deposits...................................                1,114                        111
                                                                                 -----------------         ------------------
Cash and cash equivalents...................................................               40,899                     38,100
                                                                                 -----------------         ------------------
Assets available for sale, at fair value:
    Debt and equity securities..............................................               23,909                     41,661
    Mortgage-backed and related securities..................................              590,702                    616,969
Mortgage loans held for sale, at lower of cost or market....................               57,594                     18,974
Securities held to maturity, at amortized cost:
     Mortgage-backed and related securities (fair values of $86,912
    and $96,237, respectively)..............................................               85,800                     95,384
Loans receivable, net.......................................................            1,235,980                  1,237,900
Federal Home Loan Bank stock, at cost.......................................               63,266                     62,691
Accrued interest receivable.................................................               10,035                     11,115
Foreclosed properties.......................................................                  431                        401
Real estate held for investment.............................................               28,896                     26,255
Premises and equipment, net.................................................               29,555                     29,128
Other assets................................................................               32,590                     27,688
                                                                                 -----------------         ------------------
Total assets................................................................          $ 2,199,657                $ 2,206,266
                                                                                 =================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits....................................................................          $ 1,430,440                $ 1,449,320
Short term borrowings.......................................................              519,664                    497,152
Long term borrowings........................................................               66,412                     74,281
Advances from borrowers for taxes and insurance.............................                1,290                     10,350
Accrued interest payable and other liabilities..............................               17,869                     14,688
                                                                                 -----------------         ------------------
Total liabilities...........................................................            2,035,675                  2,045,791
                                                                                 -----------------         ------------------

Commitments and contingencies...............................................                    -                          -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued.............................................................                    -                          -
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 9,183,446 and 9,208,244 shares, respectively...............                  146                        146
Additional paid-in-capital..................................................               88,845                     88,826
Accumulated other comprehensive income......................................                  568                      1,137
Treasury stock at cost (5,395,794 and 5,370,996 shares, respectively).......             (74,837)                   (74,264)
Retained earnings, substantially restricted.................................              149,260                    144,630
                                                                                 -----------------         ------------------
Total shareholders' equity..................................................              163,982                    160,475
                                                                                 -----------------         ------------------
Total liabilities and shareholders' equity..................................          $ 2,199,657                $ 2,206,266
                                                                                 =================         ==================


      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Three months ended
                                                                                                   December 31,
                                                                                      ---------------------------------------
                                                                                            2001                  2000
                                                                                      ------------------    -----------------
                                                                                      (In thousands, except per share data)

 INTEREST AND DIVIDEND INCOME:
      Loans....................................................................              $   23,034           $   27,277
      Mortgage-backed and related securities...................................                   8,537               13,681
      Debt and equity securities...............................................                     199                3,342
      Federal funds sold and overnight deposits................................                      24                   38
      Federal Home Loan Bank stock.............................................                     917                  623
                                                                                      ------------------    -----------------
 Total interest and dividend income............................................                  32,711               44,961
                                                                                      ------------------    -----------------
 INTEREST EXPENSE:
      Deposits.................................................................                  10,994               19,168
      Advances and other borrowings............................................                   7,677               13,335
                                                                                      ------------------    -----------------
 Total interest expense........................................................                  18,671               32,503
                                                                                      ------------------    -----------------
 Net interest income before provision for loan losses..........................                  14,040               12,458
 Provision for loan losses.....................................................                     911                  603
                                                                                      ------------------    -----------------
 Net interest income...........................................................                  13,129               11,855
                                                                                      ------------------    -----------------
 OTHER OPERATING INCOME (EXPENSE), NET:
      Loan servicing and loan related fees.....................................                   1,244                  682
      Depository fees and service charges......................................                   1,540                1,347
      Securities gains.........................................................                      57                  277
      Gain on sales of loans...................................................                   3,203                  613
      Insurance annuity and brokerage commissions..............................                     377                  288
      Loss on foreclosed properties............................................                     (1)                 (11)
      Income from real estate held for investment..............................                     778                  753
      Other income.............................................................                     192                  209
                                                                                      ------------------    -----------------
 Total other operating income, net.............................................                   7,390                4,158
                                                                                      ------------------    -----------------
 GENERAL AND ADMINISTRATIVE EXPENSES:
      Compensation and other employee benefits.................................                   6,970                4,941
      Occupancy expenses, including depreciation...............................                   1,170                1,088
      Furniture and equipment, including depreciation .........................                     990                1,070
      Real estate held for investment expenses.................................                     773                  759
      Other general and administrative expenses................................                   2,040                2,402
                                                                                      ------------------    -----------------
 Total general and administrative expenses.....................................                  11,943               10,260
                                                                                      ------------------    -----------------
 Income before income tax expense and cumulative effect of change in
      accounting principle.....................................................                   8,576                5,753
 Income tax expense............................................................                   2,582                1,384
                                                                                      ------------------    -----------------
 Income before cumulative effect of change in accounting principle.............              $    5,994           $    4,369
 Cumulative effect of a change in accounting for derivative instruments and
       hedging activities (net of income taxes of $55).........................                       -                 (84)
                                                                                      ------------------    -----------------
 Net income....................................................................              $    5,994           $    4,285
                                                                                      ==================    =================

 Basic earnings per share:
     Before cumulative effect of change in accounting principle................              $     0.65           $     0.46
     Cumulative effect of change in accounting principle.......................                       -               (0.01)
                                                                                      ------------------    -----------------
                                                                                             $     0.65           $     0.45
                                                                                      ==================    =================

 Diluted earnings per share:
     Before cumulative effect of change in accounting principle................              $     0.62           $     0.46
     Cumulative effect of change in accounting principle.......................                       -               (0.01)
                                                                                      ------------------    -----------------
                                                                                             $     0.62           $     0.45
                                                                                      ==================    =================

      See accompanying Notes to Unaudited Consolidated Financial Statements

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
                      Consolidated Statements of Changes in
                 Shareholders' Equity and Comprehensive Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                            Shares of                                            Other
                                             Common                  Additional              Comprehensive
                                              Stock        Common      Paid-In    Retained      Income/       Treasury
                                           Outstanding      Stock      Capital    Earnings       (Loss)        Stock         Total
                                          ------------------------------------------------------------------------------------------
                                                  (In thousands, except Shares of Common Stock Outstanding and per share data)


Three months ended December 31, 2000

Balance at September 30, 2000...........    9,437,197       $ 146    $ 88,799   $ 130,399      $(18,923)    $(69,498)      $ 130,923

Net income..............................            -           -           -       4,285              -            -          4,285

Change in unrealized loss on securities
     available for sale.................            -           -           -           -         16,668            -         16,668
Reclassification adjustment for gains
     realized in net income............             -           -           -           -          (277)            -          (277)
Income taxes............................            -           -           -           -        (5,841)            -        (5,841)
                                                                                                                        ------------
Comprehensive income....................                                                                                      14,835

Cash dividend - $0.10 per share.........            -           -           -       (941)              -            -          (941)
Purchase of treasury stock..............     (35,076)           -           -           -              -        (487)          (487)
                                         -------------  ---------- -----------  -----------  ------------  -----------  ------------
Balance at December 31, 2000............    9,402,121       $ 146    $ 88,799   $ 133,743      $ (8,373)    $(69,985)      $ 144,330
                                         =============  ========== =========== ===========  =============  ===========  ============

Three months ended December 31, 2001

Balance at September 30, 2001...........    9,208,244       $ 146    $ 88,826   $ 144,630      $  1,137     $(74,264)      $ 160,475

Net income..............................            -           -           -       5,994             -             -          5,994

Change in unrealized gain on securities
     available for sale.................            -           -           -           -          (985)            -          (985)
Reclassification adjustment for gains
     realized in net income............             -           -           -           -           (57)            -           (57)
Income taxes............................            -           -           -           -            473            -            473
                                                                                                                        ------------
Comprehensive income....................                                                                                       5,425

Cash dividend - $0.15 per share.........            -           -           -     (1,376)              -            -        (1,376)
Purchase of treasury stock..............     (32,500)           -           -           -              -        (679)          (679)
Exercise of stock options, net..........        7,702                      19          12                         106            137
                                         -------------  ---------- ----------- -----------  -------------  -----------  ------------
Balance at December 31, 2001............    9,183,446       $ 146    $ 88,799   $ 149,260      $      568   $ (74,837)     $ 163,982
                                         =============  ========== =========== ===========  =============  ===========  ============


      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                        December 31,
                                                                                        ---------------------------------------
                                                                                                 2001                  2000
                                                                                        ------------------     ----------------
                                                                                                        (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................................     $        5,994        $        4,285
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses....................................................                911                   603
      Depreciation, accretion and amortization.....................................              2,058                 1,718
      Deferred income taxes........................................................                341               (3,286)
      Securities gains.............................................................               (57)                 (277)
      Originations of loans held for sale..........................................          (259,987)              (44,484)
      Proceeds from sales of loans held for sale...................................            224,570                47,064
      Gain on sale of loans........................................................            (3,203)                 (613)
      Stock dividends received on Federal Home Loan Bank stock.....................              (575)                 (583)
      Other, net...................................................................            (1,737)                 1,785
                                                                                     ------------------    ------------------
Net cash provided by (used in) operating activities................................           (31,685)                 6,212
                                                                                     ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of mortgage-backed and related securities held to maturity.............            (5,431)                     -
  Principal repayments on mortgage-backed and related securities
      held to maturity.............................................................             15,015                 1,979
  Purchases of mortgage-backed and related securities available for sale...........           (55,851)                     -
  Proceeds from sales of mortgage-backed securities available for sale.............              3,666                 6,282
  Principal repayments on mortgage-backed securities available for sale............             77,423                21,164
  Purchases of debt and equity securities available for sale.......................            (7,264)                     -
  Proceeds from sales of debt and equity securities available for sale.............                  -                 1,766
  Proceeds from maturities of debt and equity securities available for sale........             25,003                 1,975
  Purchase of loans................................................................           (82,441)              (26,076)
  Decrease (increase) in loans, net of loans held for sale.........................             84,361               (2,637)
  Increase in real estate held for investment......................................            (2,977)                 (168)
  Purchases of premises and equipment, net.........................................            (1,299)                  (49)
                                                                                     ------------------    ------------------
Net cash provided by investing activities..........................................             50,205                 4,236
                                                                                     ------------------    ------------------

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow, cont.
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three months ended
                                                                                                        December 31,
                                                                                        ---------------------------------------
                                                                                                 2001                  2000
                                                                                        ------------------     ----------------
                                                                                                       (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits.........................................              (19,386)                 7,306
    Proceeds from advances and other borrowings.................................                60,518               248,261
    Repayments on advances and other borrowings.................................              (51,332)             (269,335)
    Increase in securities sold under agreements to repurchase..................                 5,457                21,895
    Decrease in advances from borrowers for taxes and insurance.................               (9,060)               (9,826)
    Dividends paid..............................................................               (1,376)                 (941)
    Stock option transactions...................................................                   137                     -
    Purchase of treasury stock..................................................                 (679)                 (487)
                                                                                     ------------------    ------------------
Net cash used in financing activities...........................................              (15,721)               (3,127)
                                                                                     ------------------    ------------------
Increase in cash and cash equivalents...........................................                 2,799                 7,321

Cash and cash equivalents:
      Beginning of period.......................................................                38,100                34,747
                                                                                     ------------------    ------------------
      End of period.............................................................           $    40,899           $    42,068
                                                                                     ==================    ==================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest..................................................................           $    19,028           $    29,821
      Income taxes..............................................................                 3,357                 3,001

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Transfer from loans to foreclosed properties..............................            $      187           $         -
      Transfer of mortgage loans to mortgage loans held for sale................                33,747                 9,269


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

 (2)  Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

         Certain previously reported balances have been reclassified to conform with current year presentation.

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

         The contractual or notional amounts of off-balance sheet financial instruments are as follows:


                                                                              Contractual or Notional Amount(s)
                                                                          December 31,               September 30,
                                                                              2001                        2001
                                                                        -----------------          ------------------
                                                                                       (In thousands)

             Commitments to extend credit:
                 Fixed-rate loans.....................................         $  21,465                   $  19,375
                 Variable-rate loans..................................            51,699                      29,157
             Mortgage loans sold with recourse........................            13,312                      15,090
             Guarantees under IRB issues..............................            38,019                      38,080
             Interest rate swap agreements (notional amount)..........            60,000                      80,000
             Unused and open-ended lines of credit:
               Consumer..............................................            242,635                     232,046
               Commercial.............................................            72,392                      24,423
            Commitments to fund equity investments....................               987                       3,811


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of December 31, 2001 have interest rates ranging from 5.875% to 9.875%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



         basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate and commercial business assets.

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At December 31, 2001, appraised values of the real estate collateral exceeded the amount of the guarantees.

         Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments, but does not expect any counterparty to fail to meet their obligations. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing assets and liabilities. At December 31, 2001, the Company had $60 million in fixed receive-floating pay agreements with maturity dates ranging from 2008 to 2009 and call dates ranging from January 2002 to June 2002. The agreements have fixed interest rates ranging from 5.85% to 6.30% and variable interest rates ranging from 1.72% to 2.33%.

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

         The commitments to fund equity investments represent amounts St. Francis Equity Properties, Inc. ("SFEP") is committed to invest in low-income housing projects which would qualify for tax credits under
         Section 42 of the Internal Revenue Code ("the Code"). The investment in the low-income housing projects is included in the Company's balance sheet as real estate held for investment.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued




         (4)       Securities

         The Company's securities available for sale and held to maturity at December 31, 2001 were as follows:



                                                                          SECURITIES AVAILABLE FOR SALE
                                                            ----------------------------------------------------------
                                                                              Gross         Gross
                                                             Amortized     Unrealized     Unrealized         Fair
                                                               Cost           Gains        (Losses)         Value
                                                            ------------   ------------  -------------   -------------
                                                                                 (In thousands)

          DEBT AND EQUITY SECURITIES:
           U. S. Treasury obligations and obligations
             of U.S. Government Agencies...............       $  11,007        $    80      $       -        $ 11,087
           Marketable equity securities................          12,822              -              -          12,822
                                                            ------------   ------------  -------------   -------------
          TOTAL DEBT AND EQUITY SECURITIES.............       $  23,829        $    80      $       -        $ 23,909
                                                            ============   ============  =============   =============

          MORTGAGE-BACKED & RELATED SECURITIES:
           Participation certificates:
             Private issue.............................       $  15,487        $     -      $   (605)        $ 14,882
           REMICs:
             FHLMC.....................................          64,094            328        (1,369)          63,053
             FNMA......................................          10,008             97              -          10,105
             Private issue.............................         500,263          3,452        (1,089)         502,626
           CMO residual................................              36              -              -              36
                                                            ------------   ------------  -------------   -------------
          TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES.............................       $ 589,888        $ 3,877      $ (3,063)        $590,702
                                                            ============   ============  =============   =============


                                                                           SECURITIES HELD TO MATURITY
                                                            ----------------------------------------------------------
                                                                              Gross         Gross
                                                             Amortized     Unrealized     Unrealized         Fair
                                                               Cost           Gains        (Losses)         Value
                                                            ------------   ------------  -------------   -------------
                                                                                 (In thousands)

          MORTGAGE-BACKED & RELATED SECURITIES:
           Participation certificates:
             GNMA......................................        $  9,206       $     70         $    -       $   9,276
           REMICs:
             Private issue.............................          76,594          1,042              -          77,636
                                                            ------------   ------------  -------------   -------------
           TOTAL MORTGAGE-BACKED AND RELATED
                SECURITIES............................         $ 85,800       $  1,112         $    -       $  86,912
                                                            ============   ============  =============   =============



         During the three month periods ended December 31, 2001 and 2000, gross proceeds from the sale of securities available for sale totaled approximately $3.7 million and $8.0 million, respectively. The gross realized gains on such sales totaled approximately $57,000 and $122,000 for the three month periods ended December 31, 2001 and 2000, respectively. There were no gross realized losses on such sales for the three month periods ended December 31, 2001 and 2000.

         At December 31, 2001, $451.2 million of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



(5)  Loans

         Loans receivable are summarized as follows:

                                                                                    December 31,      September 30,
                                                                                        2001              2001
          -----------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)


           First mortgage -- one- to four-family..............................         $  291,363         $  298,617
           First mortgage -- residential construction..........................            73,828             68,936
           First mortgage - multi-family......................................            140,949            126,338
           Commercial real estate.............................................            378,217            362,329
           Home equity........................................................            226,149            221,559
           Commercial.........................................................            152,480            140,826
           Consumer secured by real estate.....................................            67,940             71,325
           Interim financing and consumer loans...............................             20,193             18,027
           Indirect auto.......................................................            12,301             15,632
           Education..........................................................              3,348              3,253
                                                                                   ---------------   ----------------
               Total gross loans................................................        1,366,768          1,326,842
                                                                                   ---------------   ----------------
           Less:
               Loans in process..................................................          59,604             57,153
               Unearned insurance premiums......................................              128                136
               Deferred loan and guarantee fees.................................              567                445
               Purchased loan discount..........................................              513                548
               Allowance for loan losses........................................           12,382             11,686
                                                                                   ---------------   ----------------
               Total deductions.................................................           73,194             69,968
                                                                                   ---------------   ----------------
           Total loans receivable.............................................          1,293,574          1,256,874
           Less:  First mortgage loans held for sale..........................             57,594             18,974
                                                                                   ---------------   ----------------
           Loans receivable, net..............................................         $1,235,980         $1,237,900
                                                                                   ===============   ================


                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued




(6)  Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:


                                                                                           Three months ended
                                                                                              December 31,
                                                                                   ----------------------------------
                                                                                        2001               2000
                                                                                   ---------------   ----------------
                                                                                              (In thousands)


          Beginning Balance....................................................          $ 11,686           $ 10,404
          Charge-offs:
            Real estate -- mortgage............................................              (23)               (27)
            Commercial loans...................................................                 -               (93)
            Home equity loans..................................................                 -               (35)
            Consumer..........................................................              (214)               (50)
                                                                                   ---------------   ----------------
          Total charge-offs....................................................             (237)              (205)
                                                                                   ---------------   ----------------
          Recoveries:
            Real estate -- mortgage............................................                18                  -
            Commercial loans...................................................                 -                  2
            Home equity loans..................................................                 -                  -
            Consumer..........................................................                  4                  8
                                                                                   ---------------   ----------------
          Total recoveries.....................................................                22                 10
                                                                                   ----------------  ----------------
          Net charge-offs......................................................             (215)              (195)
                                                                                   ---------------   ----------------

          Provision............................................................               911                603
                                                                                   ---------------   ----------------
          Ending balance.......................................................          $ 12,382           $ 10,812
                                                                                   ===============   ================



(7)  Earnings Per Share


         Basic earnings per share of common stock for the three month periods ended December 31, 2001 and 2000, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the three month periods ended December 31, 2001 and 2000, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at December 31, 2001 and September 30, 2001, have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding at period end adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



         The computation of earnings per common share is as follows:



                                                                                             Three months ended
                                                                                                December 31,
                                                                                  -----------------------------------------
                                                                                         2001                  2000
                                                                                  -------------------   -------------------

           Income before cumulative effect of change in
               accounting principle.........................................            $  5,994,000          $  4,369,000
           Cumulative effect of change in accounting principle..............                       -              (84,000)
                                                                                  -------------------   -------------------
           Net income for the period........................................            $  5,994,000          $  4,285,000
                                                                                  ===================   ===================

           Common shares issued.............................................              14,579,240            14,579,240
           Weighted average treasury shares.................................               5,399,966             5,165,991

           Weighted average common shares
               outstanding during the period................................               9,179,274             9,413,249
           Effect of dilutive stock options outstanding.....................                 441,823                79,366
                                                                                  -------------------   -------------------
           Diluted weighted average common shares
               outstanding during the period................................               9,621,097             9,492,615
                                                                                  ===================   ===================

           Basic earnings per share:
               Before cumulative effect of change in accounting principle...            $       0.65          $       0.46

               Cumulative effect of change in accounting principle..........                       -                (0.01)
                                                                                  -------------------   -------------------
                                                                                        $       0.65          $       0.45
                                                                                  ===================   ===================
           Diluted earnings per share:
               Before cumulative effect of change in accounting principle...            $       0.62          $       0.46

               Cumulative effect of change in accounting principle..........                       -                (0.01)
                                                                                  -------------------   -------------------
                                                                                        $       0.62          $       0.45
                                                                                  ===================   ===================


         The computation of book value per common share is as follows:


                                                                                December 31,         September 30,
                                                                                    2001                  2001
                                                                             -------------------   -------------------

          Common shares outstanding at the end of the period.............             9,183,446             9,208,244
          Incremental shares relating to dilutive stock
             options outstanding at the end of the period.................              513,497               424,891
                                                                             -------------------   -------------------
                                                                                      9,696,943             9,633,135
                                                                             ===================   ===================

          Total shareholders' equity at the end of the period............         $ 163,982,000         $ 160,475,000

          Book value per common share....................................         $       16.91         $       16.66


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

         At December 31, 2001, 60,650 shares were reserved for future grants. Further information concerning the options is as follows:


                                                                        Three months ended December 31,
                                                      --------------------------------------------------------------------
                                                                    2001                               2000
                                                      --------------------------------------------------------------------
                                                                          Weighted                           Weighted
                                                                           Average                           Average
                                                         Options       Exercise Price      Options        Exercise Price
                                                      --------------------------------------------------------------------


           Outstanding at beginning of period........     1,614,898             $15.74      1,700,148              $15.78
           Granted...................................             -                  -              -                   -
           Canceled..................................             -                  -        (2,400)               21.31
           Exercised.................................       (7,702)              15.43              -                   -
                                                      --------------   ----------------  -------------   -----------------
           Outstanding at end of period..............     1,607,196             $15.74      1,697,748              $15.77
                                                      ==============   ================  =============   =================

           Options exercisable.......................     1,041,701     $5.00 -- 22.00        819,625      $5.00 -- 22.00
                                                      ==============   ================  =============   =================

(9)  Income Taxes

          Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:


                                                                                  ------------------------------
                                                                                       Three months ended
                                                                                         December 31,
                                                                                  ------------------------------
                                                                                      2001           2000
                                                                                  ------------------------------
                                                                                        (In thousands)


          Federal income tax expense at statutory rate of 35%..................        $ 3,001        $ 1,965
          State income taxes, net of Federal income tax benefit................            262              2
          Tax exempt interest..................................................           (17)           (26)
          Acquisition intangible amortization..................................              -             57
          Affordable housing credits...........................................          (652)          (652)
          Other, net...........................................................           (12)             38
                                                                                  -------------  -------------
                                                                                       $ 2,582        $ 1,384
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

         The Company utilizes interest rate swaps to hedge the fair value of brokered certificates of deposit ("CD's"). Hedges on brokered CD's account for a significant majority of the Company's hedging activity, with hedges on other items being relatively nominal. The interest rate swaps that hedge brokered CD's are matched with the CD as to final maturity, interest payment dates and call features. The interest rate swaps are a floating pay-fixed receive instrument and as such, they convert the fixed rate payment on the brokered CD's to a floating rate and thus hedge the fair value of the brokered CD's from changes in interest rates.

         The Company measures the effectiveness of its' hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. If the ineffectiveness of a hedge exceeds certain levels, the derivative would no longer be eligible for hedge treatment and future changes in fair value of the derivative would be recorded on the income statement.

         The Company's commitments to originate mortgage loans held-for-sale are considered a derivative under the accounting standards. As such, the change in fair value of such commitments, are recorded as an adjustment to the gains on the sale of loans.

         As of the adoption date of Statement 133, the Company had two interest rate swap agreements that were not considered hedges under the accounting standard. Both agreements were terminated during the quarter ended December 31, 2000. The fair value of the agreements as of October 1, 2000 is included in the cumulative effect of an accounting change and the change in fair value during the quarter ended December 31, 2000 is included in securities gains (losses) in the income statement.

         Upon adoption of Statement 133, the Company recorded the cumulative effect of an accounting change in an amount equal to the accounting effects of the statement as of October 1, 2000. The cumulative effect, net of taxes, was a decrease in net income of $84,000.

         At December 31, 2001, the Company had $60.0 million in interest rate swaps outstanding compared with $80.0 million at September 30, 2001. The swaps are designed to offset the changing interest payments of certain of the Company's brokered certificates. Fixed receive-floating pay swaps totaled $60.0 million at December 31, 2001 and were entered into to hedge interest rates on fixed rate certificates of deposits. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the three month period ended December 31, 2001, the Company recorded a net reduction of interest expense of $561,000 as a result of the Company's interest rate swap agreements compared with a net reduction of $200,000 for the three month period ended December 31, 2000.

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued



(11)  Current Accounting Developments

         The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"--a replacement of FASB Statement No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2001. This Statement is to be applied prospectively with certain exceptions. Therefore, earlier or retroactive application of this Statement is not permitted. Adoption of this standard did not materially effect the results of operations or financial position of the Company.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. As required under SFAS No. 142, the Company discontinued the amortization of goodwill with a net carrying value of $13.4 million at October 1, 2001 and annual amortization of approximately $1.2 million that resulted from business combinations prior to the adoption of SFAS No.
         141. The Company will evaluate goodwill for impairment at least annually.


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

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements, continued


        ----------------------------------------------------------------------------------------------------------------------
        BUSINESS SEGMENTS                            Retail       Commercial       Mortgage                        Total
                                                     Banking        Banking        Banking       Investments      Segments
        ----------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands)

        THREE MONTHS ENDED DECEMBER 31, 2001
        Net interest income (expense)........        $     (29)      $   5,496       $   2,358    $     (281)     $     7,545
        Provision for loan losses............               378            492              41              -             911
        Other operating income...............             2,184            326           3,338             57           5,906
        General and administrative expenses..             5,516            865           1,360            211           7,951
        Income tax expense (benefit).........             (936)          1,118           1,079          (109)           1,152
                                                  -------------- -------------- --------------- -------------- ---------------
        Segment profit (loss)................        $  (2,802)      $   3,347       $   3,217    $     (326)     $     3,436
                                                  ============== ============== =============== ============== ===============

        Segment average assets...............        $  330,906      $ 632,960       $ 309,960    $   781,403     $ 2,055,229
                                                  ============== ============== =============== ============== ===============

        THREE MONTHS ENDED DECEMBER 31, 2000
        Net interest income..................        $    6,473      $   3,370       $   1,674    $       528     $    12,045
        Provision for loan losses............               221            261             120              -             603
        Other operating income...............             1,819            275             689            141           2,925
        General and administrative expenses..             5,227            649             839            230           6,945
        Income tax expense...................               632            608             313             98           1,650
                                                  -------------- -------------- --------------- -------------- ---------------
        Segment profit.......................        $    2,212      $   2,127       $   1,092    $       342     $     5,773
                                                  ============== ============== =============== ============== ===============

        Segment average assets...............        $  319,172      $ 583,451       $ 434,085    $ 1,070,910     $ 2,407,618
                                                  ============== ============== =============== ============== ===============



        RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS


                                                                                              Three months ended December 31,
                                                                                                   2001            2000
        ----------------------------------------------------------------------------------------------------------------------

        NET INTEREST INCOME AND OTHER OPERATING INCOME
        Total for segments...............................................................        $    13,450      $    14,970
        Unallocated transfer pricing credit (primarily on capital).......................              7,013            1,340
        Income from affordable housing subsidiary........................................                778              753
        Holding company interest expense.................................................              (320)            (725)
        Elimination of intercompany interest income......................................              (276)            (278)
        Other............................................................................                785              556
                                                                                              --------------- ----------------
        Consolidated total revenue.......................................................        $    21,430       $   16,616
                                                                                              =============== ================

        PROFIT
        Total for segments...............................................................        $     3,436       $    5,773
        Unallocated transfer pricing credit (primarily on capital).......................              4,208              804
        Unallocated administrative and centralized support costs (a).....................            (1,501)          (1,275)
        Holding company net loss........................................................               (293)            (543)
        Elimination of intercompany interest income......................................              (166)            (167)
        Affordable housing tax credits...................................................                652              652
        Other............................................................................              (342)            (959)
                                                                                              --------------- ----------------
        Consolidated net income..........................................................        $     5,994       $    4,285
                                                                                              =============== ================

        AVERAGE ASSETS
        Total for segments...............................................................        $ 2,055,229      $ 2,407,618
        Elimination of intercompany loans................................................           (13,371)         (13,338)
        Other assets not allocated.......................................................            144,031           96,053
                                                                                              --------------- ----------------
        Consolidated average assets......................................................        $ 2,185,889      $ 2,490,333
                                                                                              =============== ================



        ----------------------
        (a) After-tax effect of $2.5 million and $2.1 million of general and administrative expenses for the three month periods ended December 31, 2001 and 2000, respectively.

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


FINANCIAL CONDITION

The Company's total assets at December 31, 2001 were $2.20 billion, a decrease of $6.6 million from $2.21 billion at September 30, 2001. Decreases in mortgage-backed and related securities and investment securities were offset by an increase in loans held for sale. The primary reason for the decrease is the continuing restructuring of the balance sheet as the Company continues to reduce the size of its mortgage-backed and related securities and investment securities portfolios. Total capital increased to $164.0 million at December 31, 2001 compared with $160.5 million at September 30, 2001. The Company's ratio of shareholders' equity to total assets was 7.45% at December 31, 2001, compared to 7.27% at September 30, 2001. The Company's fully dilutive book value per share was $16.91 at December 31, 2001, compared to $16.66 at September 30, 2001.

The restructuring of the balance sheet continues to be one of the strategic initiatives of the Company. Since fiscal 2000, the Company continues to reduce the size of its mortgage-backed securities and investment securities portfolios as repayments, scheduled maturities and sales occur. Funds received from these repayments, maturities and sales have been and are expected to be used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. This restructuring is part of a long-range plan to make the Company's balance sheet composition more representative of "community banks" with a greater percentage of assets in our loan portfolio as opposed to investments. Management anticipates that this restructuring should improve the Company's margins due to the generally higher interest rates on loans, and depending on the growth in the loan portfolio, this will continue to be an ongoing initiative of the Company in fiscal 2002.

Loans receivable, including mortgage loans held for sale, increased $36.7 million to $1.29 billion at December 31, 2001 from $1.26 billion at September 30, 2001. During the three month period ended December 31, 2001, multi-family mortgage loans increased $14.6 million, commercial real estate loans increased $15.9 million, and commercial loans increased $11.7 million, partially offset by a decrease of $4.5 million in consumer and interim financing loans and a decrease of $2.4 million in one- to four-family loans. The Company's one- to four-family mortgage loan portfolio has a significant level of adjustable rate loans and during periods of declining or generally low interest rates, the customers generally convert adjustable rate loans to fixed rate loans. However, fixed rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet.

For the three month period ended December 31, 2001, the Company originated approximately $326.8 million in loans, as compared to $143.3 million for the same period in the prior year. Of the $326.8 million in loans originated, $28.3 million were commercial loans, $17.5 million were multi-family loans, $26.0 million were commercial real estate loans, $188.5 million were first mortgage loans, $44.7 were home equity loans and $21.8 million were consumer and interim financing loans. For the three month period ended December 31, 2001, the Company purchased $82.4 million one- to four-family loans, as compared to $26.1 million for the same period in the prior year. The increase in loans purchased during the current year is primarily due to the Company's mortgage banking operation in Illinois. For the three month period ended December 31, 2001, the Company sold $221.4 million one- to four-family loans, as compared to $46.5 million for the same period in the prior year. During periods of declining or generally low interest rates, the Company originates more fixed rate loans, which are generally sold in the secondary market.

Mortgage-backed and related securities, including securities available for sale, decreased $35.9 million to $676.5 million at December 31, 2001 from $712.4 million at September 30, 2001. The decreases were due to accelerated repayments, scheduled maturities and sales during the current quarter. The decrease in mortgage-backed securities was partially offset by purchases of

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



$61.3 million during the three month period ended December 31, 2001. As noted above, in connection with the balance sheet restructuring program, in fiscal 2000, the Company began reducing the size of its mortgage-backed securities portfolios which management anticipates will continue to be an ongoing strategic initiative of the Company in fiscal 2002. As part of this effort, the Company has reduced the size of the mortgage-backed securities and investment securities portfolios and used the funds generated from the repayment of principal to grow and diversify the Company's loan portfolio, to reduce the amount of the Company's wholesale debt and as an additional source of liquidity. The Company intends to reduce the size of its mortgage-backed securities and investment securities portfolios to accommodate growth in the loan portfolio.

Deposits decreased $18.9 million to $1.43 billion at December 31, 2001 from $1.45 billion at September 30, 2001. The decrease in deposits was due primarily to decreases of $12.3 million in certificates of deposit and $6.5 million in money market demand account deposits offset by increases of $2.5 million in checking accounts. At December 31, 2001, the Company had approximately $189.5 million in brokered certificates of deposit compared with $224.4 million at September 30, 2001. The brokered deposits generally consist of terms from three months to ten years and include certificates that are callable at the option of the Company. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings increased by $14.6 million to $586.1 million at December 31, 2001 from $571.4 million at September 30, 2001. Short term borrowings increased $22.5 million to $519.7 million at December 31, 2001, compared to $497.2 million at September 30, 2001. At December 31, 2001, $420.0 million of the short term borrowings were callable FHLB advances with maturities from three to ten years and are callable by the FHLB during the next fiscal year and quarterly thereafter. Long-term borrowings decreased $7.9 million to $66.4 million at December 31, 2001, compared to $74.3 million at September 30, 2001. At December 31, 2001, the Company had an additional borrowing capacity of $257.1 million available from the FHLB.


RESULTS OF OPERATIONS

NET INCOME. Net income for the three month period ended December 31, 2001 was $6.0 million compared with $4.4 million for the three month period ended December 31, 2000. The prior year period included a reduction in net income of $84,000 for the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities." Net income for the three month period ended December 31, 2001 increased primarily due to an increase in net interest income and other operating income.

The following table shows the return on average assets and return on average equity ratios for each period:


                                                                                   Three months ended
                                                                                      December 31,
                                                                         ---------------------------------------
                                                                               2001                  2000
                                                                         ------------------    -----------------

 Return on average assets...........................................                 1.09%                0.68%

 Return on average equity...........................................                14.43%               12.59%



NET INTEREST INCOME. Net interest income before provision for loan losses increased $1.5 million or 12.7% to $14.0 million for the three month period ended December 31, 2001 compared to $12.5 million for the same period in the prior year. The increase in net interest income for the three month period ended December 31, 2001 was primarily due to an increase in the net interest margin to 2.70% from 2.06% in the prior year, partially offset by a decrease of $334.3 million in average earning assets. The increase in net interest margin is largely attributable to the reduction in market interest rates and to the restructuring of the balance sheet. Generally during times when market interest rates decline, the Company experiences an improvement in its' funding costs at a faster pace than

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

the decrease in its' asset yields. In addition, the Company continued its' long term balance sheet restructuring, replacing lower-yielding security assets with higher yielding loan assets.

Total interest income decreased $12.3 million or 27.3% to $32.7 million for the three month period ended December 31, 2001 compared to $45.0 million at December 31, 2000. The decrease in interest income was primarily the result of decreases in interest on loans, mortgage-backed and related securities and debt and equity securities. The decrease in interest income on loans was the result of a decrease in the average balance of loans to $1.27 billion from $1.33 billion for the three month periods ended December 31, 2001 and 2000, respectively, and a decrease in the average yield on loans to 7.18% from 8.15% for the same periods. The decrease in interest income on mortgage-backed and related securities was due to a decrease in the average balance of such securities to $709.8 million from $820.0 million for the three month period ended December 31, 2001 and 2000, respectively, and a decrease in the average yield on such securities to 4.77% from 6.62% for the same periods.

Total interest expense decreased $13.8 million or 42.6% to $18.7 million for the three month period ended December 31, 2001, compared to $32.5 million for the three month period ended December 31, 2000. The decrease in interest expense was the result of decreases in the cost of deposits and advances and other borrowings, as well as decreases in the average balances. The average cost of deposits decreased to 3.19% from 5.46% for the three month periods ended December 31, 2001 and 2000, respectively. The average balances of deposits decreased to $1.37 billion for the three month period ended December 31, 2001, as compared to $1.39 billion for the same period in the prior year. See "Financial Condition" for a further discussion of the Company's deposit base. The average balance of advances and other borrowings decreased to $553.5 million for the three month period ended December 31, 2001, as compared to $858.9 million for the same period in the prior year. The average cost of advances and other borrowings decreased to 5.50% for the three month period ended December 31, 2001 from 6.16% for the same period in the prior year. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the three month period ended December 31, 2001 and 2000, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the schedule.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


                                                                          THREE MONTHS ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                                  2001                                   2000
                                                  --------------------------------------------------------------------------
                                                                            AVERAGE                                AVERAGE
                                                     AVERAGE                YIELD/          AVERAGE                YIELD/
                                                     BALANCE    INTEREST     COST           BALANCE    INTEREST     COST
                                                  -----------------------------------    -----------------------------------
                                                                            (Dollars in thousands)


 ASSETS
 Federal funds sold and overnight deposits...      $     4,604   $     24       2.07  %   $     2,385   $     38       6.32   %
 Debt and equity securities..................           13,051        199       6.05          217,257      3,342       6.10
 Mortgage-backed and related securities......          709,756      8,537       4.77          819,963     13,681       6.62
 Loans:
   First mortgage............................          800,658     14,942       7.40          855,902     16,959       7.86
   Home equity...............................          225,364      3,626       6.38          194,162      4,489       9.17
   Consumer .................................          105,346      2,241       8.44          124,439      2,706       8.63
   Commercial and agricultural...............          141,321      2,225       6.25          152,528      3,123       8.12
                                                  ------------------------               ------------------------
       Total loans...........................        1,272,689     23,034       7.18        1,327,031     27,277       8.15
 Federal Home Loan Bank stock................           63,254        917       5.75           30,981        623       7.98
                                                  ------------------------               ------------------------
       Total earning assets..................        2,063,354     32,711       6.29        2,397,617     44,961       7.44
                                                               -----------                            -----------
 Valuation allowances........................          (8,951)                               (37,096)
 Cash and due from banks.....................           31,339                                 27,584
 Other assets................................          100,147                                102,228
                                                  -------------                          -------------
       Total assets..........................      $ 2,185,889                            $ 2,490,333
                                                  =============                          =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .............................      $    86,498         81       0.37      $    78,403        120       0.61
   Money market demand accounts..............          461,352      2,179       1.87          374,677      4,944       5.24
   Passbook..................................           89,138        228       1.01           89,689        442       1.96
   Certificates of deposit...................          730,598      8,506       4.62          849,044     13,662       6.38
                                                  ------------------------               ------------------------
Total interest-bearing deposits..............        1,367,586     10,994       3.19        1,391,813     19,168       5.46
Advances and other borrowings................          553,464      7,672       5.50          858,915     13,329       6.16
Advances from borrowers for taxes and
  insurance..................................            9,014          5       0.22            9,305          6       0.26
                                                  -----------------------               ------------------------
       Total interest-bearing liabilities            1,930,064     18,671       3.84        2,260,033     32,503       5.71
                                                               -----------                            -----------
Non interest-bearing deposits................           74,476                                 78,156
Other liabilities............................           16,540                                 17,121
Shareholders' equity.........................          164,809                                135,023
                                                  -------------                          -------------
Total liabilities and shareholders' equity...      $ 2,185,889                            $ 2,490,333
                                                  =============                          =============
Net interest income..........................                    $ 14,040                               $ 12,458
                                                               ===========                            ===========
Net yield on interest-earning assets.........                                   2.70%                                  2.06   %

Interest rate spread.........................                                   2.45                                   1.73
Ratio of earning assets to interest-bearing
  liabilities................................                                 106.91                                 106.09

                                       21

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                                                       Three months ended
                                                                          December 31,
                                                                    2001                2000
                                                             ------------------  -------------------
                                                                     (Dollars in thousands)


 Beginning balance......................................            $   11,686           $   10,404
 Provision for loan losses..............................                   911                  603
 Charge-offs............................................                 (237)                (205)
 Recoveries.............................................                    22                   10
                                                             ------------------  -------------------
 Ending balance.........................................            $   12,382           $   10,812
                                                             ==================  ===================

 Ratio of allowance for loan losses to gross loans
      receivable at the end of the period................                0.91%                0.78%

 Ratio of allowance for loan losses to total non-
      performing loans at the end of the period..........              119.62%               75.18%

 Ratio of net charge-offs to average gross loans
      (annualized)......................................                 0.07%                0.06%


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

In general, the level of the allowance for loan losses and changes during each fiscal year is a function of several factors, including but not limited to changes in the loan portfolio, net charge-offs and non-performing loans. At December 31, 2001, gross loans receivable were $1.37 billion compared to $1.39 billion at December 31, 2000. Net charge-offs for the three month period ended December 31, 2001 were $215,000 compared to $195,000 for the three month period ended December 31, 2000. Non-performing loans decreased to $9.9 million or 0.73% of gross loans at December 31, 2001 compared to $10.3 million or 0.77% of gross loans at September 30, 2001. For the three month period ended December 31, 2001, the provision for loan losses was $911,000 compared to $603,000 for the same period in the prior year.

Management believes that the allowance for loan losses at December 31, 2001 is adequate to absorb probable losses inherent in the portfolio. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of factors discussed herein.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



OTHER OPERATING INCOME. Other operating income increased by $3.2 million to $7.4 million for the three month period ended December 31, 2001, compared to the same period in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                                                                       Three months ended
                                                                          December 31,
                                                                     2001               2000
                                                               -----------------  ----------------
                                                                     (Dollars in thousands)


 Other operating income...................................            $   7,390         $   4,158

 Percent of average assets (annualized)...................                1.34%             0.66%



The increase for the three month period ended December 31, 2001 was due primarily to increases in gains on the sale of loans and increases in loan-related fees. Gains on the sale of mortgage loans increased to $3.2 million for the three month period ended December 31, 2001 compared to gains of $613,000 for the same period in the prior year. The Company's volume of mortgage loan sales were $221.4 million for the three month period ended December 31, 2001, compared to $46.4 million for the same period in the prior year. The level of loan sale activity is highly dependent on the interest rate environment and on the types of mortgage loans originated. In the recent low interest rate environment, customers are more likely to select or refinance into fixed-rate mortgages, which the Company then generally sells in the secondary market. The increase in other loan-related fees included higher levels of a variety of fees including prepayment penalties, loan modification fees and other loan origination fees, which were also attributable to increased loan activity in the recent low interest rate environment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.7 million or 16.4% to $11.9 million for the three month period ended December 31, 2001, compared to the same period in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                                                                        Three months ended
                                                                           December 31,
                                                                     2001               2000
                                                               -----------------  ------------------
                                                                      (Dollars in thousands)


 General and administrative expenses......................           $   11,943          $   10,260

 Percent of average assets (annualized)...................                2.17%               1.63%


The increase is primarily due to additional levels of compensation, including increased commissions and incentive pay related to the Company's increased loan origination activity, higher benefit costs and normal merit pay increases at the start of the Company's fiscal year. Including commissions and salaries, mortgage loan related compensation increased by approximately $800,000 during the quarter compared to the prior year. Increases in benefit costs in the current period are the result of lower benefit costs during the three months ended December 31, 2000. The Company paid off its ESOP loan in June 2000 and reduced the retirement benefit costs for the remainder of calendar year 2000. Normal retirement benefit costs resumed on January 1, 2001. Pension and ESOP expenses were $474,000 during the three month period ended December 31, 2001 compared with zero for the three month period ended December 31, 2000. The prior year also included $308,000 related to goodwill amortization. This expense was eliminated with the Company's adoption of Financial Accounting Standards No. 142 effective on October 1, 2001.

INCOME TAX EXPENSE. Income tax expense increased to $2.6 million for the three month period ended December 31, 2001, compared to $1.4 million for the same period in the prior year. The effective tax rate for the three month period ended December 31, 2001 was 30.11% compared with 24.06% for the three month period ended December 31, 2000. The increase in the effective tax rate is primarily due to the increased amount of income and an increase in state taxes of $260,000 during the three month period ended December 31, 2001. The income tax credits received on the Company's affordable housing investments were $652,000 for each of the three month periods ended December 31, 2000 and 2001.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

ASSET QUALITY

Total non-performing assets were $10.4 million, or 0.47% of total assets at December 31, 2001, compared with $10.7 million, or 0.48% of total assets at September 30, 2001. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets are summarized as follows:


                                                         December 31,       September 30,
                                                             2001               2001
                                                       -----------------  -----------------
                                                              (Dollars in thousands)


 Non-performing loans..............................           $   9,920          $  10,262
 Foreclosed properties.............................                 431                401
                                                       -----------------  -----------------
 Non-performing assets.............................           $  10,351          $  10,663
                                                       =================  =================

 Non-performing loans to gross loans...............               0.73%              0.77%

 Non-performing assets to total assets.............               0.47%              0.48%



Except as disclosed above, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms. The Company's largest non-performing credit at December 31, 2001 is a $3.1 million commercial credit, which had been reduced by $2.0 million in payments received during the quarter. The loan was restructured during the quarter with the Company receiving a new secured term loan (as a participant bank), the aforementioned cash payments and unregistered shares of the borrower's common stock. No additional charge-off or provision was required during the quarter in connection with the loan restructuring.

Impaired loans totaled $8.7 million at December 31, 2001 compared to $7.8 million at September 30, 2001. These loans had associated impairment reserves of $1.5 million and $1.3 million at December 31, 2001 and September 30, 2001, respectively. For the three month period ended December 31, 2001, the average balance of impaired loans was $9.0 million compared to $11.0 million for the year ended September 30, 2001. Interest income on impaired loans for the three month periods ended December 31, 2001 and 2000 was $25,000 and $30,000, respectively.

ASSET/LIABILITY MANAGEMENT

Asset and liability management is an ongoing process of managing asset and liability maturities to control the interest rate risk of the Company. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. Generally, the Company is subject to decreases in the net interest margin in rising rate environments and increases in the net interest margin in falling interest rate environments. The Company may utilize the following strategies to mitigate its interest rate risk, which is generally assumed to be adverse in a rising rate environment: (i) the Company seeks to originate and hold a variety of ARMs or other mortgage loans with short- to medium-term average lives and invests in primarily mortgage-backed and related securities with short- to medium-term average lives; (ii) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposit with terms of one to five years, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; (iii) the Company has utilized short term and long term borrowings, principally secured from the FHLB, as well as, brokered certificates of deposits with risk characteristics that are similar to the Company's assets; and (iv) the Company may use off-balance sheet instruments such as interest rate swaps to hedge the Company's interest rate risk on selected assets or liabilities.

At December 31, 2001, the Company's estimated cumulative one-year gap between assets and liabilities was a positive 3.53% of total assets. A positive gap occurs when a greater dollar amount of interest-earning assets are repricing or maturing than interest-bearing liabilities. The Company's three-year cumulative gap as of December 31, 2001 was a negative 8.41% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest-earning assets. The change in the Company's gap position is due to the decline in interest rates during fiscal 2001 and 2002. As interest rates declined, the terms of the Company's assets shortened and the terms of the liabilities lengthened. The shortening of assets is

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



primarily due to the shortening of prepayments on the Company's mortgage-related assets. The lengthening of the liabilities is due to both renewals of brokered certificates of deposit and to a lesser extent retail deposits, at longer terms and to the lengthening of the repricing characteristics of the Company's fixed rate puttable FHLB advances.

With a positive gap position, during periods of rising interest rates it is expected that the yield of the Company's interest-earning assets will rise more quickly than the cost on its interest-bearing liabilities, which will have a positive effect on its net interest income. Although the opposite effect on net interest income would occur in periods of falling interest rates, the Company could experience substantial prepayments of its fixed-rate mortgage loans and mortgage-backed and related securities in periods of falling interest rates, which would result in the reinvestment of such proceeds at market rates which are lower than current rates.

The Company's interest rate risk position, as defined by gap, is dynamic as interest rates change. While static gap analysis may be a useful measure of determining short-term risk to future net income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the market interest rate environment. In the event market interest rates increase significantly from the current rates at December 31, 2001, the Company expects that its one-year positive gap would become negative due to the anticipated shortening of the term of FHLB puttable advances and to a lesser extent, the lengthening of the term of mortgage-related assets assuming prepayments slow.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



The following table summarizes the Company's gap position as of December 31, 2001.

                                                                           More than     More than
                                                  Within       Four to      One Year       Three
                                                   Three       Twelve       to Three      Years to     Over Five
                                                  Months       Months        Years       Five Years      Years           Total
                                               ----------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Residential.........................        $  23,375    $  82,986     $  68,212     $  19,106     $  50,311     $ 243,990
      Commercial..........................          136,422      123,619       226,936        59,433       116,214       662,624
      Consumer............................          176,169       20,233        38,633        71,752        22,579       329,366
 Mortgage-backed and related securities...           15,941       25,303        29,576         9,315         5,665        85,800
 Assets available for sale:
      Mortgage loans......................           57,594            -             -             -             -        57,594
      Fixed rate mortgage related.........          271,530            -             -             -             -       271,530
      Variable rate mortgage related......           57,333       93,979       101,938        34,853        31,069       319,172
      Investment securities...............           22,881        1,028             -             -             -        23,909
 Other assets.............................           64,380            -             -             -             -        64,380
                                               ----------------------------------------------------------------------------------
      Total...............................        $ 825,625    $ 347,148     $ 465,295     $ 194,459     $ 225,838    $2,058,365
                                               ==================================================================================

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts........................        $   7,681    $  23,042     $  34,375     $  15,431     $  11,348    $   91,877
      Passbook savings accounts...........            3,261        9,782        18,345        12,278        42,406        86,072
      Money market deposit accounts.......          106,710      318,473         2,950         1,062           597       429,792
      Certificates of deposit.............          174,694      290,648       190,280        19,697        58,383       733,702
 Borrowings (4)...........................           76,263       24,680       481,978         3,155             -       586,076
 Impact of interest rate swaps............           60,000            -             -             -      (60,000)             -
                                               ----------------------------------------------------------------------------------
      Total...............................        $ 428,609    $ 666,625     $ 727,928     $  51,623     $  52,734    $1,927,519
                                               ==================================================================================

Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities..............        $ 397,016    $(319,477)    $(262,633)    $ 142,836     $ 173,104    $  130,846
                                               =================================================================================


Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities..............        $ 397,016    $  77,539     $(185,094)    $ (42,258)    $ 130,846
                                               ====================================================================

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a
percent of total  assets..................           18.05%        3.53%        (8.41%)       (1.92%)        5.95%
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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $73.2 million at December 31, 2001.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 33%, 10% and 98%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $61.3 million or 2.8% of total assets.

(4) Fixed rate puttable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Borrowings includes fixed rate puttable FHLB advances of $420 million maturing in one to three years.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $40.9 million and $38.1 million as of December 31, 2001 and September 30, 2001, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At December 31, 2001, the Company had additional borrowing capacity of $257.1 million available from the FHLB.

In fiscal 2001 the Company continued to reduce the size of its mortgage-backed securities and investment securities portfolios as part of a strategy to decrease the proportion of earnings from that segment of its balance sheet. The reduction was primarily accomplished through the repayment of principal, scheduled maturities and the sale of available-for-sale securities. Funds generated from the repayment of principal, maturities and sales from the mortgage-backed securities and investment securities portfolios were used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. Management anticipates that this form of "balance sheet restructuring" will be an ongoing strategic initiative of the Company in fiscal 2002.

The Company is in the midst of a share repurchase program where it may purchase up to 460,000 shares, or approximately five percent, of its common stock in the open market. As of December 31, 2001, the Company had purchased 70,300 shares under the current authorization at an average price of $20.78 per share. The Company may purchase an additional 389,700 shares under the current authorization. The Company's share repurchase program is funded through dividends received from the Bank and the Company's line of credit. Due to the Company's access to liquidity, shares repurchased have a minimal effect on the Company's liquidity.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



The following table summarizes the Bank's capital ratios at the dates indicated:



                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                    For Capital             Prompt Corrective
                                            Actual               Adequacy Purposes          Action Provisions
                                   -------------------------  ------------------------   ------------------------
                                    Amount         Ratio         Amount       Ratio        Amount        Ratio
---------------------------------  ---------     -----------  -------------  ---------   ------------   ---------
                                                              (Dollars in thousands)


As of December 31, 2001:

Tangible capital..............        $ 176,767       8.09%    => $ 87,428     =>4.0%    => $109,286    =>  5.0%
Core capital .................          176,767       8.09%    =>   87,428     =>4.0%    =>  109,286    =>  5.0%
Tier 1 risk-based capital.....          176,767      11.28%    =>   62,677     =>4.0%    =>   94,015    =>  6.0%
Risk-based capital............          188,710      12.04%    =>  125,354     =>8.0%    =>  156,692    => 10.0%


As of September 30, 2001:

Tangible capital..............        $ 178,436       8.14%    => $ 87,666     =>4.0%    => $109,582    =>  5.0%
Core capital .................          178,436       8.14%    =>   87,666     =>4.0%    =>  109,582    =>  5.0%
Tier 1 risk-based capital.....          178,436      12.61%    =>   56,586     =>4.0%    =>   84,879    =>  6.0%
Risk-based capital............          189,656      13.41%    =>  113,172     =>8.0%    =>  141,465    => 10.0%


The capital of the Company and the Bank exceed all regulatory capital requirements.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001.


                                                    More than         More than          More than           More than
                                  Within            One Year          Two Years         Three Years         Four Years
                                 One Year         to Two Years      to Three Years     To Four Years       to Five Years
                               ---------------- ------------------ ----------------- ------------------- ----------------
Interest earning assets                                                        (Dollars in millions)

 Loans:
    Residential.......      $    1.3    9.40%    $  1.1    7.99%    $  3.4    7.54%    $  0.2    7.70%  $ 23.0     6.79%
    Commercial........          92.8    5.13%      37.3    6.65%      51.6    7.25%      35.5    6.29%    94.4     7.72%
    Consumer..........          29.6    5.64%      39.3    5.84%     101.3    6.01%     105.6    6.41%    21.4     8.51%

Mortgage-backed
  securities:
    Fixed rate........         192.5    5.94%      65.8    5.94%      65.7    5.94%      22.1    5.94%    22.1     5.94%
    Adjustable rate...          54.3    2.87%      46.2    2.87%      35.3    2.87%      32.6    2.87%    29.9     2.87%

Debt and equity
  securities..........          23.9    5.91%         -        -         -       -          -       -       -         -

Other.................          64.4    5.75%         -        -         -       -          -       -       -         -
Total interest              ---------          ---------         ----------         ----------          -------
  earning assets......      $  458.8    5.37%    $189.7    5.32%   $ 257.3    5.83%   $ 196.0    5.75%  $190.8     6.73%
                            =========          =========         ==========         ==========          =======

Interest bearing liabilities

Deposits:
    NOW accounts......      $   30.7    0.50%    $ 17.2    0.50%    $ 17.2    0.50%    $  7.7    0.50%  $  7.7     0.50%
    Passbooks.........          13.0    0.75%       9.2    0.75%       9.2    0.75%       6.2    0.75%     6.1     0.75%
    Money market......         425.2    2.95%       1.5    2.95%       1.5    2.95%       0.5    2.95%     0.5     2.95%
    Certificates......         465.2    4.68%     140.9    4.51%      49.4    4.51%      17.0    5.23%     2.7     5.26%

Borrowings
    Fixed rate........          26.2    4.85%     250.7    5.47%     181.2    5.65%      53.2    6.15%       -         -
    Adjustable rate...          74.7    1.90%         -        -         -        -         -        -       -         -
Total interest             ----------         ----------         ----------         ----------         --------
  bearing
liabilities...........      $1,035.0    3.60%    $419.5    4.83%    $258.5    4.90%    $ 84.6    5.04%  $ 17.0     1.41%
                           ==========         ==========         ==========         ==========         ========


                                                                             Fair
                                          Over                              Market
                                       Five Years             Total         Value
                                   ---------------   ------------------------------
Interest earning assets

 Loans:
    Residential.......             $ 272.5   7.22%      $ 301.5     7.20% $  303.8
    Commercial........               351.1   7.50%        662.7     7.07%    667.6
    Consumer..........                32.2   9.30%        329.4     6.57%    334.3

Mortgage-backed
  securities:
    Fixed rate........                36.7   5.94%        404.9     5.94%    406.1
    Adjustable rate...                73.3   2.87%        271.6     2.87%    271.5

Debt and equity
  securities..........                   -       -         23.9     5.91%     23.9

Other.................                   -       -         64.4     5.75%     64.4

Total interest                    ---------            ---------          ---------
  earning assets......            $  765.8   6.96%     $2,058.4    6.18%  $2,071.6
                                  =========            =========          =========


Interest bearing liabilities

Deposits:
    NOW accounts......            $  11.4   0.50%     $   91.9    0.50%  $    83.8
    Passbooks.........               42.4   0.75%         86.1    0.75%       64.5
    Money market......                0.6   2.95%        429.8    2.95%      429.8
    Certificates......               58.5   6.08%        733.7    4.76%      741.6

Borrowings
    Fixed rate........                  -       -         511.3    5.57%     540.5
    Adjustable rate...                  -       -          74.7    1.90%      74.7
Total interest bearing            --------            ---------          ---------
   liabilities........            $ 112.9   3.50%      $1,927.5    4.08%  $1,934.9
                                  ========            =========          =========


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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Shareholders was held on January 23, 2002. Only shareholders of record at the close of business on November 30, 2001 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 9,175,744 shares of common stock outstanding, and 8,177,221 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the matters voted upon at the Annual Meeting.


                                                                                   NUMBER OF VOTES
                                                            --------------------------------------------------------------
                                                                                                               BROKER
                                                                 FOR          WITHHELD      ABSTENTIONS      NON-VOTES
                                                                 ---          --------      -----------      ---------

              NOMINEES FOR DIRECTOR FOR THREE-YEAR
              TERM EXPIRING IN 2005:
                   David J. Drury                                8,134,971         42,250              -              -
                   Gerald A. Kiefer                              8,135,271         41,950              -              -
                   Thomas R. Perz                                7,682,335        494,886              -              -

              RATIFICATION OF APPOINTMENT OF
              KPMG LLP AS AUDITORS                               8,119,315         30,168         27,738              -


ITEM 5.       OTHER INFORMATION

              On January 18, 2002, the Company announced the declaration of a dividend of $0.15 per share on the Company's common stock for the quarter ended December 31, 2001. The dividend is payable on February 20, 2002 to shareholders of record as of February 11, 2002. This will be the 26th consecutive cash dividend payment since the Company became publicly-held in June 1993.

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



                                                ST. FRANCIS CAPITAL CORPORATION




Dated:   February 14, 2002                      By:   /s/ Jon D. Sorenson
       -------------------                            --------------------------
                                                      Jon D. Sorenson
                                                      Chief Financial Officer