Form 10-Q
period 2002-03-31
ST FRANCIS CAPITAL CORP
filed 2002-05-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                         Commission File Number 0-21298

                         ST. FRANCIS CAPITAL CORPORATION
                         -------------------------------
             (Exact name of Registrant as Specified in its Charter)


          WISCONSIN                                       39-1747461
-----------------------------                           --------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)



         13400 BISHOPS LANE, SUITE 350, BROOKFIELD, WISCONSIN 53005-6203
        -----------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (262) 787-8700
                                ----------------
              (Registrant's Telephone Number, Including Area Code)


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


         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,284,904 at April 30, 2002.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS


                                                                                                              PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition......................................................   3

          Consolidated Statements of Income...................................................................   4

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.................   5

          Consolidated Statements of Cash Flows...............................................................   6

          Notes to Unaudited Consolidated Financial Statements................................................   8


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............  19

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................  32

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................................  32

ITEM 2.   Changes In Securities and Use of Proceeds...........................................................  32

ITEM 3.   Defaults Upon Senior Securities.....................................................................  32

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................  32

ITEM 5.   Other Information...................................................................................  32

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................  32


SIGNATURES ...................................................................................................  33



                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,                September 30,
                                                                                       2002                      2001
                                                                                 -----------------         ------------------
                                                                                      (In thousands, except share data)
ASSETS
Cash and due from banks......................................................          $   36,407                  $  37,989
Federal funds sold and overnight deposits....................................                 509                        111
                                                                                 ----------------         ------------------
Cash and cash equivalents....................................................              36,916                     38,100
                                                                                 ----------------         ------------------
Securities available for sale, at fair value:
    Debt and equity securities...............................................              67,907                     41,661
    Mortgage-backed and related securities...................................             599,599                    616,969
Mortgage loans held for sale, at lower of cost or market.....................              26,071                     18,974
Securities held to maturity, at amortized cost:
     Mortgage-backed and related securities (fair values of $82,366
     and $96,237, respectively)..............................................              81,978                     95,384
Loans receivable, net........................................................           1,225,636                  1,237,900
Federal Home Loan Bank stock, at cost........................................              64,183                     62,691
Accrued interest receivable..................................................               9,942                     11,115
Foreclosed properties........................................................                 243                        401
Real estate held for investment..............................................              30,501                     26,255
Premises and equipment, net..................................................              29,572                     29,128
Goodwill.....................................................................              13,351                     13,351
Other assets.................................................................              24,662                     14,337
                                                                                 ----------------         ------------------
Total assets.................................................................         $ 2,210,561                $ 2,206,266
                                                                                 ================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits.....................................................................         $ 1,411,163                $ 1,449,320
Short term borrowings........................................................             526,050                    497,152
Long term borrowings.........................................................              89,990                     74,281
Advances from borrowers for taxes and insurance..............................               4,021                     10,350
Accrued interest payable and other liabilities...............................              12,684                     14,688
                                                                                 ----------------         ------------------
Total liabilities............................................................           2,043,908                  2,045,791
                                                                                 ----------------         ------------------

Commitments and contingencies................................................                   -                          -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued...............................................................                  -                          -
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 9,284,904 and 9,208,244 shares, respectively.................                146                        146
Additional paid-in-capital...................................................              88,950                     88,826
Accumulated other comprehensive income (loss)................................             (1,350)                      1,137
Treasury stock at cost (5,294,336 and 5,370,996 shares, respectively)........            (73,430)                   (74,264)
Retained earnings, substantially restricted..................................             152,337                    144,630
                                                                                 ----------------         ------------------
Total shareholders' equity...................................................             166,653                    160,475
                                                                                 ----------------         ------------------
Total liabilities and shareholders' equity...................................         $ 2,210,561                $ 2,206,266
                                                                                 ================         ==================



      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Six Months Ended                 Three Months Ended
                                                                             March 31,                         March 31,
                                                                   ------------------------------    ------------------------------
                                                                      2002              2001             2002             2001
                                                                   ------------     -------------    -------------    -------------
                                                                                (In thousands, except per share data)
 INTEREST AND DIVIDEND INCOME:
      Loans.......................................................     $44,803           $54,017          $21,769          $26,740
      Mortgage-backed and related securities.....................       15,510            26,219            6,973           12,538
      Debt and equity securities..................................         631             5,773              432            2,431
      Federal funds sold and overnight deposits ..................          35                72               11               34
      Federal Home Loan Bank stock ...............................       1,708             1,169              791              546
      Trading account securities..................................           -                 8                -                8
                                                                   ------------     -------------    -------------    -------------
 Total interest and dividend income...............................      62,687            87,258           29,976           42,297
                                                                   ------------     -------------    -------------    -------------
 INTEREST EXPENSE:
      Deposits....................................................      20,156            37,533            9,162           18,365
      Advances and other borrowings...............................      15,249            24,330            7,572           10,995
                                                                   ------------     -------------    -------------    -------------
 Total interest expense...........................................      35,405            61,863           16,734           29,360
                                                                   ------------     -------------    -------------    -------------
 Net interest income before provision for loan losses.............      27,282            25,395           13,242           12,937
 Provision for loan losses........................................       1,820             1,309              909              706
                                                                   ------------     -------------    -------------    -------------
 Net interest income..............................................      25,462            24,086           12,333           12,231
                                                                   ------------     -------------    -------------    -------------
 OTHER OPERATING INCOME (EXPENSE), NET:
      Loan servicing and loan related fees........................       2,108             1,670              864              988
      Depository fees and service charges.........................       2,772             2,585            1,232            1,238
      Securities gains............................................         734               476              677              199
      Gain on sales of loans .....................................       5,277             2,100            2,074            1,487
      Insurance, annuity and brokerage commissions................         811               601              434              313
      Gain (loss) on foreclosed properties........................          25              (10)               26                1
      Income from real estate held for investment.................       1,549             1,506              771              753
      Other income................................................         467               576              275              367
                                                                   ------------     -------------    -------------    -------------
 Total other operating income, net................................      13,743             9,504            6,353            5,346
                                                                   ------------     -------------    -------------    -------------
 GENERAL AND ADMINISTRATIVE EXPENSES:
      Compensation and other employee benefits....................      13,694            10,389            6,724            5,448
      Occupancy expenses, including depreciation..................       2,398             2,413            1,228            1,325
      Furniture and equipment, including depreciation ............       1,950             2,150              960            1,080
      Real estate held for investment expenses....................       1,553             1,529              780              770
      Goodwill amortization.......................................           -               617                -              309
      Other general and administrative expenses...................       4,315             4,319            2,275            2,225
                                                                   ------------     -------------    -------------    -------------
 Total general and administrative expenses........................      23,910            21,417           11,967           11,157
                                                                   ------------     -------------    -------------    -------------
 Income before income tax expense and cumulative effect of
     change in accounting principle...............................      15,295            12,173            6,719            6,420
 Income tax expense...............................................       4,374             3,045            1,792            1,661
                                                                   ------------     -------------    -------------    -------------
 Income before cumulative effect of change in accounting
     principle....................................................     $10,921           $ 9,128          $ 4,927          $ 4,759
 Cumulative effect of a change in accounting for derivative
     instruments and hedging activities (net of income taxes
     of $55)......................................................           -              (84)                -                -
                                                                   ------------     -------------    -------------    -------------
 Net income.......................................................     $10,921           $ 9,044          $ 4,927          $ 4,759
                                                                   ============     =============    =============    =============

 Basic earnings per share:
     Before cumulative effect of change in accounting
        principle.................................................      $ 1.19            $ 0.97           $ 0.53           $ 0.51
     Cumulative effect of change in accounting principle..........           -            (0.01)                -                -
                                                                   ------------     -------------    -------------    -------------
                                                                        $ 1.19            $ 0.96           $ 0.53           $ 0.51
                                                                   ============     =============    =============    =============

 Diluted earnings per share:
     Before cumulative effect of change in accounting
        principle................................................       $ 1.13            $ 0.96           $ 0.51           $ 0.50
     Cumulative effect of change in accounting principle.........            -            (0.01)                -                -
                                                                   ------------     -------------    -------------    -------------
                                                                        $ 1.13            $ 0.95           $ 0.51           $ 0.50
                                                                   ============     =============    =============    =============


      See accompanying Notes to Unaudited Consolidated Financial Statements

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
         Consolidated Statements of Changes in Shareholders' Equity and
                              Comprehensive Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                            Shares of                                            Other
                                             Common                  Additional              Comprehensive
                                              Stock       Common       Paid-In    Retained      Income/       Treasury
                                           Outstanding     Stock       Capital    Earnings       (Loss)        Stock         Total
                                          ------------------------------------------------------------------------------------------
                                                  (In thousands, except Shares of Common Stock Outstanding and per share data)
Six months ended March 31, 2001
-------------------------------
Balance at September 30, 2000 ...........   9,437,197   $      146   $   88,799   $  130,399   $  (18,923)  $  (69,498)  $  130,923

Net income ..............................           -            -            -        9,044            -            -        9,044

Change in unrealized loss on securities
     available for sale .................           -            -            -            -       26,650            -       26,650
Reclassification adjustment for gains
     realized in net income .............           -            -            -            -         (476)           -         (476)
Income taxes ............................           -            -            -            -      (10,124)           -      (10,124)
                                                                                                                         ----------
Comprehensive income ....................                                                                                    25,094

Cash dividend - $0.20 per share .........           -            -            -       (1,882)           -            -       (1,882)
Purchase of treasury stock ..............     (35,076)           -            -            -            -         (487)        (487)
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at March 31, 2001 ...............   9,402,121   $      146   $   88,799   $  137,561   $   (2,873)  $  (69,985)  $  153,648
                                           ==========   ==========   ==========   ==========   ==========   ==========   ==========

Six months ended March 31, 2002
-------------------------------
Balance at September 30, 2001 ...........   9,208,244   $      146   $   88,826   $  144,630   $    1,137   $  (74,264)  $  160,475

Net income ..............................           -            -            -       10,921            -            -       10,921

Change in unrealized loss on securities
     available for sale .................           -            -            -            -       (3,458)           -       (3,458)
Reclassification adjustment for gains
     realized in net income .............           -            -            -            -         (734)           -         (734)
Income taxes ............................           -            -            -            -        1,705            -        1,705
                                                                                                                         ----------
Comprehensive income ....................                                                                                     8,434

Cash dividend - $0.30 per share .........           -            -            -       (2,764)           -            -       (2,764)
Purchase of treasury stock ..............     (32,500)           -            -            -            -         (679)        (679)
Exercise of stock options, net ..........     109,160            -          124         (450)           -        1,513        1,187
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at March 31, 2002 ...............   9,284,904   $      146   $   88,950   $  152,337   $   (1,350)  $  (73,430)  $  166,653
                                           ==========   ==========   ==========   ==========   ==========   ==========   ==========

     See accompanying Notes to Unaudited Consolidated Financial Statements
                                       5

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                             Six months ended
                                                                                                                 March 31,
                                                                                                         --------------------------
                                                                                                           2002             2001
                                                                                                         ---------        ---------
                                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................................................       $  10,921        $   9,044
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ..................................................................           1,820            1,309
      Depreciation, accretion and amortization ...................................................           4,146            3,746
      Deferred income taxes ......................................................................           1,299           (5,564)
      Securities gains ...........................................................................            (734)            (476)
      Originations of loans held for sale ........................................................        (401,292)        (169,332)
      Proceeds from sales of loans held for sale .................................................         399,472          156,287
      Gain on sale of loans ......................................................................          (5,277)          (2,100)
      Stock dividends received on Federal Home Loan Bank stock ...................................          (1,492)          (1,206)
      Other, net .................................................................................         (12,561)          (3,069)
                                                                                                         ---------        ---------
Net cash used in operating activities ............................................................          (3,698)         (11,361)
                                                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage-backed and related securities held to maturity .........................         (21,720)               -
    Principal repayments on mortgage-backed and related securities held to maturity ..............          35,126            4,100
    Purchases of mortgage-backed and related securities available for sale .......................        (175,087)               -
    Proceeds from sales of mortgage-backed securities available for sale .........................          34,748           36,158
    Principal repayments on mortgage-backed securities available for sale ........................         154,309           41,240
    Purchases of debt and equity securities available for sale ...................................         (61,264)            (128)
    Proceeds from sales of debt and equity securities available for sale .........................           9,223            5,676
    Proceeds from maturities of debt and equity securities available for sale ....................          25,003           98,967
    Purchase of loans ............................................................................        (143,309)         (69,715)
    Decrease in loans, net of loans held for sale ................................................         155,573           78,134
    Increase in real estate held for investment ..................................................          (4,914)             (48)
    Purchases of premises and equipment, net .....................................................          (2,102)            (433)
                                                                                                         ---------        ---------
Net cash provided by investing activities ........................................................           5,586          192,745
                                                                                                         ---------        ---------


     See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                Consolidated Statements of Cash Flows, continued
                                   (Unaudited)



                                                                                                             Six months ended
                                                                                                                 March 31,
                                                                                                        ---------------------------
                                                                                                          2002               2001
                                                                                                        ---------         ---------
                                                                                                               (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits ........................................................          (39,094)           31,302
    Proceeds from advances and other borrowings ................................................          107,265           481,131
    Repayments on advances and other borrowings ................................................         (112,634)         (541,864)
    Increase (decrease) in securities sold under agreements to repurchase ......................           49,976          (132,389)
    Decrease in advances from borrowers for taxes and insurance ................................           (6,329)           (6,129)
    Dividends paid .............................................................................           (2,764)           (1,882)
    Stock option transactions ..................................................................            1,187                 -
    Purchase of treasury stock .................................................................             (679)             (487)
                                                                                                        ---------         ---------
Net cash used in financing activities ..........................................................           (3,072)         (170,318)
                                                                                                        ---------         ---------

Increase (decrease)  in cash and cash equivalents ..............................................           (1,184)           11,066

Cash and cash equivalents:
      Beginning of period ......................................................................           38,100            34,747
                                                                                                        ---------         ---------
      End of period ............................................................................        $  36,916         $  45,813
                                                                                                        =========         =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest .................................................................................        $  37,087         $  62,387
      Income taxes .............................................................................            8,062            14,601

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Mortgage loans secured as mortgage-backed securities .....................................          $     -         $   1,432
      Transfer from loans to foreclosed properties .............................................              237               176
      Transfer of mortgage loans to mortgage loans held for sale ...............................           56,196            41,852



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

(2) Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the six and three month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

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

         The contractual or notional amounts of off-balance sheet financial instruments are as follows:



                                                                            Contractual or Notional Amount(s)
                                                                               March 31       September 30,
                                                                                 2002             2001
                                                                              ----------       ------------
                                                                                    (In thousands)
             Commitments to extend credit:
               Fixed-rate loans.......................................         $  19,782        $  19,375
               Variable-rate loans....................................            50,138           29,157
             Mortgage loans sold with recourse........................            14,041           15,090
             Guarantees under IRB issues..............................            38,659           38,080
             Interest rate swap agreements (notional amount)..........            30,000           80,000
             Unused and open-ended lines of credit:
               Consumer..............................................            253,354          232,046
               Commercial.............................................            65,726           24,423
            Commitments to fund equity investments....................                 -            3,811

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of March 31, 2002 have interest rates ranging from 6.25% to 9.75%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



         management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate and commercial business assets.

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At March 31, 2002, appraised values of the real estate collateral exceeded the amount of the guarantees.

         Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments, but does not expect any counterparty to fail to meet their obligations. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing assets and liabilities. At March 31, 2002, the Company had $30 million in fixed receive-floating pay agreements with maturity dates ranging from 2008 to 2009 and call dates ranging from June 2002 to July 2002. The agreements have fixed interest rates ranging from 5.85% to 6.00% and variable interest rates ranging from 1.727% to 1.87%.

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

              ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



         (4) Securities

         The Company's securities available for sale and held to maturity at March 31, 2002 were as follows:



                                                                                       SECURITIES AVAILABLE FOR SALE
                                                                       -------------------------------------------------------------
                                                                                         Gross             Gross
                                                                       Amortized       Unrealized       Unrealized           Fair
                                                                          Cost            Gains           (Losses)           Value
                                                                        --------         --------         --------          --------
                                                                             (In thousands)
DEBT AND EQUITY SECURITIES:
 U. S. Treasury obligations and obligations
   of U.S. Government Agencies ................................         $ 65,007         $     13         $   (712)         $ 64,308
 Marketable equity securities .................................            3,599                -                -             3,599
                                                                        --------         --------         --------          --------
TOTAL DEBT AND EQUITY SECURITIES ..............................         $ 68,606         $     13         $   (712)         $ 67,907
                                                                        ========         ========         ========          ========

MORTGAGE-BACKED & RELATED SECURITIES:
 Participation certificates:
   FNMA .......................................................         $ 25,151           $    -         $   (349)         $ 24,802
   Private issue ..............................................           14,846                -             (628)           14,218
 REMICs:
   FHLMC ......................................................           55,511              200           (1,233)           54,478
   FNMA .......................................................           16,686               81             (149)           16,618
   Private issue ..............................................          488,926            1,883           (1,362)          489,447
 CMO residual .................................................               36                -                -                36
                                                                        --------         --------         --------          --------
TOTAL MORTGAGE-BACKED AND RELATED
      SECURITIES ..............................................         $601,156         $  2,164         $ (3,721)         $599,599
                                                                        ========         ========         ========          ========

                                                                                         SECURITIES HELD TO MATURITY
                                                                        ------------------------------------------------------------
                                                                                          Gross            Gross
                                                                        Amortized       Unrealized       Unrealized           Fair
                                                                           Cost            Gains          (Losses)            Value
                                                                         -------          -------          -------           -------
                                                                              (In thousands)
MORTGAGE-BACKED & RELATED SECURITIES:
 Participation certificates:
   GNMA ...................................................              $ 8,757          $     6          $     -           $ 8,763
 REMICs:
   Private issue ..........................................               73,221              483             (101)           73,603
                                                                         -------          -------          -------           -------
 TOTAL MORTGAGE-BACKED AND RELATED
      SECURITIES ..........................................              $81,978          $   489          $  (101)          $82,366
                                                                         =======          =======          =======           =======

         During the six month periods ended March 31, 2002 and 2001, gross proceeds from the sale of securities available for sale totaled approximately $44.0 million and $41.8 million, respectively. The gross realized gains on such sales totaled approximately $735,000 and $367,000 for the six month periods ended March 31, 2002 and 2001, respectively. The gross realized losses on such sales totaled approximately $1,000 and $49,000 for the six month periods ended March 31, 2002 and 2001, respectively.

         During the three month periods ended March 31, 2002 and 2001, gross proceeds from the sale of securities available for sale totaled approximately $40.3 million and $33.8 million, respectively. The gross realized gains on such sales totaled approximately $678,000 and $133,000 for the three month periods ended March 31, 2002 and 2001, respectively. The gross realized losses on such sales totaled approximately zero and $49,000 for the three month periods ended March 31, 2002 and 2001, respectively.

         At March 31, 2002, $461.9 million of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


(5)  Loans

         Loans receivable are summarized as follows:

                                                                                       March 31,        September 30,
                                                                                         2002                2001
          -----------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)

           First mortgage -- one- to four-family..............................        $   234,975        $   298,617
           First mortgage -- residential construction..........................            68,447             68,936
           First mortgage -- multi-family.....................................            141,662            126,338
           Commercial real estate.............................................            387,003            362,329
           Home equity........................................................            238,354            221,559
           Commercial.........................................................            150,005            140,826
           Consumer secured by real estate.....................................            64,594             71,325
           Interim financing and consumer loans...............................             22,690             18,027
           Indirect auto.......................................................             9,783             15,632
           Education..........................................................              3,967              3,253
                                                                                   ---------------   ----------------
               Total gross loans................................................        1,321,480          1,326,842
                                                                                   ---------------   ----------------
           Less:
               Loans in process..................................................          55,338             57,153
               Unearned insurance premiums......................................              107                136
               Deferred loan and guarantee fees.................................              716                445
               Purchased loan discount..........................................              477                548
               Allowance for loan losses........................................           13,135             11,686
                                                                                   ---------------   ----------------
               Total deductions.................................................           69,773             69,968
                                                                                   ---------------   ----------------
           Total loans receivable.............................................          1,251,707          1,256,874
           Less:  First mortgage loans held for sale..........................             26,071             18,974
                                                                                   ---------------   ----------------
           Loans receivable, net..............................................        $ 1,225,636        $ 1,237,900
                                                                                   ===============   ================


(6)  Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:


                                                                      Six months ended              Three months ended
                                                                          March 31,                      March 31,
                                                                -----------------------------  -----------------------------
                                                                    2002            2001           2002            2001
                                                                -------------  --------------  -------------  --------------
                                                                                      (In thousands)

          Beginning balance..................................       $ 11,686        $ 10,404       $ 12,382        $ 10,812
          Charge-offs:
            Real estate - mortgage...........................           (23)            (27)              -               -
            Commercial loans.................................          (110)           (124)          (110)            (31)
            Home equity loans................................            (2)            (70)            (2)            (35)
            Consumer........................................           (332)           (135)          (118)            (85)

                                                                -------------  --------------  -------------  --------------
          Total charge-offs..................................          (467)           (356)          (230)           (151)
                                                                -------------  --------------  -------------  --------------
          Recoveries:
            Real estate - mortgage...........................             18               -              -               -
            Commercial loans.................................             64               8             64               6
            Home equity loans................................              1               -              1               -
            Consumer........................................              13              14              9               6
                                                                -------------  --------------  -------------  --------------
          Total recoveries...................................             96              22             74              12
                                                                -------------  --------------  -------------  --------------
          Net charge-offs....................................          (371)           (334)          (156)           (139)
                                                                -------------  --------------  -------------  --------------
          Provision..........................................          1,820           1,309            909             706
                                                                -------------  --------------  -------------  --------------
          Ending balance.....................................       $ 13,135        $ 11,379       $ 13,135        $ 11,379
                                                                =============  ==============  =============  ==============

              ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


(7)   Earnings Per Share


         Basic earnings per share of common stock for the six and three month periods ended March 31, 2002 and 2001, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the six and three month periods ended March 31, 2002 and 2001, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at March 31, 2002 and September 30, 2001, have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding at period end adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive.

         The computation of earnings per common share is as follows:


                                                                             Six months ended              Three months ended
                                                                                 March 31,                      March 31,
                                                                       ----------------------------     ----------------------------
                                                                            2002           2001            2002           2001
                                                                       ------------    ------------     ------------    ------------
 Income before cumulative effect of change in
     accounting principle .........................................    $ 10,921,000    $  9,128,000     $  4,927,000    $  4,759,000
 Cumulative effect of change in accounting principle ..............               -         (84,000)               -               -
                                                                       ------------    ------------     ------------    ------------
 Net income for the period ........................................    $ 10,921,000    $  9,044,000     $  4,927,000    $  4,759,000
                                                                       ============    ============     ============    ============

 Common shares issued .............................................      14,579,240      14,579,240       14,579,240      14,579,240
 Weighted average treasury shares .................................       5,375,160       5,171,494        5,349,803       5,177,119
                                                                       ------------    ------------     ------------    ------------

 Weighted average common shares
     outstanding during the period ................................       9,204,080       9,407,746        9,229,437       9,402,121
 Effect of dilutive stock options outstanding .....................         454,387         122,526          465,128         199,894
                                                                       ------------    ------------     ------------    ------------
 Diluted weighted average common shares
     outstanding during the period ................................       9,658,467       9,530,272        9,694,565       9,602,015
                                                                       ============    ============     ============    ============

 Basic earnings per share:
     Before cumulative effect of change in accounting
         principle.................................................    $       1.19    $       0.97     $       0.53    $       0.51
     Cumulative effect of change in accounting principle ..........               -           (0.01)               -               -
                                                                       ------------    ------------     ------------    ------------
                                                                       $       1.19    $       0.96     $       0.53    $       0.51
                                                                       ============    ============     ============    ============
 Diluted earnings per share:
     Before cumulative effect of change in accounting
         principle.................................................    $       1.13    $       0.96     $       0.51    $       0.50
     Cumulative effect of change in accounting principle ..........               -           (0.01)               -               -
                                                                       ------------    ------------     ------------    ------------
                                                                       $       1.13    $       0.95     $       0.51    $       0.50
                                                                       ============    ============     ============    ============


         The computation of book value per common share is as follows:


                                                                                 March 31,           September 30,
                                                                                    2002                  2001
                                                                             ------------------    ------------------
          Common shares outstanding at the end of the period.............             9,284,904             9,208,244
          Incremental shares relating to dilutive stock
             options outstanding at the end of the period.................              478,839               424,891
                                                                             ------------------    ------------------
                                                                                      9,763,743             9,633,135
                                                                             ==================    ==================

          Total shareholders' equity at the end of the period............          $166,653,000          $160,475,000

          Book value per common share....................................          $      17.07          $      16.66

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

         At March 31, 2002, 60,650 shares were reserved for future grants. Further information concerning the options is as follows:


                                                                          Six months ended March 31,
                                                      --------------------------------------------------------------------
                                                                    2002                               2001
                                                      --------------------------------------------------------------------
                                                                          Weighted                           Weighted
                                                                           Average                           Average
                                                         Options       Exercise Price      Options        Exercise Price
                                                      --------------------------------------------------------------------
           Outstanding at beginning of period........     1,614,898             $15.74      1,700,148              $15.78
           Granted...................................             -                  -              -                   -
           Canceled..................................             -                  -       (34,850)               18.36
           Exercised.................................     (109,160)               9.75              -                   -

                                                      -------------    ---------------   ------------    ----------------
           Outstanding at end of period..............     1,505,738             $16.17      1,665,298              $15.73
                                                      =============    ===============   ============    ================

           Options exercisable.......................     1,023,328     $5.00 -- 22.00        883,494      $5.00 -- 22.00
                                                      =============    ===============   ============    ================


(9)  Income Taxes

          Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:



                                                                        Six months ended              Three months ended
                                                                           March 31,                      March 31,
                                                                  ---------------------------    ---------------------------
                                                                      2002           2001           2002            2001
                                                                  ------------   ------------    -----------    ------------
                                                                                        (In thousands)

          Federal income tax expense at statutory rate of 35%..       $  5,253       $  4,212       $  2,252        $  2,247
          State income taxes, net of Federal income tax
                benefit........................................            442             64            180              62
          Tax exempt interest..................................           (34)           (49)           (17)            (23)
          Acquisition intangible amortization..................              -            114              -              57
          Affordable housing credits...........................        (1,304)        (1,304)          (652)           (652)
          Other, net...........................................             17              8             29            (30)
                                                                  ------------   ------------    -----------    ------------
                                                                      $  4,374       $  3,045       $  1,792        $  1,661
                                                                  ============   ============    ===========    ============

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

         At March 31, 2002, the Company had $30.0 million in interest rate swaps outstanding compared with $80.0 million at September 30, 2001. The swaps are designed to offset the changing interest payments of certain of the Company's brokered certificates. Fixed receive-floating pay swaps totaled $30.0 million at March 31, 2002 and were entered into to hedge interest rates on fixed rate certificates of deposits. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the six month period ended March 31, 2002, the Company recorded a net reduction of interest expense of $1.1 million as a result of the Company's interest rate swap agreements compared with a net reduction of $126,000 for the six month period ended March 31, 2001.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued




-------------------------------------------------      -----------      -----------     -----------     -----------      -----------
BUSINESS SEGMENTS                                        Retail          Commercial      Mortgage                           Total
                                                         Banking          Banking         Banking       Investments        Segments
-------------------------------------------------      -----------      -----------     -----------     -----------      -----------
                                                                                (In thousands)

SIX MONTHS ENDED MARCH 31, 2002
Net interest income ..............................     $     7,372      $    11,810     $     4,798     $    (1,206)     $    22,774
Provision for loan losses ........................             756              984              80               -            1,820
Other operating income ...........................           4,236              618           5,227             733           10,815
General and administrative expenses ..............          11,238            1,718           2,739             413           16,108
Income taxes (benefit) ...........................            (134)           3,379           2,510            (308)           5,448
                                                       -----------      -----------     -----------     -----------      -----------
Segment profit (loss) ............................     $      (252)     $     6,347     $     4,696     $      (578)     $    10,213
                                                       ===========      ===========     ===========     ===========      ===========

Segment average assets ...........................     $   333,146      $   651,925     $   289,549     $   768,587      $ 2,043,207
                                                       ===========      ===========     ===========     ===========      ===========

SIX MONTHS ENDED MARCH 31, 2001
Net interest income ..............................     $    11,765      $     6,970     $     3,661     $     1,669      $    24,065
Provision for loan losses ........................             443              623             243               -            1,309
Other operating income ...........................           3,586              586           2,421             340            6,933
General and administrative expenses ..............          10,679            1,411           1,814             493           14,398
Income taxes .....................................           1,149            1,501           1,096             412            4,159
                                                       -----------      -----------     -----------     -----------      -----------
Segment profit ...................................     $     3,079      $     4,021     $     2,928     $     1,104      $    11,133
                                                       ===========      ===========     ===========     ===========      ===========

Segment average assets ...........................     $   320,991      $   594,584     $   426,285     $ 1,023,982      $ 2,365,842
                                                       ===========      ===========     ===========     ===========      ===========

THREE MONTHS ENDED MARCH 31, 2002
Net interest income ..............................     $     3,470      $     6,314     $     2,440     $      (925)     $    11,299
Provision for loan losses ........................             378              492              39               -              909
Other operating income ...........................           2,052              292           1,889             676            4,909
General and administrative expenses ..............           5,722              853           1,379             202            8,156
Income taxes (benefit) ...........................            (202)           1,800             987            (154)           2,431
                                                       -----------      -----------     -----------     -----------      -----------
Segment profit(loss) .............................     $      (376)     $     3,462     $     1,923     $      (297)     $     4,712
                                                       ===========      ===========     ===========     ===========      ===========

Segment average assets ...........................     $   335,386      $   670,890     $   269,138     $   755,771      $ 2,031,185
                                                       ===========      ===========     ===========     ===========      ===========

THREE MONTHS ENDED MARCH 31, 2001
Net interest income ..............................     $     5,293      $     3,600     $     1,987     $     1,141      $    12,021
Provision for loan losses ........................             221              361             123               -              706
Other operating income ...........................           1,767              310           1,731             199            4,007
General and administrative expenses ..............           5,452              762             975             264            7,453
Income taxes .....................................             518              893             784             314            2,509
                                                       -----------      -----------     -----------     -----------      -----------
Segment profit ...................................     $       868      $     1,894     $     1,837     $       762      $     5,360
                                                       ===========      ===========     ===========     ===========      ===========

Segment average assets ...........................     $   322,810      $   605,717     $   418,485     $   977,054      $ 2,324,066
                                                       ===========      ===========     ===========     ===========      ===========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued




RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS


                                                                    Six months ended March 31,         Three months ended March 31,
                                                                      2002             2001              2002              2001
                                                                  -----------       -----------       -----------       -----------
                                                                                           (In thousands)
NET INTEREST INCOME AND OTHER OPERATING INCOME
Total for segments .........................................      $    33,589       $    30,998       $    16,208       $    16,028
Unallocated transfer pricing credit (primarily on ..........            5,403             3,124             2,320             1,784
capital)
Income from affordable housing subsidiary ..................            1,549             1,506               771               753
Holding company interest expense ...........................             (543)           (1,351)             (223)             (626)
Elimination of intercompany interest income ................             (538)             (551)             (262)             (273)
Other ......................................................            1,565             1,173               781               617
                                                                  -----------       -----------       -----------       -----------
Consolidated total revenue .................................      $    41,025       $    34,899       $    19,595       $    18,283
                                                                  ===========       ===========       ===========       ===========

PROFIT
Total for segments .........................................      $    10,213       $    11,133       $     4,712       $     5,360
Unallocated transfer pricing credit (primarily on ..........            3,242             1,875             1,392             1,071
capital)
Unallocated administrative and centralized support .........           (2,865)           (2,702)           (1,364)           (1,427)
costs (a)
Holding company net loss ...................................             (581)           (1,111)             (288)             (568)
Elimination of intercompany interest income ................             (323)             (331)             (157)             (164)
Affordable housing tax credits .............................            1,304             1,304               652               652
Other ......................................................              (69)           (1,124)              (20)             (165)
                                                                  -----------       -----------       -----------       -----------
Consolidated net income ....................................      $    10,921       $     9,044       $     4,927       $     4,759
                                                                  ===========       ===========       ===========       ===========

AVERAGE ASSETS
Total for segments .........................................      $ 2,043,207       $ 2,365,842       $ 2,031,185       $ 2,324,066
Elimination of intercompany loans ..........................          (13,946)          (13,326)          (14,521)          (13,314)
Other assets not allocated .................................          150,167           104,300           156,303           112,547
                                                                  -----------       -----------       -----------       -----------
Consolidated average assets ................................      $ 2,179,428       $ 2,456,816       $ 2,172,967       $ 2,423,299
                                                                  ===========       ===========       ===========       ===========

--------------------------

         (a)After-tax effect of $4.8 million and $4.5 million of general and administrative expenses for the six month periods ended March 31, 2002 and 2001, respectively. After-tax effect of $2.3 million and $2.4 million of general and administrative expenses for the three month periods ended March 31, 2002 and 2001, respectively.

(13) Goodwill and Intangible Assets -- Adoption of SFAS No. 142

         Effective October 1, 2001, the Company adopted Financial Accounting Statement 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As required under SFAS No. 142, the Company discontinued the amortization of goodwill with a net carrying value of $13.4 million at October 1, 2001 and annual amortization of approximately $1.2 million that resulted from business combinations prior to the adoption of SFAS No. 141. The Company will evaluate goodwill for impairment at least annually.

         Net income and earnings per share adjusted for the adoption of SFAS No. 142 is as follows:


                                                                             Six months ended                 Three months ended
                                                                                  March 31,                        March 31,
                                                                          --------------------------       -------------------------
                                                                             2002            2001            2002             2001
                                                                          ----------       ---------       ---------       ---------
                                                                                     (In thousands, except per share data)

Net income, as reported ...........................................       $   10,921       $   9,044       $   4,927       $   4,759
Add back: Goodwill amortization, net of tax benefit ...............                -             515               -             258
                                                                          ----------       ---------       ---------       ---------
Adjusted net income ...............................................       $   10,921       $   9,559       $   4,927       $   5,017
                                                                          ==========       =========       =========       =========

BASIC EARNINGS PER SHARE:
     Net income, as reported ......................................       $     1.19       $    0.96       $    0.53       $    0.51
     Goodwill amortization, net of tax benefit ....................                -            0.06               -            0.03
                                                                          ----------       ---------       ---------       ---------
     Adjusted net income ..........................................       $     1.19       $    1.02       $    0.53       $    0.54
                                                                          ==========       =========       =========       =========

DILUTED EARNINGS PER SHARE:
     Net income, as reported ......................................       $     1.13       $    0.95       $    0.51       $    0.50
     Goodwill amortization, net of tax benefit ....................                -            0.05               -            0.03
                                                                          ----------       ---------       ---------       ---------
     Adjusted net income ..........................................       $     1.13       $    1.00       $    0.51       $    0.53
                                                                          ==========       =========       =========       =========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued




In addition to goodwill, the Company's other intangible assets consist of mortgage servicing rights which are included in other assets on the consolidated balance sheet. Mortgage servicing rights are not subject to SFAS No. 142 but rather, are amortized over their expected life and subject to periodic impairment testing. The Company's mortgage servicing rights had total carrying and market values as follows:


                                                                          March 31,         September 30,
                                                                            2002                2001
                                                                       ----------------    ----------------
                                                                                 (In thousands)
Mortgage servicing rights, carrying value.........................            $  8,074            $  6,287
                                                                       ================    ================
Mortgage servicing rights, market value...........................            $  9,279            $  6,963
                                                                       ================    ================

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


FINANCIAL CONDITION

The Company's total assets at March 31, 2002 were $2.21 billion an increase of $4.3 million from September 30, 2001. Increases in investment securities were offset by a decrease in mortgage-backed and related securities and loans. Total capital increased to $166.7 million at March 31, 2002 compared with $160.5 million at September 30, 2001. The Company's ratio of shareholders' equity to total assets was 7.45% at March 31, 2002, compared to 7.27% at September 30, 2001. The Company's fully dilutive book value per share was $17.07 at March 31, 2002, compared to $16.66 at September 30, 2001.

The restructuring of the balance sheet continues to be one of the strategic initiatives of the Company. Since fiscal 2000, the Company continues to reduce the size of its combined mortgage-backed securities and investment securities portfolios as repayments, scheduled maturities and sales occur. Funds received from these repayments, maturities and sales have been and are expected to be used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. This restructuring is part of a long-range plan to make the Company's balance sheet composition more representative of "community banks" with a greater percentage of assets in our loan portfolio as opposed to investments. Management anticipates that this restructuring should improve the Company's margins due to the generally higher interest rates on loans, and depending on the growth in the loan portfolio, this will continue to be an ongoing initiative of the Company in fiscal 2002.

Loans receivable, including mortgage loans held for sale, decreased $5.2 million to $1.25 billion at March 31, 2002 from $1.26 billion at September 30, 2001. During the six month period ended March 31, 2002, one- to four-family loans decreased $64.1 million, partially offset by an increase of $15.3 million in multi-family mortgage loans, an increase of $24.7 million in commercial real estate loans, an increase of $9.2 million in commercial loans and an increase of $9.6 million in consumer and interim financing loans. The Company's one- to four-family mortgage loan portfolio has a significant level of adjustable rate loans and during periods of declining or generally low interest rates, the customers generally convert adjustable rate loans to fixed rate loans. However, fixed rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet.

For the six month period ended March 31, 2002, the Company originated approximately $547.0 million in loans, as compared to $302.4 million for the same period in the prior year. Of the $547.0 million in loans originated, $282.2 million were first mortgage loans, $93.0 were home equity loans, $57.8 million were commercial real estate loans, $40.2 million were consumer and interim financing loans, $38.5 million were commercial loans and $35.3 million were multi-family loans. For the six month period ended March 31, 2002, the Company purchased $143.3 million one- to four-family loans, as compared to $69.7 million for the same period in the prior year. The increase in loans purchased during the current year is primarily due to the Company's mortgage banking operation in Illinois. For the six month period ended March 31, 2002, the Company sold $394.2 million one- to four-family loans, as compared to $154.2 million for the same period in the prior year. During periods of declining or generally low interest rates, as experienced during the six month period ended March 31, 2002, the Company originates more fixed rate loans, which are generally sold in the secondary market.

Mortgage-backed and related securities, including securities available for sale, decreased $30.8 million to $681.6 million at March 31, 2002 from $712.4 million at September 30, 2001. The decreases were due to accelerated repayments, scheduled maturities and sales during the current quarter. The decrease in mortgage-backed securities was partially offset by purchases of $196.8 million during the six month period ended March 31, 2002. During the six month period ended March 31, 2002, the debt and equity securities component of the Company's combined mortgage-backed securities and investment securities portfolios

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

increased $26.2 million to $67.9 million at March 31, 2002 from $41.7 million at September 30, 2001. The increase resulted from the investment of funds generated from the sale of fixed rate one- to four-family mortgage loans in the secondary market during the period. As noted above, in connection with the balance sheet restructuring program, in fiscal 2000, the Company began reducing the size of its combined mortgage-backed and investment securities portfolios which management anticipates will continue to be an ongoing strategic initiative of the Company in fiscal 2002. As part of this effort since fiscal 2000, the Company has reduced the size of the mortgage-backed securities and investment securities portfolios and used the funds generated from the repayment of principal to grow and diversify the Company's loan portfolio, to reduce the amount of the Company's wholesale debt and as an additional source of liquidity. The Company intends to continue to reduce the size of its combined mortgage-backed securities and investment securities portfolios as necessary to accommodate growth in the loan portfolio.

Deposits decreased $38.2 million to $1.41 billion at March 31, 2002 from $1.45 billion at September 30, 2001. The decrease in deposits was due primarily to decreases of $24.3 million in certificates of deposit and $26.0 million in money market demand account deposits offset by increases of $9.4 million in checking accounts and $2.7 million in passbook accounts. At March 31, 2002, the Company had approximately $164.7 million in brokered certificates of deposit compared with $224.4 million at September 30, 2001. The brokered deposits generally consist of terms from three months to ten years and include certificates that are callable at the option of the Company. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings increased by $44.6 million to $616.0 million at March 31, 2002 from $571.4 million at September 30, 2001. Short term borrowings increased $28.9 million to $526.1 million at March 31, 2002, compared to $497.2 million at September 30, 2001. At March 31, 2002, $420.0 million of the short term borrowings were callable FHLB advances with maturities from three to ten years and are callable by the FHLB during the next fiscal year and quarterly thereafter. Long-term borrowings increased $15.7 million to $90.0 million at March 31, 2002, compared to $74.3 million at September 30, 2001. At March 31, 2002, the Company had an additional borrowing capacity of $237.7 million available from the FHLB.


RESULTS OF OPERATIONS

NET INCOME. Net income for the six month period ended March 31, 2002 increased to $10.9 million compared with $9.0 million for the six month period ended March 31, 2001. Net income for the three month period ended March 31, 2002 was $4.9 million compared with $4.8 million for the three month period ended March 31, 2001. The results for the prior year's six month period included a reduction in net income of $84,000 for the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities." The prior fiscal year also included goodwill amortization of $617,000 and $309,000 for the six and three month periods ended March 31, 2001. This expense was eliminated with the Company's adoption of Financial Accounting Standards No. 142 effective on October 1, 2001. Net income for the six and three month periods ended March 31, 2002 increased primarily due to an increase in net interest income and other operating income.

The following table shows the return on average assets and return on average equity ratios for each period:


                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  2002              2001             2002              2001
                                              -------------     -------------     ------------     -------------
 Return on average assets..................       1.00%             0.74%             0.92%            0.80%

 Return on average equity..................      13.17%            12.78%            11.91%           12.98%


NET INTEREST INCOME. Net interest income before provision for loan losses increased $1.9 million to $27.3 million and $305,000 to $13.2 million for the six and three month periods ended March 31, 2002 compared to $25.4 million and $12.9 million for the same

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

periods in the prior year. The increase in net interest income was due to an increase in the net interest margin partially offset by a decrease in average earning assets. The net interest margin increased to 2.66% and 2.62%, respectively, for the six and three month periods ended March 31, 2002 compared to 2.16% and 2.26%, respectively, in the prior year. The increase in net interest margin is largely attributable to the reduction in market interest rates and to the restructuring of the balance sheet. Generally during times when market interest rates decline, the Company experiences an improvement in its' funding costs at a faster pace than the decrease in its' asset yields. In addition, the Company continued its' long term balance sheet restructuring, replacing lower-yielding security assets with higher yielding loan assets. Average earning assets decreased $303.5 million and $272.8 million, respectively, for the six and three month periods ended March 31, 2002. The decrease in average earning assets is largely the result of the Company's restructuring efforts aimed at reducing the amount of investment and mortgage-backed securities, and a decrease in the portfolio of one- to four-family loans, which have been refinancing in the recent lower interest rate environment.

Total interest income decreased $24.6 million or 28.2% to $62.7 million and $12.3 million or 29.13% to $30.0 million, respectively, for the six and three month periods ended March 31, 2002, compared to $87.3 million and $42.3 million, respectively, for the same periods in the prior year. The decrease in interest income was primarily the result of decreases in interest on loans, mortgage-backed and related securities and debt and equity securities. The decrease in interest income on loans was the result of a decrease in the average balance of loans to $1.28 billion from $1.33 billion for the six month period ended March 31, 2002 and 2001, respectively, and a decrease in the average yield on loans to 7.04% from 8.12% for the same periods. The decrease in interest income on loans for the three month period ended March 31, 2002 compared with the three month period ended March 31, 2001 was the result of a decrease in the average balance of loans to $1.28 billion from $1.34 billion, respectively, in conjunction with a decrease in the average yield on loans to 6.89% from 8.08% for the same periods. The decrease in the average balance of loans is primarily due to the aforementioned decrease in the one- to four-family loan portfolio.

The decrease in interest income on mortgage-backed and related securities was due to a decrease in the average balance of such securities to $682.8 million from $801.0 million for the six month period ended March 31, 2002 and 2001, respectively, and a decrease in the average yield on such securities to 4.56% from 6.56% for the same periods. The decrease in interest income on mortgage-backed and related securities for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001 was due to a decrease in the average balance of such securities to $655.9 million from $782.1 million, and a decrease in the average yield on such securities to 4.31% from 6.50% for the same periods. The decrease in interest on debt and equity securities was the result of a decrease in the average balance of such securities to $28.2 million form $189.3 million for the six month periods ended March 31, 2002 and 2001, respectively, and a decrease in the average yield on such securities to 4.49% from 6.12% for the same periods. The decrease in interest income on debt and equity securities for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001 was due to a decrease in the average balance of such securities to $43.4 million from $161.4 million, and a decrease in the average yield on such securities to 4.04% from 6.11% for the same periods. See "Financial Condition" for a further discussion of the Company's balance sheet restructuring activities.

Total interest expense decreased $26.5 million or 42.8% to $35.4 million for the six month period ended March 31, 2002, compared to $61.8 million for the six month period ended March 31, 2001. For the three month period ended March 31, 2002, total interest expense decreased $12.6 million or 43.0% to $16.7 million compared to $29.4 million for the three month period ended March 31, 2001. The decrease in interest expense was the result of decreases in the cost of deposits and advances and other borrowings, as well as decreases in the average balances. The average cost of deposits decreased to 3.00% and 2.80% for the six and three month periods ended March 31, 2002, respectively, from 5.33% and 5.20% for the same periods in the prior year. The average balances of deposits decreased to $1.35 billion and $1.33 billion for the six and three month periods ended March 31, 2002, respectively, as compared to $1.41 billion and $1.43 billion for the same period in the prior year. See "Financial Condition" for a further discussion of the Company's deposit base. The average balance of advances and other borrowings decreased to $567.9 million and $582.3 million for the six and three month periods ended March 31, 2002, respectively, as compared to $804.4 million and $749.9 million for the same periods in the prior year. The average cost of advances and other borrowings decreased to 5.38% and 5.27% for the six and three month periods ended March 31, 2002, respectively, from 6.06% and 5.95% for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the six and three month periods ended March 31, 2002 and 2001, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the schedule.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



                                                                SIX MONTHS ENDED MARCH 31,
                                            ------------------------------------------------------------------
                                                          2002                              2001
                                            ------------------------------------------------------------------
                                                                   AVERAGE                           AVERAGE
                                              AVERAGE               YIELD/       AVERAGE              YIELD/
                                              BALANCE    INTEREST    COST        BALANCE  INTEREST     COST
                                            ------------------------------------------------------------------
                                                              (Dollars in thousands)
 ASSETS
 Federal funds sold and overnight deposits   $    3,708  $    35      1.89%   $     2,493  $    72     5.79%

 Trading account securities..............             -        -         -            196        8     8.19
 Debt and equity securities..............        28,207      631      4.49        189,320    5,773     6.12
 Mortgage-backed and related securities..       682,829   15,510      4.56        801,046   26,219     6.56
 Loans:
   First mortgage.......................        795,051   29,151      7.35        859,577   33,797     7.89
   Home equity...........................       228,983    6,837      5.99        197,904    8,861     8.98
   Consumer .............................       103,968    4,343      8.38        122,538    5,303     8.68
   Commercial and agricultural...........       148,795    4,472      6.03        154,405    6,056     7.87
                                            ----------- --------              -----------  -------
       Total loans.......................     1,276,797   44,803      7.04      1,334,424   54,017     8.12
 Federal Home Loan Bank stock............        63,698    1,708      5.38         31,289    1,169     7.49
                                            ----------- --------              -----------  -------
       Total earning assets..............     2,055,239   62,687      6.12      2,358,768   87,258     7.42
 Valuation allowances....................      (10,009) --------                  (28,973) -------
 Cash and due from banks.................        31,254                            27,722
 Other assets............................       102,944                            99,299
                                            -----------                       -----------
       Total assets......................   $ 2,179,428                       $ 2,456,816
                                            ===========                       ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .........................   $    87,188      144      0.33    $    78,207      238     0.61
   Money market demand accounts..........       441,929    3,399      1.54        378,164    9,411     4.99
   Passbook..............................        87,992      389      0.89         87,418      842     1.93
   Certificates of deposit..............        730,005   16,224      4.46        868,488   27,042     6.24
                                            ----------- --------              -----------  -------
Total interest-bearing deposits..........     1,347,114   20,156      3.00      1,412,277   37,533     5.33
Advances and other borrowings............       567,901   15,243      5.38        804,422   24,323     6.06
Advances from borrowers for taxes and             5,954        6      0.20          6,147        7     0.23
insurance................................
                                            ----------- --------              -----------  -------
       Total interest-bearing liabilities     1,920,969   35,405      3.70      2,222,846   61,863     5.58
Non interest-bearing deposits............        75,727                            73,994
Other liabilities........................        16,451                            18,102
Shareholders' equity.....................       166,281                           141,874
                                            -----------                       -----------
Total liabilities and shareholders'
   equity.................................  $ 2,179,428                       $ 2,456,816
                                            ===========                       ===========
Net interest income......................                $27,282                           $25,395
                                                        ========                          ========
Net yield on interest-earning assets.....                             2.66                             2.16
Interest rate spread.....................                             2.42                             1.84
Ratio of earning assets to                                          106.99                           106.11
interest-bearing liabilities.............






                                                              THREE MONTHS ENDED MARCH 31,

                                           ------------------------------------------------------------------
                                                          2002                              2001
                                           ------------------------------------------------------------------
                                                                    AVERAGE                          AVERAGE
                                              AVERAGE               YIELD/     AVERAGE                YIELD/
                                              BALANCE    INTEREST    COST       BALANCE    INTEREST    COST
                                           ------------------------------------------------------------------
                                                                (Dollars in thousands)
 ASSETS
 Federal funds sold and overnight deposits   $    2,812  $    11      1.59%   $    2,601    $    34     5.30%

 Trading account securities..............             -        -         -           392          8     8.28
 Debt and equity securities..............        43,363      432      4.04       161,383      2,431     6.11
 Mortgage-backed and related securities..       655,902    6,973      4.31       782,129     12,538     6.50
 Loans:
   First mortgage.......................        789,444   14,209      7.30       863,252     16,838     7.91
   Home equity...........................       232,602    3,211      5.60       201,646      4,372     8.79
   Consumer .............................       102,590    2,102      8.31       120,637      2,597     8.73
   Commercial and agricultural...........       156,269    2,247      5.83       156,282      2,933     7.61
                                            -----------  -------             -----------    -------
       Total loans.......................     1,280,905   21,769      6.89     1,341,817     26,740     8.08
 Federal Home Loan Bank stock............        64,142      791      5.00        31,597        546     7.01
                                            -----------  -------             -----------    -------
       Total earning assets..............     2,047,124   29,976      5.94     2,319,919     42,297     7.39
                                                         -------                            -------
 Valuation allowances....................      (11,067)                         (20,850)
 Cash and due from banks.................        31,169                           27,860
 Other assets............................       105,741                           96,370
                                           ------------                      -----------
       Total assets......................   $ 2,172,967                       $2,423,299
                                           ============                      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .........................   $    87,878       63      0.29    $   78,011        118     0.61
   Money market demand accounts..........       422,506    1,220      1.17       381,651      4,467     4.75
   Passbook..............................        86,846      161      0.75        85,147        400     1.91
   Certificates of deposit..............        729,412    7,718      4.29       887,932     13,380     6.11
                                            -----------  -------             -----------   --------
Total interest-bearing deposits..........     1,326,642    9,162      2.80     1,432,741     18,365     5.20
Advances and other borrowings............       582,338    7,571      5.27       749,929     10,994     5.95
Advances from borrowers for taxes and             2,894        1      0.14         2,989          1     0.14
insurance................................
                                            -----------  -------             -----------   --------
       Total interest-bearing liabilities     1,911,874   16,734      3.55     2,185,659     29,360     5.45
Non interest-bearing deposits............        76,978                           69,832
Other liabilities........................        16,362                           19,083
Shareholders' equity.....................       167,753                          148,725
                                            -----------                      -----------
Total liabilities and shareholders'
   equity................................   $ 2,172,967                       $2,423,299
                                            ===========                      ===========
Net interest income......................               $ 13,242                           $ 12,937
                                                        ========                           ========
Net yield on interest-earning assets.....                             2.62                              2.26
Interest rate spread.....................                             2.39                              1.95
Ratio of earning assets to
interest-bearing liabilities.............                           107.07                            106.14

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued




PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:


                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  2002              2001             2002              2001
                                              -------------     -------------     ------------     -------------
                                                                    (Dollars in thousands)
 Beginning balance.........................      $  11,686         $  10,404         $ 12,382          $ 10,812
 Provision for loan losses.................          1,820             1,309              909               706
 Recoveries.................................            96                22               74                12
 Charge-offs...............................          (467)             (356)            (230)             (151)
                                              -------------     -------------     ------------     -------------
 Ending balance............................      $  13,135         $  11,379         $ 13,135          $ 11,379
                                              =============     =============     ============     =============

 Ratio of allowance for loan losses to
      gross loans receivable at the end
      of the period........................          0.99%             0.83%            0.99%             0.83%

 Ratio of allowance for loan losses to
      total non-performing loans at the
      end of the period....................        149.33%            78.30%          149.33%            78.30%

 Ratio of net charge-offs to average
      gross loans (annualized).............          0.06%             0.05%            0.05%             0.04%


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

In general, the level of the allowance for loan losses and changes during each period is a function of several factors, including but not limited to changes in the loan portfolio, net charge-offs and non-performing loans. At March 31, 2002, gross loans receivable were $1.32 billion compared to $1.37 billion at March 31, 2001. Net charge-offs for the six and three month periods ended March 31, 2002 were $371,000 and $156,000, respectively, compared to $334,000 and $139,000 for the same periods in the prior year. Non-performing loans decreased to $8.8 million or 0.67% of gross loans at March 31, 2002 compared to $10.3 million or 0.77% of gross loans at September 30, 2001. For the six and three month periods ended March 31, 2002, the provision for loan losses was $1.8 million and $909,000, respectively, compared to $1.3 million and $706,000 for the same period in the prior year.

Management believes that the allowance for loan losses at March 31, 2002 is adequate to absorb probable losses inherent in the portfolio. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of factors discussed herein.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


OTHER OPERATING INCOME. Other operating income increased by $4.2 million to $13.7 million and by $1.0 million to $6.4 million for the six and three month periods ended March 31, 2002, respectively, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:


                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  2002              2001             2002              2001
                                              -------------     -------------     ------------     -------------
                                                                        (In thousands)
 Other operating income....................      $  13,743          $  9,504         $  6,353          $  5,346

 Percent of average assets (annualized)....          1.26%             0.78%            1.19%             0.89%

The increase for the six and three month periods ended March 31, 2002 was due primarily to increases in gains on the sale of loans. Gains on the sale of mortgage loans increased to $5.3 million and $2.1 million for the six and three month periods ended March 31, 2002, respectively, compared to gains of $2.1 million and $1.5 million for the same periods in the prior year. The Company's volume of mortgage loan sales were $394.2 million and $172.8 million for the six and three month periods ended March 31, 2002, compared to $154.2 million and $107.7 million for the six and three months ended March 31, 2001. The level of loan sale activity is highly dependent on the interest rate environment and on the types of mortgage loans originated. In the recent low interest rate environment, customers are more likely to select or refinance into fixed-rate mortgages, which the Company then generally sells in the secondary market.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $2.5 million or 11.6% to $23.9 million and $810,000 or 7.3% to $12.0 million for the six and three month periods ended March 31, 2002, respectively, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:


                                                     Six months ended                   Three months ended
                                                         March 31,                          March 31,
                                              -------------------------------     ------------------------------
                                                  2002              2001             2002              2001
                                              -------------     -------------     ------------     -------------
                                                                    (Dollars in thousands)
 General and administrative expenses.......      $  23,910         $  21,417         $ 11,967          $ 11,157

 Percent of average assets (annualized)....          2.20%             1.75%            2.23%             1.87%

The increase is primarily due to additional levels of compensation, including increased commissions and incentive pay related to the Company's increased loan origination activity, higher benefit costs and normal merit pay increases at the start of the Company's fiscal year. Including commissions and salaries, mortgage loan related compensation increased by approximately $1.3 million and $500,000 for the six and three month periods ended March 31, 2002 compared to the prior year. Retirement plan expenses increased to $944,000 and $357,000 for the six and three month periods ended March 31, 2002, compared to $323,000 and $271,000 for the same periods in the prior year. The increase in benefit costs in the current year are the result of lower benefit costs during the prior year periods. The Company paid off its ESOP loan in June 2000 and reduced the retirement benefit costs for the remainder of calendar year 2000. Normal retirement benefit costs resumed on January 1, 2001. The prior fiscal year also included goodwill amortization of $617,000 and $309,000 for the six and three month periods ended March 31, 2001. This expense was eliminated with the Company's adoption of Financial Accounting Standards No. 142 effective on October 1, 2001.

INCOME TAX EXPENSE. Income tax expense increased to $4.4 million and $1.8 million for the six and three month periods ended March 31, 2002, compared to $3.0 million and $1.7 million for the same periods in the prior year. The effective tax rate for the six and three month periods ended March 31, 2002 was 28.60% and 26.67%, respectively, compared with 25.01% and 25.87% for the six and three month periods ended March 31, 2001. The increase in the effective tax rate is primarily due to the increased amount of income and an increase in state taxes of $378,000 and $118,000 for the six and three month periods ended March 31, 2002. The income tax credits received on the Company's affordable housing investments were $1.3 million and $652,000 for each of the six and three month periods ended March 31, 2002 and 2001.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


ASSET QUALITY

Total non-performing assets were $9.0 million, or 0.41% of total assets at March 31, 2002, compared with $10.7 million, or 0.48% of total assets at September 30, 2001. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets are summarized as follows:


                                                           March 31,        September 30,
                                                             2002               2001
                                                       -----------------  -----------------
                                                              (Dollars in thousands)
 Non-performing loans..............................           $   8,796          $  10,262
 Foreclosed properties.............................                 243                401
                                                       -----------------  -----------------
 Non-performing assets.............................           $   9,039          $  10,663
                                                       =================  =================

 Non-performing loans to gross loans...............               0.67%              0.77%

 Non-performing assets to total assets.............               0.41%              0.48%

Except as disclosed above, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms. The Company's largest non-performing credit at March 31, 2002 is a $2.9 million commercial credit, which was reduced by $2.3 million in payments received during the six months ended March 31, 2002. The loan was restructured during the quarter ended December 31, 2001 with the Company receiving a new secured term loan (as a participant bank), the aforementioned cash payments and unregistered shares of the borrower's common stock. No additional charge-off or provision was required during the quarter in connection with the loan restructuring.

Impaired loans totaled $8.7 million at March 31, 2002 compared to $7.8 million at September 30, 2001. These loans had associated impairment reserves of $1.5 million and $1.3 million at March 31, 2002 and September 30, 2001, respectively. For the six month period ended March 31, 2002, the average balance of impaired loans was $9.2 million compared to $11.0 million for the year ended September 30, 2001. Interest income on impaired loans for the six month periods ended March 31, 2002 and 2001 was $120,000 and $95,000, respectively.

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

At March 31, 2002, the Company's estimated cumulative one-year gap between assets and liabilities was a positive 4.43% of total assets. A positive gap occurs when a greater dollar amount of interest-earning assets are repricing or maturing than interest-bearing liabilities. The Company's three-year cumulative gap as of March 31, 2002 was a negative 6.60% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest-earning assets. The change in the Company's gap position is due to the decline in interest rates during fiscal 2001 and 2002. As interest rates declined, the terms of the Company's assets shortened and the terms of the liabilities lengthened. The shortening of assets is primarily due to the prepayments on the Company's mortgage-related assets. The lengthening of the liabilities is due to both renewals of brokered

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



certificates of deposit and to a lesser extent retail deposits, at longer terms and to the lengthening of the repricing characteristics of the Company's fixed rate puttable FHLB advances.

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

The Company's interest rate risk position, as defined by gap, is dynamic as interest rates change. While static gap analysis may be a useful measure of determining short-term risk to future net income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the market interest rate environment. In the event market interest rates increase significantly from the current rates at March 31, 2002, the Company expects that its one-year positive gap would become negative due to the anticipated shortening of the term of FHLB puttable advances and to a lesser extent, the lengthening of the term of mortgage-related assets assuming prepayments slow.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



 The following table summarizes the Company's gap position as of March 31, 2002.


                                                                            More than     More than
                                                   Within       Four to      One Year       Three
                                                   Three        Twelve       to Three       Years to       Over Five
                                                   Months       Months        Years        Five Years        Years          Total
                                                ------------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Residential ...........................   $   29,860    $   65,895     $   81,895     $   17,577     $   32,910     $  228,137
      Commercial ............................      163,929       136,648        178,907         62,651        116,172        658,307
      Consumer ..............................      221,562        22,436         35,869         37,369         21,956        339,192
 Mortgage-backed and related securities .....       10,299        22,380         26,258         12,350         10,691         81,978

 Assets available for sale:
      Mortgage loans ........................       26,071             -              -              -              -         26,071
      Fixed rate mortgage related ...........      264,529             -              -              -              -        264,529
      Variable rate mortgage related ........       29,554        53,492        103,344         72,222         76,458        335,070
      Investment securities .................        3,598         5,961         43,634         14,714              -         67,907
 Other assets ...............................       64,692             -              -              -              -         64,692
                                                ----------    ----------     ----------     ----------     ----------     ----------
      Total .................................   $  814,094    $  306,812     $  469,907     $  216,883     $  258,187     $2,065,883
                                                ==========    ==========     ==========     ==========     ==========     ==========

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts ..........................   $    7,555    $   22,664     $   33,812     $   15,178     $   12,371     $   91,580
      Passbook savings accounts .............        3,346        10,039         19,103         13,006         45,947         91,441
      Money market deposit accounts .........      101,888       305,664          1,066          1,097            617        410,332
      Certificates of deposit ...............      156,599       254,154        251,404         30,798         28,538        721,493
 Borrowings (4) .............................       81,317        49,680        408,451         76,592              -        616,040
 Impact of interest rate swaps ..............       30,000             -              -              -        (30,000)             -
                                                ----------    ----------     ----------     ----------     ----------     ----------
      Total .................................   $  380,705    $  642,201     $  713,836     $  136,671     $   57,473     $1,930,886
                                                ==========    ==========     ==========     ==========     ==========     ==========

Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities ................   $  433,389    $ (335,389)    $ (243,929)    $   80,212     $  200,714     $  134,997
                                                ==========    ==========     ==========     ==========     ==========     ==========

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities ................   $  433,389    $   98,000     $ (145,929)    $  (65,717)    $  134,997
                                                ==========    ==========     ==========     ==========     ==========

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a
percent of total assets .....................       19.61%          4.43%         (6.60%)        (2.97%)         6.11%
                                                ==========     ==========     ==========     ==========     ==========

-------------------------------------------------------------------------

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $69.8 million at March 31, 2002.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 33%, 10% and 98%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $44.2 million or 2.0% of total assets.

(4) Fixed rate puttable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Borrowings includes fixed rate puttable FHLB advances of $370 million maturing in one to three years and $75 million maturing in three to five years.

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


CRITICAL ACCOUNTING POLICES

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

ALLOWANCE FOR LOAN LOSSES -- The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan loss experience and other factors, which in management's judgement, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Such other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans. With respect to loans that are deemed impaired, the calculation of allowance for loan losses is based upon the discounted present value of expected cash flows received from the debtor or other measures of market prices or collateral values.

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

ACCOUNTING FOR INCOME TAXES -- As part of the process of preparing the consolidated financial statements the Company is required to estimate income taxes for federal and state purposes. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increase this allowance in a period, the Company would include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. A valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operate and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or management adjusts these estimates in future periods the Company may need to establish an additional valuation allowance which could materially impact the financial position and results of operations.

MORTGAGE SERVICING RIGHTS -- The Company recognizes as a separate asset the rights to service mortgage loans for others. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. Estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

serviced. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments.

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgement in their application. There are also areas in which management's judgement in selecting any available alternative would not produce a materially different result. For further information refer to footnote 1 included in the Company's annual report on Form 10-K for the year ended September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $36.9 million and $38.1 million as of March 31, 2002 and September 30, 2001, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At March 31, 2002, the Company had additional borrowing capacity of $237.7 million available from the FHLB.

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

The Company is in the midst of a share repurchase program where it may purchase up to 460,000 shares, or approximately five percent, of its common stock in the open market. As of March 31, 2002, the Company had purchased 70,300 shares under the current authorization at an average price of $20.78 per share. The Company may purchase an additional 389,700 shares under the current authorization. The Company's share repurchase program is funded through dividends received from the Bank and the Company's line of credit. Due to the Company's access to liquidity, shares repurchased have a minimal effect on the Company's liquidity.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table summarizes the Bank's capital ratios at the dates indicated:


                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                    For Capital             Prompt Corrective
                                            Actual               Adequacy Purposes          Action Provisions
                                     -----------------------  ------------------------   ------------------------
                                       Amount       Ratio         Amount       Ratio        Amount        Ratio
---------------------------------    ----------  -----------  -------------  ---------   ------------   ---------
                                                              (Dollars in thousands)
As of March 31, 2002:
Tangible capital..............        $ 174,086       7.92%      >$ 87,941      >4.0%      > $109,927    >  5.0%
                                                                 -              -          -             -

Core capital .................          174,086       7.92%      >  87,941      >4.0%      >  109,927    >  5.0%
                                                                 -              -          -             -

Tier 1 risk-based capital.....          174,086      11.04%      >  63,052      >4.0%      >   94,577    >  6.0%
                                                                 -              -          -             -

Risk-based capital............          186,845      11.85%      > 126,103      >8.0%      >  157,629    > 10.0%
                                                                 -              -          -             -

As of September 30, 2001:

Tangible capital..............        $ 178,436       8.14%      > $87,666      >4.0%      > $109,582    >  5.0%
                                                                 -              -          -             -

Core capital .................          178,436       8.14%      >  87,666      >4.0%      >  109,582    >  5.0%
                                                                 -              -          -             -

Tier 1 risk-based capital.....          178,436      12.61%      >  56,586      >4.0%      >   84,879    >  6.0%
                                                                 -              -          -             -

Risk-based capital............          189,656      13.41%      > 113,172      >8.0%      >  141,465    > 10.0%
                                                                 -              -          -             -

The capital of the Company and the Bank exceed all regulatory capital requirements.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at March 31, 2002.


                                                    More than           More than          More than
                                    Within           One Year           Two Years         Three Years
                                   One Year         to Two Years      to Three Years     To Four Years
                              ------------------ ------------------ ----------------- -------------------
Interest earning assets                                 (Dollars in millions)
 Loans:
    Residential........         $  1.5    9.40%    $  1.3    7.84%    $  2.7    7.33%    $  0.2    8.16%
    Commercial.........           88.6    5.06%      38.7    6.47%      52.9    6.77%      38.7    6.26%
    Consumer...........           35.9    5.27%      40.1    5.66%     100.6    5.56%     111.7    5.66%

Mortgage-backed
  securities:
    Fixed rate.........          115.7    6.24%      64.8    6.24%      64.8    6.24%      42.3    6.24%
    Adjustable rate....           52.9    2.73%      45.0    2.73%      34.4    2.73%      31.7    2.73%

Debt and equity
  securities...........            9.6    3.23%      43.6    4.28%      14.7    4.17%         -        -

Other..................           64.7    5.00%         -        -         -        -         -        -

Total interest                  ------             ------             ------             ------
 earning assets........         $368.9    5.08%    $233.5    5.14%    $270.1    5.54%    $224.6    5.46%
                                ======             ======             ======             ======

Interest bearing liabilities

Deposits:
    NOW accounts.......         $ 30.2    0.25%    $ 16.9    0.25%   $  16.9    0.25%    $  7.6    0.25%
    Passbooks..........           13.4    0.35%       9.5    0.35%       9.5    0.35%       6.5    0.35%
    Money market.......          407.6    2.95%       0.5    2.95%       0.5    2.95%       0.5    2.95%
    Certificates.......          410.8    4.22%     207.6    4.06%      43.8    4.49%      28.3    5.00%

Borrowings
    Fixed rate.........           45.0    3.84%     195.0    5.27%     200.0    5.86%      95.3    5.69%
    Adjustable rate....           80.7    1.83%         -        -         -        -         -        -

Total interest
   bearing                      ------             ------            -------             ------
   liabilities.........         $987.7    3.31%    $429.5    4.38%   $ 270.7    5.09%    $138.2    4.99%
                                ======             ======            =======             ======




                                 More than                                             Fair
                                 Four Years            Over                            Market
                                to Five Years       Five Years            Total        Value
                             ------------------ ------------------  ----------------- ---------
                                                  (Dollars in millions)

Interest earning assets
 Loans:
    Residential........        $ 15.6     7.09%  $ 232.9     7.07% $  254.2     7.09%   $  255.4
    Commercial.........         112.0     7.44%    327.4     7.30%    658.3     6.87%      661.6
    Consumer...........          18.9     8.45%     32.0     9.10%    339.2     6.07%      342.6

Mortgage-backed
  securities:
    Fixed rate.........          42.3     6.24%     87.2     6.24%    417.1     6.24%      417.4
    Adjustable rate....          29.1     2.73%     71.4     2.73%    264.5     2.73%      264.5

Debt and equity
  securities...........             -         -        -         -     67.9     4.11%       67.9

Other..................             -         -        -         -     64.7     5.00%       64.4

Total interest                -------            -------           --------             --------
 earning assets........       $ 217.9     6.64%  $ 750.9     6.75% $2,065.9     5.96%   $2,073.8
                              =======            =======           ========             ========


Interest bearing liabilities

Deposits:
    NOW accounts.......        $  7.6     0.25%   $ 12.4     0.25%  $  91.6     0.25%    $  87.8
    Passbooks..........           6.5     0.35%     46.0     0.35%     91.4     0.35%       84.8
    Money market.......           0.6     2.95%      0.6     2.95%    410.3     2.95%      409.0
    Certificates.......           2.5     4.99%     28.5     5.96%    721.5     4.29%      723.6

Borrowings
    Fixed rate.........             -         -        -         -    535.3     5.45%      559.7
    Adjustable rate....             -         -        -         -     80.7     1.83%       80.7

Total interest
   bearing                   --------           --------           --------             --------
   liabilities.........        $ 17.2     1.06%   $ 87.5     2.18% $1,930.8     3.85%   $1,945.6
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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              On April 19, 2002, the Company announced the declaration of a dividend of $0.15 per share on the Company's common stock for the quarter ended March 31, 2002. The dividend is payable on May 20, 2002 to shareholders of record as of May 10, 2002. This will be the 27th consecutive cash dividend payment since the Company became publicly-held in June 1993.

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



                                     ST. FRANCIS CAPITAL CORPORATION




Dated:   May 15, 2002          By:   /s/ Jon D. Sorenson
       --------------              ----------------------------
                                      Jon D. Sorenson
                                      Chief Financial Officer