Form 10-Q
period 2002-06-30
ST FRANCIS CAPITAL CORP
filed 2002-08-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                         Commission File Number 0-21298

                         ST. FRANCIS CAPITAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

          WISCONSIN                                               39-1747461
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

                               (1) Yes |X| No | |

     The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,350,873 at July 31, 2002.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited):

         Consolidated Statements of Financial Condition ..................    3

         Consolidated Statements of Income ...............................    4

         Consolidated Statements of Changes in Shareholders' Equity
         and Comprehensive Income ........................................    5

         Consolidated Statements of Cash Flows ...........................    6

         Notes to Unaudited Consolidated Financial Statements ............    8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................   19

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ......   32

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ...............................................   32

ITEM 2.  Changes In Securities and Use of Proceeds .......................   32

ITEM 3.  Defaults Upon Senior Securities .................................   32

ITEM 4.  Submission of Matters to a Vote of Security Holders .............   32

ITEM 5.  Other Information ...............................................   32

ITEM 6.  Exhibits and Reports on Form 8-K ................................   32

SIGNATURES ...............................................................   34

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                 June 30,         September 30,
                                                                                   2002               2001
                                                                                -----------       -------------
                                                                               (In thousands, except share data)
ASSETS
Cash and due from banks .................................................       $    44,601        $    37,989
Federal funds sold and overnight deposits ...............................               459                111
                                                                                -----------        -----------
Cash and cash equivalents ...............................................            45,060             38,100
                                                                                -----------        -----------
Securities available for sale, at fair value:
     Debt and equity securities .........................................            55,742             41,661
     Mortgage-backed and related securities .............................           571,854            616,969
Mortgage loans held for sale, at lower of cost or market ................            32,482             18,974
Securities held to maturity, at amortized cost:
     Mortgage-backed and related securities (fair values of $105,482
     and $96,237, respectively) .........................................           104,127             95,384
Loans receivable, net ...................................................         1,264,642          1,237,900
Federal Home Loan Bank stock, at cost ...................................            64,974             62,691
Accrued interest receivable .............................................            10,491             11,115
Foreclosed properties ...................................................             1,865                401
Real estate held for investment .........................................            31,838             26,255
Premises and equipment, net .............................................            29,501             29,128
Goodwill ................................................................            13,351             13,351
Other assets ............................................................            19,711             14,337
                                                                                -----------        -----------
Total assets ............................................................       $ 2,245,638        $ 2,206,266
                                                                                ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits ................................................................       $ 1,396,919        $ 1,449,320
Short term borrowings ...................................................           564,478            497,152
Long term borrowings ....................................................            88,325             74,281
Advances from borrowers for taxes and insurance .........................             6,919             10,350
Accrued interest payable and other liabilities ..........................            14,350             14,688
                                                                                -----------        -----------
Total liabilities .......................................................         2,070,991          2,045,791
                                                                                -----------        -----------

Commitments and contingencies ...........................................                --                 --

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
     None issued ........................................................                --                 --
Common stock $.01 par value:  Authorized 24,000,000 shares;
     Issued, 14,579,240 shares;
     Outstanding, 9,342,353 and 9,208,244 shares, respectively ..........               146                146
Additional paid-in-capital ..............................................            89,309             88,826
Accumulated other comprehensive income ..................................             1,816              1,137
Treasury stock at cost (5,236,887 and 5,370,996 shares, respectively) ...           (72,633)           (74,264)
Retained earnings, substantially restricted .............................           156,009            144,630
                                                                                -----------        -----------
Total shareholders' equity ..............................................           174,647            160,475
                                                                                -----------        -----------
Total liabilities and shareholders' equity ..............................       $ 2,245,638        $ 2,206,266
                                                                                ===========        ===========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                               Nine months ended          Three Months Ended
                                                                                    June 30,                   June 30,
                                                                             ---------------------      ----------------------
                                                                               2002         2001          2002          2001
                                                                             -------     ---------      --------      --------
                                                                                   (In thousands, except per share data)
 INTEREST AND DIVIDEND INCOME:
       Loans ...........................................................     $66,327     $  79,234      $ 21,524      $ 25,217
       Mortgage-backed and related securities ..........................      23,075        37,274         7,565        11,055
       Debt and equity securities ......................................       1,365         6,866           734         1,093
       Federal funds sold and overnight deposits .......................          38           143             3            71
       Federal Home Loan Bank stock ....................................       2,518         1,690           810           521
       Trading account securities ......................................          --             8            --            --
                                                                             -------     ---------      --------      --------
 Total interest and dividend income ....................................      93,323       125,215        30,636        37,957
                                                                             -------     ---------      --------      --------
 INTEREST EXPENSE:
       Deposits ........................................................      28,465        53,110         8,309        15,577
       Advances and other borrowings ...................................      23,189        33,021         7,940         8,691
                                                                             -------     ---------      --------      --------
 Total interest expense ................................................      51,654        86,131        16,249        24,268
                                                                             -------     ---------      --------      --------
 Net interest income before provision for loan losses ..................      41,669        39,084        14,387        13,689
 Provision for loan losses .............................................       2,733         4,619           913         3,310
                                                                             -------     ---------      --------      --------
 Net interest income ...................................................      38,936        34,465        13,474        10,379
                                                                             -------     ---------      --------      --------
 OTHER OPERATING INCOME (EXPENSE), NET:
       Loan servicing and loan-related fees ............................       2,057         2,567           (51)          897
       Depository fees and service charges .............................       4,155         3,905         1,383         1,320
       Securities gains ................................................       1,056           751           322           275
       Gain on sales of loans ..........................................       7,550         3,742         2,273         1,642
       Insurance, annuity and brokerage commissions ....................       1,208           930           397           329
       Gain (loss) on foreclosed properties ............................          53           (16)           28            (6)
       Income from real estate held for investment .....................       2,331         2,259           782           753
       Other income ....................................................         618         1,265           151           689
                                                                             -------     ---------      --------      --------
 Total other operating income, net .....................................      19,028        15,403         5,285         5,899
                                                                             -------     ---------      --------      --------
 GENERAL AND ADMINISTRATIVE EXPENSES:
       Compensation and other employee benefits ........................      20,222        16,327         6,528         5,938
       Occupancy expenses, including depreciation ......................       3,658         3,530         1,260         1,117
       Furniture and equipment, including depreciation .................       2,926         3,174           976         1,024
       Real estate held for investment expenses ........................       2,255         2,329           702           800
       Goodwill amortization ...........................................          --           925            --           309
       Other general and administrative expenses .......................       6,761         6,573         2,446         2,253
                                                                             -------     ---------      --------      --------
 Total general and administrative expenses .............................      35,822        32,858        11,912        11,441
                                                                             -------     ---------      --------      --------
 Income before income tax expense and cumulative effect of
     change in accounting principle ....................................      22,142        17,010         6,847         4,837
 Income tax expense ....................................................       6,157         4,410         1,783         1,365
                                                                             -------     ---------      --------      --------
 Income before cumulative effect of change in accounting
     principle .........................................................     $15,985     $  12,600      $  5,064      $  3,472
Cumulative effect of a change in accounting for derivative
     instruments and hedging activities (net of income taxes of $55) ...          --           (84)           --            --
                                                                             -------     ---------      --------      --------
 Net income ............................................................     $15,985     $  12,516      $  5,064      $  3,472
                                                                             =======     =========      ========      ========

 Basic earnings per share:
     Before cumulative effect of change in accounting principle ........     $  1.73     $    1.34      $   0.55      $   0.37
     Cumulative effect of change in accounting principle ...............          --         (0.01)           --            --
                                                                             -------     ---------      --------      --------
                                                                             $  1.73     $    1.33      $   0.55      $   0.37
                                                                             =======     =========      ========      ========

 Diluted earnings per share:
     Before cumulative effect of change in accounting principle ........     $  1.65     $    1.31      $   0.52      $   0.36
     Cumulative effect of change in accounting principle ...............          --         (0.01)           --            --
                                                                             -------     ---------      --------      --------
                                                                             $  1.65     $    1.30      $   0.52      $   0.36
                                                                             =======     =========      ========      ========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                Accumulated
                                              Shares of                                            Other
                                                Common              Additional                 Comprehensive
                                                Stock      Common    Paid-In     Retained         Income/      Treasury
                                             Outstanding    Stock    Capital     Earnings         (Loss)         Stock      Total
                                             -----------   ------   ----------   ---------     -------------   --------   ---------
                                                  (In thousands, except Shares of Common Stock Outstanding and per share data)
Nine months ended June 30, 2001
Balance at September 30, 2000 ............    9,437,197     $ 146    $88,799     $ 130,399       $(18,923)     $(69,498)  $ 130,923
Net income ...............................           --        --         --        12,516             --            --      12,516
Change in unrealized loss on securities
     available for sale ..................           --        --         --            --         25,719            --      25,719
Reclassification adjustment for gains
     realized in net income ..............           --        --         --            --           (751)           --        (751)
Income taxes .............................           --        --         --            --         (9,651)           --      (9,651)
                                                                                                                          ---------
Comprehensive income .....................                                                                                   27,833

Cash dividend - $0.30 per share ..........           --        --         --        (2,821)            --            --      (2,821)
Purchase of treasury stock ...............     (113,776)       --         --            --             --        (2,121)     (2,121)
Exercise of stock options, net ...........       16,000                                 31                          217         248
                                             ----------     -----    -------     ---------       --------      --------   ---------
Balance at June 30, 2001 .................    9,339,421     $ 146    $88,799     $ 140,125       $ (3,606)     $(71,402)  $ 154,062
                                             ==========     =====    =======     =========       ========      ========   =========
Nine months ended June 30, 2002
Balance at September 30, 2001 ............    9,208,244     $ 146    $88,826     $ 144,630       $  1,137      $(74,264)  $ 160,475
Net income ...............................           --        --         --        15,985             --            --      15,985
Change in unrealized gain on securities
     available for sale ..................           --        --         --            --          2,018            --       2,018
Reclassification adjustment for gains
     realized in net income ..............           --        --         --            --         (1,056)           --      (1,056)
Income taxes .............................           --        --         --            --           (283)           --        (283)
                                                                                                                          ---------
Comprehensive income .....................                                                                                   16,664

Cash dividend - $0.45 per share ..........           --        --         --        (4,156)            --            --      (4,156)
Purchase of treasury stock ...............      (32,479)       --         --            --             --          (679)       (679)
Exercise of stock options, net ...........      166,588        --        483          (450)            --         2,310       2,343
                                             ----------     -----    -------     ---------       --------      --------   ---------
Balance at June 30, 2002 .................    9,342,353     $ 146    $89,309     $ 156,009       $  1,816      $(72,633)  $ 174,647
                                             ==========     =====    =======     =========       ========      ========   =========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                 Nine months ended
                                                                                                     June 30,
                                                                                             ------------------------
                                                                                                2002           2001
                                                                                             ---------      ---------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................................     $  15,985      $  12,516
Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses ......................................................         2,733          4,619
        Depreciation, accretion and amortization .......................................         6,393          5,724
        Deferred income taxes ..........................................................          (663)        (5,932)
        Securities gains ...............................................................        (1,056)          (751)
        Impairment write-down on mortgage servicing assets .............................           900             --
        Originations of loans held for sale ............................................      (556,399)      (320,209)
        Proceeds from sales of loans held for sale .....................................       550,441        304,988
        Gain on sale of loans ..........................................................        (7,550)        (3,742)
        Stock dividends received on Federal Home Loan Bank stock .......................        (2,283)        (1,752)
        Other, net .....................................................................       (11,122)        (7,142)
                                                                                             ---------      ---------
Net cash used in operating activities ..................................................        (2,621)       (11,701)
                                                                                             ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of mortgage-backed and related securities held to maturity ..............       (58,684)       (72,533)
     Principal repayments on mortgage-backed and related securities held to maturity ...        49,941          6,788
     Purchases of mortgage-backed and related securities available for sale ............      (238,144)            --
     Proceeds from sales of mortgage-backed securities available for sale ..............        85,517         59,451
     Principal repayments on mortgage-backed securities available for sale .............       198,560         80,923
     Purchases of debt and equity securities available for sale ........................       (61,264)          (261)
     Proceeds from sales of debt and equity securities available for sale ..............        12,321         30,663
     Proceeds from maturities of debt and equity securities available for sale .........        35,006        143,232
     Purchase of loans .................................................................      (232,599)      (137,518)
     Decrease in loans, net of loans held for sale .....................................       205,857        193,313
     Increase in real estate held for investment .......................................        (6,583)           (93)
     Purchases of premises and equipment, net ..........................................        (2,860)        (1,036)
                                                                                             ---------      ---------
Net cash provided by (used in) investing activities ....................................       (12,932)       302,929
                                                                                             ---------      ---------

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                Consolidated Statements of Cash Flows, continued
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                 Nine months ended
                                                                                                     June 30,
                                                                                             ------------------------
                                                                                                2002           2001
                                                                                             ---------      ---------
                                                                                                  (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease in deposits ..........................................................       (52,934)        (1,510)
     Proceeds from advances and other borrowings .......................................       172,062        562,096
     Repayments on advances and other borrowings .......................................      (151,337)      (627,823)
     Increase (decrease) in securities sold under agreements to repurchase .............        60,645       (203,962)
     Decrease in advances from borrowers for taxes and insurance .......................        (3,431)        (2,937)
     Dividends paid ....................................................................        (4,156)        (2,821)
     Stock option transactions .........................................................         2,343            248
     Purchase of treasury stock ........................................................          (679)        (2,121)
                                                                                             ---------      ---------
Net cash provided by (used in) financing activities ....................................        22,513       (278,830)
                                                                                             ---------      ---------

Increase in cash and cash equivalents ..................................................         6,960         12,398

Cash and cash equivalents:
        Beginning of period ............................................................        38,100         34,747
                                                                                             ---------      ---------
        End of period ..................................................................     $  45,060      $  47,145
                                                                                             =========      =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest .......................................................................     $  53,262      $  86,880
        Income taxes ...................................................................         8,513         14,612

Supplemental schedule of noncash investing and financing activities:

     The following summarizes significant noncash investing and financing activities:

        Mortgage loans secured as mortgage-backed securities ...........................     $      --      $   1,432
        Transfer from loans to foreclosed properties ...................................         1,559            372
        Transfer of mortgage loans to mortgage loans held for sale .....................        75,750         62,579

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

(2) Basis of Presentation

      The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the nine and three month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

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

      The contractual or notional amounts of off-balance sheet financial instruments are as follows:

                                                                Contractual or Notional Amount(s)
                                                                     June 30,   September 30,
                                                                       2002          2001
                                                                     --------   -------------
                                                                          (In thousands)
       Commitments to extend credit:
           Fixed-rate loans ................................         $ 13,714     $ 19,375
           Variable-rate loans .............................           28,602       29,157
           Fixed/variable-rate loans at borrower option ....            6,975           --
       Mortgage loans sold with recourse ...................           13,060       15,090
       Guarantees under IRB issues .........................           38,017       38,080
       Interest rate swap agreements (notional amount) .....           20,000       80,000
       Unused and open-ended lines of credit:
          Consumer .........................................          269,300      232,046
          Commercial .......................................           60,767       24,423
      Commitments to fund equity investments ...............               --        3,811

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed-rate loan commitments as of June 30, 2002 have interest rates ranging from 5.88% to 9.38%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

      amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate and commercial business assets.

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

      The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At June 30, 2002, appraised values of the real estate collateral exceeded the amount of the guarantees.

      Interest rate swap agreements generally involve the exchange of fixed and variable rate interest rate payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments, but does not expect any counterparty to fail to meet their obligations. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest-bearing assets and liabilities. At June 30, 2002, the Company had $20 million in fixed receive-floating pay agreements with a maturity date of 2009 and a call date of July 2002. The agreements have fixed interest rates of 6.00% and variable interest rates ranging from 1.789% to 1.88%. The $20 million in fixed receive-floating pay agreements were called in July 2002.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

      (4) Securities

      The Company's securities available for sale and held to maturity at June 30, 2002 were as follows:

                                                                           SECURITIES AVAILABLE FOR SALE
                                                               ------------------------------------------------------
                                                                               Gross          Gross
                                                               Amortized     Unrealized     Unrealized         Fair
                                                                 Cost          Gains         (Losses)          Value
                                                               ---------     ----------     ----------       --------
                                                                                  (In thousands)
      DEBT AND EQUITY SECURITIES:
      U. S. Treasury obligations and obligations of
          U.S. Government Agencies ....................        $ 55,003        $  237        $    --         $ 55,240
      Marketable equity securities ....................             502            --             --              502
                                                               --------        ------        -------         --------
      TOTAL DEBT AND EQUITY SECURITIES ................        $ 55,505        $  237        $    --         $ 55,742
                                                               ========        ======        =======         ========
      MORTGAGE-BACKED & RELATED SECURITIES:
      Participation certificates:
        FNMA ..........................................        $ 35,836        $   --        $  (120)        $ 35,716
        Private issue .................................          13,519            --           (520)          12,999
      REMICs:
        FHLMC .........................................          72,775           607           (544)          72,838
        FNMA ..........................................          13,715           140             --           13,855
        Private issue .................................         433,312         3,585           (487)         436,410
      CMO residual ....................................              36            --             --               36
                                                               --------        ------        -------         --------
      TOTAL MORTGAGE-BACKED AND RELATED
           SECURITIES .................................        $569,193        $4,332        $(1,671)        $571,854
                                                               ========        ======        =======         ========

                                                                            SECURITIES HELD TO MATURITY
                                                               ------------------------------------------------------
                                                                               Gross          Gross
                                                               Amortized     Unrealized     Unrealized         Fair
                                                                 Cost          Gains         (Losses)          Value
                                                               ---------     ----------     ----------       --------
                                                                                  (In thousands)
      MORTGAGE-BACKED & RELATED SECURITIES:
      Participation certificates:
        GNMA ..........................................        $  8,295        $  254        $    --         $  8,549
      REMICs:
        FNMA ..........................................          18,259           328             --           18,587
        FHASI .........................................           8,253            --             --            8,253
        Private issue .................................          69,320           778             (5)          70,093
                                                               --------        ------        -------         --------
      TOTAL MORTGAGE-BACKED AND RELATED
           SECURITIES .................................        $104,127        $1,360        $    (5)        $105,482
                                                               ========        ======        =======         ========

      During the nine month periods ended June 30, 2002 and 2001, gross proceeds from the sale of securities available for sale totaled approximately $97.8 million and $90.1 million, respectively. The gross realized gains on such sales totaled approximately $1.0 million and $593,000 for the nine month periods ended June 30, 2002 and 2001, respectively. The gross realized losses on such sales totaled approximately $50,000 for both of the nine month periods ended June 30, 2002 and 2001, respectively.

      During the three month periods ended June 30, 2002 and 2001, gross proceeds from the sale of securities available for sale totaled approximately $53.9 million and $48.3 million, respectively. The gross realized gains on such sales totaled approximately $312,000 and $226,000 for the three month periods ended June 30, 2002 and 2001, respectively. The gross realized losses on such sales totaled approximately $48,000 and $1,000 for the three month periods ended June 30, 2002 and 2001, respectively.

      At June 30, 2002, $478.9 million of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(5) Loans

      Loans receivable are summarized as follows:

                                                            June 30,        September 30,
                                                              2002              2001
                                                           ----------       -------------
                                                                  (In thousands)
      First mortgage - one- to four-family ........        $  238,829        $  298,617
      First mortgage - residential construction ...            72,716            68,936
      First mortgage - multi-family ...............           153,413           126,338
      Commercial real estate ......................           399,722           362,329
      Home equity .................................           259,490           221,559
      Commercial ..................................           146,747           140,826
      Consumer secured by real estate .............            60,649            71,325
      Interim financing and consumer loans ........            24,814            18,027
      Indirect auto ...............................             7,497            15,632
      Education ...................................               378             3,253
                                                           ----------        ----------
          Total gross loans .......................         1,364,255         1,326,842
                                                           ----------        ----------
      Less:

          Loans in process ........................            52,075            57,153
          Unearned insurance premiums .............                95               136
          Deferred loan and guarantee fees ........               617               445
          Purchased loan discount .................               439               548
          Allowance for loan losses ...............            13,905            11,686
                                                           ----------        ----------
          Total deductions ........................            67,131            69,968
                                                           ----------        ----------
      Total loans receivable ......................         1,297,124         1,256,874
      Less:  First mortgage loans held for sale ...            32,482            18,974
                                                           ----------        ----------
      Loans receivable, net .......................        $1,264,642        $1,237,900
                                                           ==========        ==========

(6) Allowance For Loan Losses

      Activity in the allowance for loan losses is summarized as follows:

                                              Nine months ended                 Three months ended
                                                   June 30,                          June 30,
                                          -------------------------         -------------------------
                                            2002             2001             2002             2001
                                          --------         --------         --------         --------
                                                                 (In thousands)
      Beginning balance ..........        $ 11,686         $ 10,404         $ 13,135         $ 11,379
      Charge-offs:
        Real estate - mortgage ...             (23)             (27)              --               --
        Commercial loans .........            (137)          (3,638)             (27)          (3,514)
        Home equity loans ........              (2)             (95)              --              (25)
        Consumer .................            (454)            (264)            (122)            (129)
                                          --------         --------         --------         --------
      Total charge-offs ..........            (616)          (4,024)            (149)          (3,668)
                                          --------         --------         --------         --------
      Recoveries:
        Real estate - mortgage ...              18               --               --               --
        Commercial loans .........              64               10               --                2
        Home equity loans ........               2               12                1               12
        Consumer .................              18               25                5               11
                                          --------         --------         --------         --------
      Total recoveries ...........             102               47                6               25
                                          --------         --------         --------         --------
      Net charge-offs ............            (514)          (3,977)            (143)          (3,643)
                                          --------         --------         --------         --------
      Provision ..................           2,733            4,619              913            3,310
                                          --------         --------         --------         --------
      Ending balance .............        $ 13,905         $ 11,046         $ 13,905         $ 11,046
                                          ========         ========         ========         ========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(7) Earnings Per Share

      Basic earnings per share of common stock for the nine and three month periods ended June 30, 2002 and 2001, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the nine and three month periods ended June 30, 2002 and 2001, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at June 30, 2002 and September 30, 2001, have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding at period end adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive.

      The computation of earnings per common share is as follows:

                                                                               Nine months ended            Three months ended
                                                                                   June 30,                      June 30,
                                                                           --------------------------    -------------------------
                                                                               2002          2001            2002          2001
                                                                           -----------   ------------    -----------   -----------
      Income before cumulative effect of change in
          accounting principle ........................................    $15,985,000   $ 12,600,000    $ 5,064,000   $ 3,472,000
      Cumulative effect of change in accounting principle .............             --        (84,000)            --            --
                                                                           -----------   ------------    -----------   -----------
      Net income for the period .......................................    $15,985,000   $ 12,516,000    $ 5,064,000   $ 3,472,000
                                                                           ===========   ============    ===========   ===========

      Common shares issued ............................................     14,579,240     14,579,240     14,579,240    14,579,240
      Weighted average treasury shares ................................      5,346,185      5,178,408      5,288,235     5,192,235
                                                                           -----------   ------------    -----------   -----------

      Weighted average common shares
          outstanding during the period ...............................      9,233,055      9,400,832      9,291,005     9,387,005
      Effect of dilutive stock options outstanding ....................        471,361        205,427        494,802       372,259
                                                                           -----------   ------------    -----------   -----------
      Diluted weighted average common shares
          outstanding during the period ...............................      9,704,416      9,606,259      9,785,807     9,759,264
                                                                           ===========   ============    ===========   ===========
      Basic earnings per share:
          Before cumulative effect of change in accounting principle ..    $      1.73   $       1.34    $      0.55   $      0.37
          Cumulative effect of change in accounting principle .........             --          (0.01)            --            --
                                                                           -----------   ------------    -----------   -----------
                                                                           $      1.73   $       1.33    $      0.55   $      0.37
                                                                           ===========   ============    ===========   ===========
      Diluted earnings per share:
          Before cumulative effect of change in accounting principle ..    $      1.65   $       1.31    $      0.52   $      0.36
          Cumulative effect of change in accounting principle .........             --          (0.01)            --            --
                                                                           -----------   ------------    -----------   -----------
                                                                           $      1.65   $       1.30    $      0.52   $      0.36
                                                                           ===========   ============    ===========   ===========

      The computation of book value per common share is as follows:

                                                                    June 30,        September 30,
                                                                      2002              2001
                                                                  ------------      -------------
      Common shares outstanding at the end of the period ...         9,342,353         9,208,244
      Incremental shares relating to dilutive stock
          options outstanding at the end of the period .....           502,576           424,891
                                                                  ------------      ------------
                                                                     9,844,929         9,633,135
                                                                  ============      ============

      Total shareholders' equity at the end of the period ..      $174,647,000      $160,475,000

      Book value per common share ..........................      $      17.74      $      16.66

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

      At June 30, 2002, 60,650 shares were reserved for future grants. Further information concerning the options is as follows:

                                                                        Nine months ended June 30,
                                                     ----------------------------------------------------------------------
                                                                 2002                                   2001
                                                     ----------------------------------------------------------------------
                                                                         Weighted                               Weighted
                                                                         Average                                Average
                                                      Options         Exercise Price         Options         Exercise Price
                                                     ---------        --------------        ---------        --------------
      Outstanding at beginning of period ...         1,614,898               $15.74         1,700,148               $15.78
      Granted ..............................                --                   --            10,000                21.75
      Canceled .............................           (11,302)               17.03           (44,650)               18.48
      Exercised ............................          (166,588)               12.32           (16,000)               15.59
                                                     ---------        -------------         ---------        -------------
      Outstanding at end of period .........         1,437,008               $16.12         1,649,498               $15.75
                                                     =========        =============         =========        =============

      Options exercisable ..................           954,998        $5.00 - 22.00           867,894        $5.00 - 22.00
                                                     =========        =============         =========        =============

(9) Income Taxes

      Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

                                                                      Nine months ended          Three months ended
                                                                           June 30,                   June 30,
                                                                    ---------------------       ---------------------
                                                                      2002          2001          2002          2001
                                                                    -------       -------       -------       -------
                                                                                     (In thousands)
      Federal income tax expense at statutory rate of 35% ....      $ 7,750       $ 5,954       $ 2,497       $ 1,742
      State income taxes, net of Federal income tax benefit ..          624            74           182            10
      Tax exempt interest ....................................          (50)          (70)          (16)          (21)
      Acquisition intangible amortization ....................           --           171            --            57
      Affordable housing credits .............................       (1,956)       (1,956)         (652)         (652)
      Other, net .............................................         (211)          237          (228)          229
                                                                    -------       -------       -------       -------
                                                                    $ 6,157       $ 4,410       $ 1,783       $ 1,365
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

      At June 30, 2002, the Company had $20.0 million in interest rate swaps outstanding compared with $80.0 million at September 30, 2001. The swaps are designed to offset the changing interest payments of certain of the Company's brokered certificates. Fixed receive-floating pay swaps totaled $20.0 million at June 30, 2002 and were entered into to hedge interest rates on fixed rate certificates of deposits. Fixed receive-floating pay swaps will provide for a lower interest expense (or interest income) in a falling rate environment while adding to interest expense in a rising rate environment. During the nine month period ended June 30, 2002, the Company recorded a net reduction of interest expense of $1.4 million as a result of the Company's interest rate swap agreements compared with a net reduction of $1.0 million for the nine month period ended June 30, 2001.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(11) Current Accounting Developments

      The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"--a replacement of FASB Statement No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2001. This Statement is to be applied prospectively with certain exceptions. Therefore, earlier or retroactive application of this Statement is not permitted. Adoption of this standard did not materially affect the results of operations or financial position of the Company.

      The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this standard is not expected to materially affect the results of operations or financial position of the Company.

(12) Segment Information

      The Company's operations include four strategic business segments: Retail Banking, Commercial Banking, Mortgage Banking and Investments. Financial performance is primarily based on the individual segments' direct contribution to Company net income. The segments do not include the operations of the Company as a holding company, nor the operations of the Bank's operating subsidiaries. Capital is not allocated to the segments and thus net interest income related to the free funding associated with capital is not included in the individual segments. The Company only charges the segments with direct expenses. Costs associated with administrative and centralized back-office support areas of the Bank are not allocated to the segments. Goodwill amortization is allocated to the Retail Banking segment. Income taxes are allocated to the segments based on the Bank's effective tax rate prior to the consolidation with its affordable housing subsidiary.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

      BUSINESS SEGMENTS                            Retail           Commercial        Mortgage                            Total
                                                   Banking           Banking          Banking        Investments         Segments
                                                  ---------         ---------         --------       -----------        ----------
                                                                                   (In thousands)
      NINE MONTHS ENDED JUNE 30, 2002
      Net interest income ...................     $  11,193         $  18,558         $  7,187        $  (1,341)        $   35,597
      Provision for loan losses .............         1,134             1,476              123               --              2,733
      Other operating income ................         6,258               812            6,485            1,056             14,611
      General and administrative expenses ...        17,011             2,555            3,902              592             24,060
      Income taxes (benefit) ................          (236)            5,225            3,297             (299)             7,987
                                                  ---------         ---------         --------        ---------         ----------
      Segment profit (loss) .................     $    (458)        $  10,114         $  6,349        $    (578)        $   15,428
                                                  =========         =========         ========        =========         ==========

      Segment average assets ................     $ 338,481         $ 664,510         $276,696        $ 775,008         $2,054,695
                                                  =========         =========         ========        =========         ==========

      NINE MONTHS ENDED JUNE 30, 2001
      Net interest income ...................     $  16,630         $  11,071         $  5,805        $   2,623         $   36,129
      Provision for loan losses .............           664             3,584              371               --              4,619
      Other operating income ................         5,478               817            4,037              616             10,947
      General and administrative expenses ...        16,087             2,179            3,072              745             22,083
      Income taxes ..........................         1,587             2,556            1,902              739              6,784
                                                  ---------         ---------         --------        ---------         ----------
      Segment profit ........................     $   3,769         $   3,570         $  4,498        $   1,755         $   13,591
                                                  =========         =========         ========        =========         ==========

      Segment average assets ................     $ 321,534         $ 597,942         $408,333        $ 974,703         $2,302,512
                                                  =========         =========         ========        =========         ==========

      THREE MONTHS ENDED JUNE 30, 2002
      Net interest income ...................     $   3,821         $   6,747         $  2,389        $    (134)        $   12,823
      Provision for loan losses .............           378               492               43               --                913
      Other operating income ................         2,022               195            1,258              322              3,796
      General and administrative expenses ...         5,773               838            1,163              179              7,952
      Income taxes (benefit) ................          (102)            1,845              787                9              2,539
                                                  ---------         ---------         --------        ---------         ----------
      Segment profit(loss) ..................     $    (206)        $   3,767         $  1,654        $      --         $    5,215
                                                  =========         =========         ========        =========         ==========

      Segment average assets ................     $ 349,151         $ 689,680         $250,990        $ 787,850         $2,077,671
                                                  =========         =========         ========        =========         ==========

      THREE MONTHS ENDED JUNE 30, 2001
      Net interest income ...................     $   4,864         $   4,101         $  2,144        $     954         $   12,064
      Provision for loan losses .............           221             2,961              127               --              3,310
      Other operating income ................         1,892               231            1,617              275              4,015
      General and administrative expenses ...         5,408               767            1,258              252              7,685
      Income taxes ..........................           438             1,055              806              327              2,625
                                                  ---------         ---------         --------        ---------         ----------
      Segment profit ........................     $     689         $    (451)        $  1,570        $     651         $    2,458
                                                  =========         =========         ========        =========         ==========

      Segment average assets ................     $ 322,620         $ 604,658         $372,429        $ 876,145         $2,175,852
                                                  =========         =========         ========        =========         ==========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

      RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                                                        Nine months ended June 30,   Three months ended June 30,
                                                                            2002           2001           2002           2001
                                                                        -----------    -----------    -----------    -----------
                                                                                              (In thousands)
      NET INTEREST INCOME AND OTHER OPERATING INCOME
      Total for segments .............................................  $    50,208    $    47,076    $    16,619    $    16,078
      Unallocated transfer pricing credit (primarily on capital) .....        7,244          5,492          1,841          2,368
      Income from affordable housing subsidiary ......................        2,331          2,259            782            753
      Holding company interest expense ...............................         (701)        (1,855)          (158)          (504)
      Elimination of intercompany interest income ....................         (789)        (1,132)          (251)          (581)
      Other ..........................................................        2,405          2,647            839          1,474
                                                                        -----------    -----------    -----------    -----------
      Consolidated total revenue .....................................  $    60,697    $    54,487    $    19,672    $    19,588
                                                                        ===========    ===========    ===========    ===========
      PROFIT
      Total for segments .............................................  $    15,428    $    13,591    $     5,215    $     2,458
      Unallocated transfer pricing credit (primarily on capital) .....        4,346          3,295          1,104          1,421
      Unallocated administrative and centralized support costs (a) ...       (4,231)        (4,066)        (1,366)        (1,364)
      Holding company net loss .......................................         (899)        (1,543)          (318)          (432)
      Elimination of intercompany interest income ....................         (473)          (679)          (151)          (349)
      Affordable housing tax credits .................................        1,956          1,956            652            652
      Other ..........................................................         (142)           (38)           (72)         1,086
                                                                        -----------    -----------    -----------    -----------
      Consolidated net income ........................................  $    15,985    $    12,516    $     5,064    $     3,472
                                                                        ===========    ===========    ===========    ===========
      AVERAGE ASSETS
      Total for segments .............................................  $ 2,054,695    $ 2,302,512    $ 2,077,671    $ 2,175,852
      Elimination of intercompany loans ..............................      (14,692)       (13,338)       (16,184)       (13,362)
      Other assets not allocated .....................................      155,664        113,618        166,658        132,254
                                                                        -----------    -----------    -----------    -----------
      Consolidated average assets ....................................  $ 2,195,667    $ 2,402,792    $ 2,228,145    $ 2,294,744
                                                                        ===========    ===========    ===========    ===========

      ----------
      (a) After-tax effect of $7.1 million and $6.8 million of general and administrative expenses for the nine month periods ended June 30, 2002 and 2001, respectively. After-tax effect of $2.3 million of general and administrative expenses for each of the three month periods ended June 30, 2002 and 2001, respectively.

(13) Goodwill and Intangible Assets - Adoption of SFAS No. 142

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

      Net income and earnings per share adjusted for the adoption of SFAS No. 142 is as follows:

                                                                      Nine months ended             Three months ended
                                                                          June 30,                       June 30,
                                                                  -------------------------     -------------------------
                                                                     2002           2001           2002           2001
                                                                  ----------     ----------     ----------     ----------
                                                                           (In thousands, except per share data)
      Net income, as reported ...............................     $   15,985     $   12,516     $    5,064     $    3,472
      Add back: Goodwill amortization, net of tax benefit ...             --            773             --            258
                                                                  ----------     ----------     ----------     ----------
      Adjusted net income ...................................     $   15,985     $   13,289     $    5,064     $    3,730
                                                                  ==========     ==========     ==========     ==========
      BASIC EARNINGS PER SHARE:
           Net income, as reported ..........................     $     1.73     $     1.33     $     0.55     $     0.37
           Goodwill amortization, net of tax benefit ........             --           0.08             --           0.03
                                                                  ----------     ----------     ----------     ----------
           Adjusted net income ..............................     $     1.73     $     1.41     $     0.55     $     0.40
                                                                  ==========     ==========     ==========     ==========
      DILUTED EARNINGS PER SHARE:
           Net income, as reported ..........................     $     1.65     $     1.30     $     0.52     $     0.36
           Goodwill amortization, net of tax benefit ........             --           0.08             --           0.03
                                                                  ----------     ----------     ----------     ----------
           Adjusted net income ..............................     $     1.65     $     1.38     $     0.52     $     0.39
                                                                  ==========     ==========     ==========     ==========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

In addition to goodwill, the Company's other intangible assets consist of mortgage servicing rights which are included in other assets on the consolidated balance sheet. Mortgage servicing rights are not subject to SFAS No. 142 but rather, are amortized over their expected life and subject to periodic impairment testing. The results for the nine and three month periods ended June 30, 2002 include a $900,000 charge related to an impairment write-down of the Company's mortgage servicing rights. The write-down was the result of an increase in forecasted prepayment speeds, which resulted primarily from the current lower interest rate environment. At June 30, 2002 and September 30, 2001 the valuation reserve totaled $900,000 and zero, respectively. The Company's mortgage servicing rights had total carrying and aggregate market values as follows:

                                                    June 30,    September 30,
                                                      2002           2001
                                                    --------    -------------
                                                        (In thousands)
Mortgage servicing rights, carrying value ...        $7,457        $6,287
                                                     ======        ======
Mortgage servicing rights, market value .....        $8,226        $6,963
                                                     ======        ======

Amortization expense for the mortgage servicing rights asset are based on assumptions made during each reporting period. Such assumptions include, but are not limited to, the current level of interest rates and the forecast prepayment speeds as estimated by major mortgage dealers. Actual amortization expense is also affected by the amount of loans sold with servicing retained.

Actual amortization expense (exclusive of impairment charges) is as follows:

                                                      Nine months ended         Three months ended
                                                          June 30,                   June 30,
                                                     -------------------        ------------------
                                                      2002          2001         2002        2001
                                                     ------        -----        -----        ----
                                                                      (In thousands)
Amortization of mortgage servicing rights ...        $1,452        $ 828        $ 513        $351
                                                     ======        =====        =====        ====

The following table shows the future estimated amortization expense for originated mortgage servicing rights based on existing balances and the interest rate environment as of June 30, 2002. The Company's actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on changes in mortgage interest rates, estimated prepayment speeds and market conditions.

Estimated future amortization expense:                              Amount
                                                                --------------
                                                                (In thousands)
Three months ended September 30, 2002 .....................        $  516
For the year ended September 30, 2003 .....................         1,853
For the year ended September 30, 2004 .....................         1,076
For the year ended September 30, 2005 .....................           886
For the year ended September 30, 2006 .....................           729
For the year ended September 30, 2007 .....................           599

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
       Item 2: Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report contains certain forward looking statements with respect to the financial condition, results of operations and business of St. Francis Capital Corporation (the "Company"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

The Company's total assets at June 30, 2002 were $2.25 billion, an increase of $39.4 million from September 30, 2001. Increases in loans and debt and equity securities were offset by a decrease in mortgage-backed and related securities. Total capital increased to $174.6 million at June 30, 2002 compared with $160.5 million at September 30, 2001. The Company's ratio of shareholders' equity to total assets was 7.78% at June 30, 2002, compared to 7.27% at September 30, 2001. The Company's fully dilutive book value per share was $17.74 at June 30, 2002, compared to $16.66 at September 30, 2001.

The restructuring of the balance sheet continues to be one of the strategic initiatives of the Company. Since fiscal 2000, the Company has continued to reduce the size of its combined mortgage-backed securities and debt and equity securities portfolios as repayments, scheduled maturities and sales occur. Funds received from these repayments, maturities and sales have been and are expected to be used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. This restructuring is part of a long-range plan to make the Company's balance sheet composition more representative of "community banks" with a greater percentage of assets in the loan portfolio as opposed to investments. Management anticipates that this restructuring should improve the Company's margins due to the generally higher interest rates on loans, and depending on the growth in the loan portfolio, this will continue to be an ongoing initiative of the Company in fiscal 2002.

Loans receivable, including mortgage loans held for sale, increased $40.3 million to $1.3 billion at June 30, 2002 from $1.26 billion at September 30, 2001. During the nine month period ended June 30, 2002, increases of $27.1 million in multi-family mortgage loans, $37.4 million in commercial real estate loans, $5.9 million in commercial loans and $23.0 million in consumer and interim financing loans were partially offset by a decrease of $56.0 million in one- to four-family mortgage loans. The Company's one- to four-family mortgage loan portfolio has a significant level of adjustable-rate loans and during periods of declining or generally low interest rates, customers generally convert adjustable rate loans to fixed rate loans. However, fixed rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet.

For the nine month period ended June 30, 2002, the Company originated approximately $785.2 million in loans, as compared to $512.7 million for the same period in the prior year. Of the $785.2 million in loans originated, $377.6 million were first mortgage loans, $153.4 were home equity loans, $80.6 million were commercial real estate loans, $63.5 million were consumer and interim financing loans, $61.6 million were multi-family loans and $48.5 million were commercial loans. For the nine month period ended June 30, 2002, the Company purchased $232.6 million one- to four-family loans, as compared to $137.5 million for the same period in the prior year. The increase in loans purchased during the current year is primarily due to increased activity in the Company's mortgage banking operation in Illinois. For the nine month period ended June 30, 2002, the Company sold $542.9 million one- to four-family loans, as compared to $301.2 million for the same period in the prior year. During periods of declining or generally low interest rates, as experienced during the nine month period ended June 30, 2002, the Company originates more fixed rate loans, which are generally sold in the secondary market.

Mortgage-backed and related securities, including securities available for sale, decreased $36.4 million to $676.0 million at June 30, 2002 from $712.4 million at September 30, 2001. The decreases were due to accelerated repayments, scheduled maturities and sales during the current fiscal year. The decrease in mortgage-backed securities was partially offset by purchases of $296.8 million during the nine month period ended June 30, 2002. During the nine month period ended June 30, 2002, the debt and equity securities component of the Company's combined mortgage-backed securities and debt and equity securities portfolios increased

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

$14.0 million to $55.7 million at June 30, 2002 from $41.7 million at September 30, 2001. The increase resulted from the debt and equity of funds generated from the sale of fixed rate one- to four-family mortgage loans in the secondary market during the period. As noted above, in connection with the balance sheet restructuring program, in fiscal 2000, the Company began reducing the size of its combined mortgage-backed and debt and equity securities portfolios. Management anticipates these reductions will continue to be an ongoing strategic initiative of the Company in fiscal 2002. As part of this effort since fiscal 2000, the Company has reduced the size of the mortgage-backed securities and debt and equity securities portfolios and used the funds generated from the repayment of principal to grow and diversify the Company's loan portfolio, to reduce the amount of the Company's wholesale debt and as an additional source of liquidity. The Company intends to continue to reduce the size of its combined mortgage-backed securities and debt and equity securities portfolios as necessary to accommodate growth in the loan portfolio.

Deposits decreased $52.4 million to $1.40 billion at June 30, 2002 from $1.45 billion at September 30, 2001. The decrease in deposits was due primarily to decreases of $39.4 million in certificates of deposit and $43.1 million in money market demand account deposits, partially offset by increases of $22.5 million in checking accounts and $7.6 million in passbook accounts. At June 30, 2002, the Company had approximately $155.6 million in brokered certificates of deposit compared with $224.4 million at September 30, 2001. The brokered deposits generally consist of terms from three months to ten years and include certificates that are callable at the option of the Company. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates, such as the money market demand accounts. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings increased by $81.4 million to $652.8 million at June 30, 2002 from $571.4 million at September 30, 2001. Short term borrowings increased $67.3 million to $564.5 million at June 30, 2002, compared to $497.2 million at September 30, 2001. At June 30, 2002, $420.0 million of the short term borrowings were callable FHLB advances with maturities from three to ten years and are callable by the FHLB during the next fiscal year and quarterly thereafter. Long-term borrowings increased $14.0 million to $88.3 million at June 30, 2002, compared to $74.3 million at September 30, 2001. The increase in advances and other borrowings is primarily the result of replacing the funding needed due to the decrease in brokered deposits. At June 30, 2002, the Company had an additional borrowing capacity of $251.4 million available from the FHLB.

RESULTS OF OPERATIONS

NET INCOME. Net income for the nine month period ended June 30, 2002 increased to $16.0 million compared with $12.5 million for the nine month period ended June 30, 2001. Net income for the three month period ended June 30, 2002 was $5.1 million compared with $3.5 million for the three month period ended June 30, 2001. Net income for the nine and three month periods ended June 30, 2002 includes a $900,000 charge related to an impairment write-down of the Company's mortgage servicing rights. The results for the prior year's nine and three month periods included an after-tax effect of $1.5 million on a specific provision for loan losses related to a commercial credit. The results for the prior year's nine month period also included a reduction in net income of $84,000 for the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities." The prior fiscal year also included goodwill amortization of $925,000 and $309,000 for the nine and three month periods ended June 30, 2001. This expense was eliminated with the Company's adoption of Financial Accounting Standards No. 142 effective on October 1, 2001. Net income for the nine and three month periods ended June 30, 2002 increased primarily due to an increase in net interest income and other operating income.

The following table shows the return on average assets and return on average equity ratios for each period:

                                    Nine months ended        Three months ended
                                        June 30,                  June 30,
                                   ------------------        ------------------
                                    2002         2001         2002         2001
                                   -----        -----        -----         ----
Return on average assets ....       0.97%        0.70%        0.91%        0.61%

Return on average equity ....      12.73%       11.46%       11.86%        9.03%

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

NET INTEREST INCOME. Net interest income before provision for loan losses increased $2.6 million to $41.7 million and $698,000 to $14.4 million for the nine and three month periods ended June 30, 2002 compared to $39.1 million and $13.7 million for the same periods in the prior year. The increase in net interest income was due to an increase in the net interest margin partially offset by a decrease in average earning assets. The net interest margin increased to 2.69% and 2.75%, respectively, for the nine and three month periods ended June 30, 2002 compared to 2.27% and 2.52%, respectively, in the prior year. The increase in net interest margin is largely attributable to the reduction in market interest rates and to the restructuring of the balance sheet. Generally during times when market interest rates decline, the Company experiences an improvement in its funding costs at a faster pace than the decrease in its asset yields. In addition, the Company continued its long term balance sheet restructuring, replacing lower-yielding security assets with higher yielding loan assets. Average earning assets decreased $230.0 million and $82.8 million, respectively, for the nine and three month periods ended June 30, 2002. The decrease in average earning assets is largely the result of the Company's restructuring efforts aimed at reducing the amount of debt and equity and mortgage-backed securities, and a decrease in the portfolio of one- to four-family loans, which have been refinancing in the recent lower interest rate environment.

Total interest income decreased $31.9 million or 25.5% to $93.3 million and decreased $7.3 million or 19.3% to $30.7 million, respectively, for the nine and three month periods ended June 30, 2002, compared to $125.2 million and $38.0 million, respectively, for the same periods in the prior year. The decrease in interest income was primarily the result of decreases in interest on loans, mortgage-backed and related securities, and debt and equity securities. The decrease in interest income on loans was the result of a decrease in the average balance of loans to $1.28 billion from $1.32 billion for the nine month period ended June 30, 2002 and 2001, respectively, and a decrease in the average yield on loans to 6.92% from 8.01% for the same periods. The decrease in interest income on loans for the three month period ended June 30, 2002 compared with the three month period ended June 30, 2001 was the result of a decrease in the average balance of loans to $1.29 billion from $1.3 billion, respectively, in conjunction with a decrease in the average yield on loans to 6.69% from 7.78% for the same periods. The decrease in the average balance of loans is primarily due to the aforementioned decrease in the one- to four-family loan portfolio.

The decrease in interest income on mortgage-backed and related securities was due to a decrease in the average balance of such securities to $680.6 million from $790.4 million for the nine month period ended June 30, 2002 and 2001, respectively, and a decrease in the average yield on such securities to 4.53% from 6.30% for the same periods. The decrease in interest income on mortgage-backed and related securities for the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001 was due to a decrease in the average balance of such securities to $676.1 million from $769.2 million, and a decrease in the average yield on such securities to 4.49% from 5.76% for the same periods. The decrease in interest on debt and equity securities was the result of a decrease in the average balance of such securities to $41.1 million from $151.2 million for the nine month periods ended June 30, 2002 and 2001, respectively, and a decrease in the average yield on such securities to 4.44% from 6.07% for the same periods. The decrease in interest income on debt and equity securities for the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001 was due to a decrease in the average balance of such securities to $67.0 million from $75.1 million, and a decrease in the average yield on such securities to 4.40% from 5.84% for the same periods. See "Financial Condition" for a further discussion of the Company's balance sheet restructuring activities.

Total interest expense decreased $34.5 million or 40.0% to $51.7 million for the nine month period ended June 30, 2002, compared to $86.1 million for the nine month period ended June 30, 2001. For the three month period ended June 30, 2002, total interest expense decreased $8.0 million or 33.0% to $16.3 million compared to $24.3 million for the three month period ended June 30, 2001. The decrease in interest expense was the result of decreases in the cost of deposits and advances and other borrowings, as well as decreases in the average balances. The average cost of deposits decreased to 2.85% and 2.55% for the nine and three month periods ended June 30, 2002, respectively, from 5.03% and 4.43% for the same periods in the prior year. The average balances of deposits decreased to $1.33 billion and $1.31 billion for the nine and three month periods ended June 30, 2002, respectively, as compared to $1.41 billion for the same periods in the prior year. See "Financial Condition" for a further discussion of the Company's deposit base. The average balance of advances and other borrowings decreased to $593.2 million and increased to $643.9 million for the nine and three month periods ended June 30, 2002, respectively, as compared to $745.3 million and $627.2 million for the same periods in the prior year. The average cost of advances and other borrowings decreased to 5.22% and 4.95% for the nine and three month periods ended June 30, 2002, respectively, from 5.92% and 5.56% for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the nine and three month periods ended June 30, 2002 and 2001, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the schedule.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

                                                                              NINE MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------------------
                                                                     2002                                     2001
                                                  -------------------------------------------------------------------------------
                                                                                AVERAGE                                   AVERAGE
                                                    AVERAGE                     YIELD/       AVERAGE                      YIELD/
                                                    BALANCE        INTEREST      COST        BALANCE        INTEREST       COST
                                                  -----------      --------     -------    -----------      --------      -------
                                                                                (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits ...     $     2,799      $    38       1.82%     $     3,841      $    143       4.98%
Trading account securities ..................              --           --         --              131             8       8.16
Debt and equity securities ..................          41,127        1,365       4.44          151,249         6,866       6.07
Mortgage-backed and related securities ......         680,577       23,075       4.53          790,434        37,274       6.30
Loans:
  First mortgage ............................         793,609       43,124       7.27          848,111        49,727       7.84
  Home equity ...............................         236,151       10,130       5.74          201,358        12,952       8.60
  Consumer ..................................         102,176        6,349       8.31          119,687         7,778       8.69
  Commercial and agricultural ...............         149,412        6,724       6.02          153,537         8,777       7.64
                                                  -----------      -------                 -----------      --------
      Total loans ...........................       1,281,348       66,327       6.92        1,322,693        79,234       8.01
Federal Home Loan Bank stock ................          64,118        2,518       5.25           31,577         1,690       7.16
                                                  -----------      -------                 -----------      --------
      Total earning assets ..................       2,069,969       93,323       6.03        2,299,925       125,215       7.28
                                                                   -------                                  --------
Valuation allowances ........................         (11,026)                                 (25,085)
Cash and due from banks .....................          32,761                                   28,144
Other assets ................................         103,963                                   99,808
                                                  -----------                              -----------
      Total assets ..........................     $ 2,195,667                              $ 2,402,792
                                                  ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts ..............................     $    89,036          203       0.30      $    78,996           358       0.61
  Money market demand accounts ..............         431,271        4,459       1.38          392,280        13,494       4.60
  Passbook ..................................          89,677          535       0.80           87,838         1,205       1.83
  Certificates of deposit ...................         724,311       23,268       4.30          852,209        38,053       5.97
                                                  -----------      -------                 -----------      --------
Total interest-bearing deposits .............       1,334,295       28,465       2.85        1,411,323        53,110       5.03
Advances and other borrowings ...............         593,219       23,181       5.22          745,342        33,010       5.92
Advances from borrowers for taxes and
  insurance .................................           5,859            8       0.18            6,169            11       0.24
                                                  -----------      -------                 -----------      --------
       Total interest-bearing liabilities ...       1,933,373       51,654       3.57        2,162,834        86,131       5.32
Non interest-bearing deposits ...............          78,616                                   75,843
Other liabilities ...........................          15,737                                   18,130
Shareholders' equity ........................         167,941                                  145,985
                                                  -----------                              -----------
Total liabilities and shareholders' equity ..     $ 2,195,667                              $ 2,402,792
                                                  ===========                              ===========
Net interest income .........................                      $41,669                                  $ 39,084
                                                                   =======                                  ========
Net yield on interest-earning assets ........                                    2.69                                      2.27
Interest rate spread ........................                                    2.46                                      1.95
Ratio of earning assets to interest-
  bearing liabilities .......................                                  107.07                                    106.34

                                                                            THREE MONTHS ENDED JUNE 30,
                                                  ------------------------------------------------------------------------------
                                                                     2002                                    2001
                                                  ------------------------------------------------------------------------------
                                                                                AVERAGE                                  AVERAGE
                                                    AVERAGE                     YIELD/       AVERAGE                     YIELD/
                                                    BALANCE        INTEREST      COST        BALANCE       INTEREST       COST
                                                  -----------      --------     -------    -----------     --------      -------
                                                                                (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits ...     $       981      $     3       1.23%     $     6,537      $    71       4.36%
Trading account securities ..................              --           --         --                1           --         --
Debt and equity securities ..................          66,967          734       4.40           75,107        1,093       5.84
Mortgage-backed and related securities ......         676,073        7,565       4.49          769,210       11,055       5.76
Loans:
  First mortgage ............................         790,725       13,973       7.09          825,179       15,930       7.74
  Home equity ...............................         250,487        3,293       5.27          208,266        4,091       7.88
  Consumer ..................................          98,592        2,006       8.16          113,985        2,475       8.71
  Commercial and agricultural ...............         150,646        2,252       6.00          151,801        2,721       7.19
                                                  -----------      -------                 -----------      -------
      Total loans ...........................       1,290,450       21,524       6.69        1,299,231       25,217       7.78
Federal Home Loan Bank stock ................          64,958          810       5.00           32,153          521       6.50
                                                  -----------      -------                 -----------      -------
      Total earning assets ..................       2,099,429       30,636       5.85        2,182,239       37,957       6.98
                                                                   -------                                  -------
Valuation allowances ........................         (13,060)                                 (17,309)
Cash and due from banks .....................          35,775                                   28,988
Other assets ................................         106,001                                  100,826
                                                  -----------                              -----------
      Total assets ..........................     $ 2,228,145                              $ 2,294,744
                                                  ===========                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts ..............................     $    92,732           59       0.26      $    80,574          120       0.60
  Money market demand accounts ..............         409,955        1,060       1.04          420,512        4,083       3.89
  Passbook ..................................          93,047          146       0.63           88,678          363       1.64
  Certificates of deposit ...................         712,923        7,044       3.96          819,651       11,011       5.39
                                                  -----------      -------                 -----------      -------
Total interest-bearing deposits .............       1,308,657        8,309       2.55        1,409,415       15,577       4.43
Advances and other borrowings ...............         643,855        7,938       4.95          627,182        8,687       5.56
Advances from borrowers for taxes and
  insurance .................................           5,669            2       0.14            6,213            4       0.26
                                                  -----------      -------                 -----------      -------
       Total interest-bearing liabilities ...       1,958,181       16,249       3.33        2,042,810       24,268       4.76
Non interest-bearing deposits ...............          84,394                                   79,541
Other liabilities ...........................          14,309                                   18,186
Shareholders' equity ........................         171,261                                  154,207
                                                  -----------                              -----------
Total liabilities and shareholders' equity ..     $ 2,228,145                              $ 2,294,744
                                                  ===========                              ===========
Net interest income .........................                      $14,387                                  $13,689
                                                                   =======                                  =======
Net yield on interest-earning assets ........                                    2.75                                     2.52
Interest rate spread ........................                                    2.52                                     2.21
Ratio of earning assets to interest-
  bearing liabilities .......................                                  107.21                                   106.83

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:

                                                  Nine months ended             Three months ended
                                                      June 30,                       June 30,
                                               -----------------------       -----------------------
                                                 2002           2001           2002           2001
                                               --------       --------       --------       --------
                                                               (Dollars in thousands)
Beginning balance ........................     $ 11,686       $ 10,404       $ 13,135       $ 11,379
Provision for loan losses ................        2,733          4,619            913          3,310
Recoveries ...............................          102             47              6             25
Charge-offs ..............................         (616)        (4,024)          (149)        (3,668)
                                               --------       --------       --------       --------
Ending balance ...........................     $ 13,905       $ 11,046       $ 13,905       $ 11,046
                                               ========       ========       ========       ========

Ratio of allowance for loan losses to
     gross loans receivable at the end
     of the period .......................         1.02%          0.83%          1.02%          0.83%

Ratio of allowance for loan losses to
     total non-performing loans at the
     end of the period ...................       447.25%        110.77%        447.25%        110.77%

Ratio of net charge-offs to average
     gross loans (annualized) ............         0.05%          0.40%          0.04%          1.13%

The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan loss experience and other factors which, in management's judgement, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans. With respect to loans that are deemed impaired, the calculation of allowance for loan losses is based upon the discounted present value of expected cash flows received from the debtor or other measures of market prices or collateral values.

In general, the level of the allowance for loan losses and changes during each period is a function of several factors, including but not limited to changes in the loan portfolio, net charge-offs and non-performing loans. At June 30, 2002, gross loans receivable were $1.36 billion compared to $1.34 billion at June 30, 2001. Net charge-offs for the nine and three month periods ended June 30, 2002 were $514,000 and $143,000, respectively, compared to $4.0 million and $3.6 million for the same periods in the prior year. Nonaccrual loans decreased to $3.1 million or 0.23% of gross loans at June 30, 2002 compared to $10.3 million or 0.77% of gross loans at September 30, 2001. For the nine and three month periods ended June 30, 2002, the provision for loan losses was $2.7 million and $913,000, respectively, compared to $4.6 million and $3.3 million for the same periods in the prior year. The higher charge-off and provision amounts in the prior year were due to a single commercial credit that has since been restructured. The restructured credit has a current balance of $2.8 million and was returned to accrual status in the current quarter. The loan is classified as a troubled debt restructuring and is included in the non-performing assets total. At June 30, 2002, the increase in the ratio of the allowance for loan losses to total non-performing loans is due to the decrease in non-performing loans. (See "Asset Quality").

Management believes that the allowance for loan losses at June 30, 2002 is adequate to absorb probable losses inherent in the portfolio. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

OTHER OPERATING INCOME. Other operating income increased by $3.6 million to $19.0 million and decreased by $614,000 to $5.3 million for the nine and three month periods ended June 30, 2002, respectively, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                                                  Nine months ended             Three months ended
                                                      June 30,                       June 30,
                                               ------------------------      ------------------------
                                                  2002           2001           2002           2001
                                               ---------      ---------      ---------      ---------
                                                               (Dollars in thousands)
Other operating income ...................     $  19,028      $  15,403      $   5,285      $   5,899

Percent of average assets (annualized) ...          1.16%          0.86%          0.95%          1.03%

The results for the nine and three months ended June 30, 2002 include a $900,000 charge related to an impairment write-down of the Company's mortgage servicing rights, which is recorded as a valuation reserve at June 30, 2002. The Company's mortgage servicing rights are required to be accounted for at the lower of book or market value. As part of the calculation of the market value of mortgage servicing rights, the Company calculates the present value of the future stream of servicing fee income expected to be received from its mortgage loan servicing portfolio, relying in part on median loan prepayment speeds as forecast by the major mortgage dealers. These mortgage dealer forecasts utilize a number of assumptions, including an assumption as to the future direction of interest rates. The forecasted prepayment speeds increased primarily in the 30-year fixed-rate category of the Company's loan servicing portfolio as compared to the previous quarter (reflecting forecasts for continued low interest rates and a correspondingly high level of mortgage repayments and refinancings) and resulted in the impairment write-down. The Company has $7.5 million in mortgage servicing rights and over $750 million in mortgage loans serviced for others.

Other than the aforementioned impairment on mortgage servicing rights, the increase for the nine and three month periods ended June 30, 2002 was due primarily to increases in gains on the sale of loans. Gains on the sale of loans increased to $7.6 million and $2.3 million for the nine and three month periods ended June 30, 2002, respectively, compared to gains of $3.7 million and $1.6 million for the same periods in the prior year. The Company's volume of mortgage loan sales were $542.9 million and $148.7 million for the nine and three month periods ended June 30, 2002, compared to $301.2 million and $147.1 million for the nine and three month periods ended June 30, 2001. The level of loan sale activity is highly dependent on the interest rate environment and on the types of mortgage loans originated. In the recent low interest rate environment, customers are more likely to select or refinance into fixed-rate mortgages, which the Company then generally sells in the secondary market.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $3.0 million or 9.0% to $35.8 million and $471,000 or 4.1% to $11.9 million for the nine and three month periods ended June 30, 2002, respectively, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                                                  Nine months ended             Three months ended
                                                      June 30,                       June 30,
                                               ------------------------      ------------------------
                                                  2002           2001           2002           2001
                                               ---------      ---------      ---------      ---------
                                                               (Dollars in thousands)
General and administrative expenses ......     $  35,822      $  32,858      $  11,912      $  11,441

Percent of average assets (annualized) ...          2.18%          1.83%          2.14%          2.00%

The increase is primarily due to additional levels of compensation, including increased commissions and incentive pay related to the Company's increased loan origination activity, higher benefit costs and normal merit pay increases at the start of the Company's fiscal year. Including commissions and salaries, mortgage loan-related compensation increased by approximately $1.4 million and $100,000 for the nine and three month periods ended June 30, 2002, respectively, compared to the prior year. Retirement plan expenses increased to $1.3 million and $344,000 for the nine and three month periods ended June 30, 2002, compared to $541,000 and $219,000 for the same periods in the prior year. The increase in benefit costs in the current year are the result of lower benefit costs during the prior year periods. The Company paid off its ESOP loan in June 2000 and reduced the retirement benefit costs for the remainder of calendar year 2000. Normal retirement benefit costs resumed on January 1, 2001.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The prior fiscal year also included goodwill amortization of $925,000 and $308,000 for the nine and three month periods ended June 30, 2001. This expense was eliminated with the Company's adoption of Financial Accounting Standards No. 142 effective on October 1, 2001.

INCOME TAX EXPENSE. Income tax expense increased to $6.2 million and $1.8 million for the nine and three month periods ended June 30, 2002, compared to $4.4 million and $1.4 million for the same periods in the prior year. The effective tax rates for the nine and three month periods ended June 30, 2002 were 27.81% and 26.04%, respectively, compared with 25.93% and 28.22% for the nine and three month periods ended June 30, 2001. The increase in the effective tax rate for the nine month period ended June 30, 2002 is primarily due to an increase in state taxes of $550,000, partially offset by a decrease in acquisition intangible amortization of $171,000. The income tax credits received on the Company's affordable housing investments were $1.9 million and $652,000 for each of the nine and three month periods ended June 30, 2002 and 2001.

ASSET QUALITY

Total non-performing assets were $7.8 million, or 0.35% of total assets at June 30, 2002, compared with $10.7 million, or 0.48% of total assets at September 30, 2001. Non-performing assets include loans which have been placed on nonaccrual status, property waiting to be sold after entry of a judgment of foreclosure and troubled debt restructurings.

Non-performing assets are summarized as follows:

                                              June 30,    September 30,
                                                2002           2001
                                              --------    -------------
                                               (Dollars in thousands)
Nonaccrual loans .........................     $3,109        $10,262
Foreclosed properties ....................      1,865            401
Troubled debt restructurings .............      2,833             --
                                               ------        -------
Non-performing assets ....................     $7,807        $10,663
                                               ======        =======

Nonaccrual loans to gross loans ..........       0.23%          0.77%

Non-performing assets to total assets ....       0.35%          0.48%

Except as disclosed above, management is not aware of any material loans where serious doubts exist as to the ability of the borrower to comply with the loan terms. The Company's largest non-performing credit at September 30, 2001 was a $5.1 million commercial credit, which was restructured in the current fiscal year. At June 30, 2002, the restructured credit has a balance of $2.8 million and was returned to accrual status during the current quarter. No additional charge-off or provision was required during the quarter in connection with the loan restructuring.

Impaired loans totaled $3.0 million at June 30, 2002 compared to $7.8 million at September 30, 2001. These loans had associated impairment reserves of $1.3 million at June 30, 2002 and September 30, 2001. For the nine month period ended June 30, 2002, the average balance of impaired loans was $7.6 million compared to $11.0 million for the year ended September 30, 2001. Interest income on impaired loans for the nine month periods ended June 30, 2002 and 2001 was $208,000 and $116,000, respectively.

ASSET/LIABILITY MANAGEMENT

Asset and liability management is an ongoing process of managing asset and liability maturities to control the interest rate risk of the Company. Management attempts to control this risk through pricing of assets and liabilities and maintaining specific levels of maturities. Generally, the Company is subject to decreases in the net interest margin in rising rate environments and increases in the net interest margin in falling interest rate environments. The Company may utilize the following strategies to mitigate its interest rate risk, which is generally assumed to be adverse in a rising rate environment: (i) the Company seeks to originate and hold a variety of ARMs or other mortgage loans with short- to medium-term average lives and invests in primarily mortgage-backed and related securities with short- to medium-term average lives; (ii) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposit with terms of one to five years, and periodically utilizes deposit marketing programs offering maturity and repricing terms structured to complement the repricing and maturity characteristics of the existing asset/liability mix; (iii) the Company has utilized short term and long term borrowings, principally secured from the FHLB, as well as brokered certificates of deposits with risk characteristics that are similar to the Company's assets;

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

and (iv) the Company may use off-balance sheet instruments such as interest rate swaps to hedge the Company's interest rate risk on selected assets or liabilities.

At June 30, 2002, the Company's estimated cumulative one-year gap between assets and liabilities was a positive 9.81% of total assets. A positive gap occurs when a greater dollar amount of interest-earning assets are repricing or maturing than interest-bearing liabilities. The Company's three-year cumulative gap as of June 30, 2002 was a negative 1.37% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest-earning assets. The change in the Company's gap position is due to the decline in interest rates during fiscal 2001 and 2002. As interest rates declined, the terms of the Company's assets shortened and the terms of the liabilities lengthened. The shortening of assets is primarily due to the prepayments on the Company's mortgage-related assets. The lengthening of the liabilities is due to both renewals of brokered certificates of deposit and to a lesser extent retail deposits, at longer terms and to the lengthening of the repricing characteristics of the Company's fixed rate callable FHLB advances.

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

The Company's interest rate risk position, as defined by gap, is dynamic as interest rates change. While static gap analysis may be a useful measure of determining short-term risk to future net income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the market interest rate environment. In the event market interest rates increase significantly from the current rates at June 30, 2002, the Company expects that its one-year positive gap would become negative due to the anticipated shortening of the term of FHLB callable advances and to a lesser extent, the lengthening of the term of mortgage-related assets assuming prepayments slow.

The Company's current interest rate risk position, as defined by its positive gap position, implies that further declines in interest rates would be detrimental to the Company's net interest margin. In most prior interest rate environments, falling interest rates have tended to result in an improvement in net interest income as the cost on interest bearing liabilities decreases more rapidly than the yield on interest bearing assets. However, in the current situation, where historically low interest rates are already reflected in reduced interest bearing liability costs, management believes further rate declines may not reduce costs sufficiently to offset decreasing rates on interest earning assets.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The following table summarizes the Company's gap position as of June 30, 2002.

                                                                          More than       More than
                                                 Within      Four to       One Year         Three
                                                 Three       Twelve        to Three        Years to       Over Five
                                                 Months      Months         Years         Five Years        Years          Total
                                                --------    ---------     ---------       ----------      ---------     ----------
                                                                            (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
      Residential ...........................   $ 29,445    $  64,780     $  72,924       $  21,537       $  27,860     $  216,546
      Commercial ............................    128,454      130,958       255,684          57,731         123,008        695,835
      Consumer ..............................    249,649       24,026        31,855          29,394          17,337        352,261
Mortgage-backed and related securities ......     15,598       37,014        27,756          12,989          10,770        104,127
Assets available for sale:
      Mortgage loans ........................     32,482           --            --              --              --         32,482
      Fixed rate mortgage related ...........     42,285      109,389       104,451          45,965          37,095        339,185
      Variable rate mortgage related ........    232,669           --            --              --              --        232,669
      Investment securities .................      6,517       49,225            --              --              --         55,742
Other assets ................................     65,433           --            --              --              --         65,433
                                                --------    ---------     ---------       ---------       ---------     ----------
      Total .................................   $802,532    $ 415,392     $ 492,670       $ 167,616       $ 216,070     $2,094,280
                                                ========    =========     =========       =========       =========     ==========

INTEREST-BEARING LIABILITIES:
Deposits: (3)
      NOW accounts ..........................   $  7,828    $  23,483     $  35,033       $  15,726       $  12,810     $   94,880
      Passbook savings accounts .............      3,349       10,046        19,366          13,381          48,162         94,304
      Money market deposit accounts .........     97,823      293,466         1,017           1,195             672        394,173
      Certificates of deposit ...............    135,964      236,287       279,823          34,978          19,360        706,412
Borrowings (4) ..............................    119,734       49,680       408,389          75,000              --        652,803
Impact of interest rate swaps ...............     20,000           --            --              --         (20,000)            --
                                                --------    ---------     ---------       ---------       ---------     ----------
      Total .................................   $384,698    $ 612,962     $ 743,628       $ 140,280       $  61,004     $1,942,572
                                                ========    =========     =========       =========       =========     ==========
Excess (deficiency) of interest-earning
assets over interest-bearing liabilities ....   $417,834    $(197,570)    $(250,958)      $  27,336       $ 155,066     $  151,708
                                                ========    =========     =========       =========       =========     ==========
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities .........................   $417,834    $ 220,264     $ (30,694)      $  (3,358)      $ 151,708
                                                ========    =========     =========       =========       =========
Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of total
assets ......................................      18.61%        9.81%        (1.37%)         (0.15%)          6.76%
                                                ========    =========     =========       =========       =========

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $67.1 million at June 30, 2002.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 33%, 10% and 98%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative excess of interest-earning assets to interest-bearing liabilities would have been $72.9 million or 3.2% of total assets.

(4) Fixed rate callable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Borrowings includes fixed rate callable FHLB advances of $370 million maturing in one to three years and $75 million maturing in three to five years.

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

CRITICAL ACCOUNTING POLICES

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan loss experience and other factors which, in management's judgement, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans. With respect to loans that are deemed impaired, the calculation of allowance for loan losses is based upon the discounted present value of expected cash flows received from the debtor or other measures of market prices or collateral values.

Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

ACCOUNTING FOR INCOME TAXES - As part of the process of preparing the consolidated financial statements the Company is required to estimate income taxes for federal and state purposes. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company would include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. A valuation allowance is based on management's estimates of taxable income in the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event actual results differ from these estimates, or if management adjusts these estimates in future periods the Company may need to establish an additional valuation allowance which could materially impact the financial position and results of operations.

MORTGAGE SERVICING RIGHTS - The Company recognizes as a separate asset the rights to service mortgage loans for others. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. Estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

serviced. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $45.1 million and $38.1 million as of June 30, 2002 and September 30, 2001, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At June 30, 2002, the Company had additional borrowing capacity of $251.4 million available from the FHLB.

In fiscal 2001 the Company continued to reduce the size of its mortgage-backed securities and debt and equity securities portfolios. The reduction was primarily accomplished through the repayment of principal, scheduled maturities and the sale of available-for-sale securities. Funds generated from the repayment of principal, maturities and sales from the mortgage-backed securities and debt and equity securities portfolios were used to grow and diversify the generally higher yielding assets in the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. Management anticipates that this form of "balance sheet restructuring" will be an ongoing strategic initiative of the Company in fiscal 2002.

The Company is in the midst of a share repurchase program where it may purchase up to 460,000 shares, or approximately five percent, of its common stock in the open market. As of June 30, 2002, the Company had purchased 70,300 shares under the current authorization at an average price of $20.78 per share. The Company may purchase an additional 389,700 shares under the current authorization. The Company's share repurchase program is funded through dividends received from the Bank and the Company's line of credit. Due to the Company's access to capital, shares repurchased or to be repurchased will not have a material effect on the Company's liquidity.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The following table summarizes the Bank's capital ratios at the dates indicated:



                                                                                     For Capital
                                       Actual                                     Adequacy Purposes
                                 -----------------   ----------------------------------------------------------------------
                                  Amount    Ratio                   Amount                                Ratio
                                 --------   ------   -----------------------------------    -------------------------------
                                                                    (Dollars in thousands)
As of June 30, 2002:

Tangible capital ...........     $174,636    7.83%   (greater than or equal to) $ 89,218    (greater than or equal to) 4.0%
Core capital ...............      174,636    7.83%   (greater than or equal to)   89,218    (greater than or equal to) 4.0%
Tier 1 risk-based capital ..      174,636   10.79%   (greater than or equal to)   64,747    (greater than or equal to) 4.0%
Risk-based capital .........      188,168   11.62%   (greater than or equal to)  129,493    (greater than or equal to) 8.0%

As of September 30, 2001:

Tangible capital ...........     $178,436    8.14%   (greater than or equal to) $ 87,666    (greater than or equal to) 4.0%
Core capital ...............      178,436    8.14%   (greater than or equal to)   87,666    (greater than or equal to) 4.0%
Tier 1 risk-based capital ..      178,436   12.61%   (greater than or equal to)   56,586    (greater than or equal to) 4.0%
Risk-based capital .........      189,656   13.41%   (greater than or equal to)  113,172    (greater than or equal to) 8.0%

                                                                To Be Well
                                                             Capitalized Under
                                                             Prompt Corrective
                                                             Action Provisions
                                 ----------------------------------------------------------------------
                                               Amount                               Ratio
                                 -----------------------------------   --------------------------------
                                                           (Dollars in thousands)
As of June 30, 2002:

Tangible capital ...........     (greater than or equal to) $111,522   (greater than or equal to)  5.0%
Core capital ...............     (greater than or equal to)  111,522   (greater than or equal to)  5.0%
Tier 1 risk-based capital ..     (greater than or equal to)   97,120   (greater than or equal to)  6.0%
Risk-based capital .........     (greater than or equal to)  161,867   (greater than or equal to) 10.0%

As of September 30, 2001:

Tangible capital ...........     (greater than or equal to) $109,582   (greater than or equal to)  5.0%
Core capital ...............     (greater than or equal to)  109,582   (greater than or equal to)  5.0%
Tier 1 risk-based capital ..     (greater than or equal to)   84,879   (greater than or equal to)  6.0%
Risk-based capital .........     (greater than or equal to)  141,465   (greater than or equal to) 10.0%

The capital of the Company and the Bank exceed all regulatory capital requirements.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002.

                                                          More than         More than          More than
                                        Within            One Year          Two Years         Three Years
                                       One Year         to Two Years     to Three Years      To Four Years
                                       --------         ------------     --------------      -------------
Interest earning assets                                  (Dollars in millions)
 Loans:
    Residential ...............    $  1.2    9.40%    $  1.2    8.11%    $  2.0    7.16%    $  0.3    7.93%
    Commercial ................      86.7    5.02%      45.9    6.35%      57.7    6.70%      37.5    5.89%
    Consumer ..................      38.9    5.30%      41.2    5.59%     108.5    5.48%     115.8    5.43%

Mortgage-backed
  securities:
    Fixed rate ................     204.3    5.80%      66.1    5.80%      66.1    5.80%      29.5    5.80%
    Adjustable rate ...........      46.5    3.68%      39.6    3.68%      30.3    3.68%      27.9    3.68%

Debt and equity
  securities ..................      55.7    3.23%        --      --         --      --         --      --

Other .........................      65.4    5.00%        --      --         --      --         --      --

Total interest                     ------             ------             ------             ------
  earning assets ..............    $498.7    5.04%    $194.0    5.47%    $264.6    5.63%    $211.0    5.34%
                                   ======             ======             ======             ======

Interest bearing liabilities

Deposits:
    NOW accounts ..............    $ 31.3    0.25%    $ 17.5    0.25%    $ 17.5    0.25%    $  7.9    0.25%
    Passbooks .................      13.4    0.35%       9.7    0.35%       9.7    0.35%       6.7    0.35%
    Money market ..............     391.3    1.07%       0.5    1.07%       0.5    1.07%       0.6    1.07%
    Certificates ..............     372.3    3.81%     229.0    3.88%      50.8    4.44%      30.0    4.91%

Borrowings
    Fixed rate ................      45.0    3.72%      25.0    4.80%     363.8    5.62%      50.0    5.19%
    Adjustable rate ...........     119.0    2.07%        --      --         --      --         --      --

Total interest                     ------             ------             ------             ------
  bearing liabilities .........    $972.3    2.33%    $281.7    3.61%    $442.3    5.15%    $ 95.2    4.33%
                                   ======             ======             ======             ======

                                     More than                                                  Fair
                                     Four Years            Over                                Market
                                    to Five Years       Five Years               Total          Value
                                    -------------       ----------               -----          -----
Interest earning assets                                  (Dollars in millions)
 Loans:
    Residential ...............    $ 13.7    7.12%    $230.6    6.84%    $  249.0    6.88%    $  250.3
    Commercial ................     139.2    7.02%     328.8    7.13%       695.8    6.69%       699.3
    Consumer ..................      17.0    8.50%      30.9    9.01%       352.3    5.91%       354.9

Mortgage-backed
  securities:
    Fixed rate ................      29.5    5.80%      47.9    5.80%       443.4    5.80%       444.7
    Adjustable rate ...........      25.6    3.68%      62.8    3.68%       232.7    3.68%       232.7

Debt and equity
  securities ..................        --      --         --      --         55.7    3.23%        55.7

Other .........................        --      --         --      --         65.4    5.00%        65.4

Total interest                     ------             ------             --------             --------
  earning assets ..............    $225.0    6.60%    $701.0    6.72%    $2,094.3    5.91%    $2,103.0
                                   ======             ======             ========             ========

Interest bearing liabilities

Deposits:
    NOW accounts ..............    $  7.9    0.25%    $ 12.8    0.25%    $   94.9    0.25%    $   91.1
    Passbooks .................       6.7    0.35%      48.1    0.35%        94.3    0.35%        87.7
    Money market ..............       0.6    1.07%       0.7    1.07%       394.2    1.07%       392.9
    Certificates ..............       4.9    4.95%      19.4    6.01%       706.4    3.99%       717.0

Borrowings
    Fixed rate ................      50.0    6.15%        --      --        533.8    5.43%       558.1
    Adjustable rate ...........        --      --         --      --        119.0    2.07%       119.0

Total interest                     ------             ------             --------             --------
  bearing liabilities .........    $ 70.1    4.80%    $ 81.0    1.70%    $1,942.6    3.32%    $1,965.8
                                   ======             ======             ========             ========

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      On July 26, 2002, the Company announced the declaration of a dividend of $0.15 per share on the Company's common stock for the quarter ended June 30, 2002. The dividend is payable on August 20, 2002 to shareholders of record as of August 12, 2002. This will be the 28th consecutive cash dividend payment since the Company became publicly-held in June 1993.

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

            10.7 St. Francis Capital Corporation 1993 Stock Option Plan for Outside Directors (1)

            10.8 1986 Deferred Compensation Agreement, as amended-Thomas R. Perz (4)

            10.9  1987 Deferred Compensation Agreement-Thomas R. Perz (1)

            10.10 1988 Deferred Compensation Agreement-Edward W. Mentzer (1)

            10.11 2000 St. Francis Bank, F.S.B. Employment Agreement-Thomas R.
                  Perz (5)

            10.12 2000 St. Francis Capital Corporation Employment
                  Agreement-Thomas R. Perz (5)

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

            10.15 1998 Amended Employment Agreement-Jon D. Sorenson (5)

            10.16 1998 Amended Employment Agreement-James S. Eckel (5)

            10.17 St. Francis Capital Corporation 1997 Stock Option Plan (3)

            10.18 Split Dollar Life Insurance Agreement-Thomas R. Perz (3)

            11.1 Statement Regarding Computation of Earnings Per Share (See Footnote 7 in "Notes to Unaudited Consolidated Financial Statements") (6)

            99.1 Certification of Chief Executive Officer and Chief Financial Officer under the Sarbanes-Oxley Act of 2002 (6)

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

                                        ST. FRANCIS CAPITAL CORPORATION


Dated: August 14, 2002                  By: /s/ Jon D. Sorenson
                                            ------------------------------------
                                            Jon D. Sorenson
                                            Chief Financial Officer