Form 10-K
period 2002-09-30
ST FRANCIS CAPITAL CORP
filed 2002-12-19
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

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

                      (1) Yes [X] No [ ] (2) Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 28, 2002 (the last trading day of the Registrant's most recently completed second quarter), was $173.3 million. Solely for the purposes of this calculation, all executive officers and directors of the Registrant are assumed to be affiliates. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

As of November 29, 2002, there were issued and outstanding 14,579,240 shares and 9,367,695 shares, respectively, of the Registrant's Common Stock.

                          DOCUMENTS INCORPORATED BY REFERENCE

         Part III of Form 10-K - Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                           FORM 10-K TABLE OF CONTENTS



                                                                                                        PAGE
                                                                                                        ----

PART I

         ITEM 1   -   BUSINESS........................................................................    3

         ITEM 2   -   PROPERTIES......................................................................   33

         ITEM 3   -   LEGAL PROCEEDINGS...............................................................   33

         ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   33

PART II

         ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                      STOCKHOLDER MATTERS.............................................................   34

         ITEM 6   -   SELECTED FINANCIAL DATA.........................................................   35

         ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS...........................................................   37

         ITEM 7A  -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    55

         ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................   56

         ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE............................................................   92

PART III

         ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................   93

         ITEM 11  -   EXECUTIVE COMPENSATION..........................................................   93

         ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                      RELATED STOCKHOLDER MATTERS.....................................................   93

         ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................   93

PART IV

         ITEM 14  -   CONTROLS AND PROCEDURES.........................................................   93

         ITEM 15 -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................   94

         SIGNATURES ..................................................................................   96

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

The Company's operations include four strategic business segments: Retail Banking, Commercial Banking, Mortgage Banking and Investments. Management evaluates the financial performance of each segment primarily based on the individual segment's direct contribution to the Company's net income. Information regarding the net interest income, other operating income, profit and average assets for the fiscal years ended September 30, 2002, 2001 and 2000 is set forth in Note 18 to the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K. In fiscal 2000, 2001 and 2002, the Company continued to reduce the size of its mortgage-backed securities and investment securities portfolios as part of a strategy to decrease the proportion of earnings from that segment of its balance sheet. The reduction was primarily accomplished through the repayment of principal, scheduled maturities and the sale of available-for-sale securities. Funds generated from the repayment of principal, maturities and sales from the mortgage-backed securities and investment securities portfolios were used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. Management anticipates that this form of "balance sheet restructuring" will be an ongoing strategic initiative of the Company in fiscal 2003.

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

MARKET AREA AND COMPETITION

The Company offers a variety of deposit products, services and consumer, commercial and mortgage loan offerings primarily within the metropolitan Milwaukee area. The Company's corporate headquarters is located at 13400 Bishops Lane, Suite 350, Brookfield, Wisconsin. The primary market area for the Bank's full-service and limited-service offices consists of Milwaukee and Waukesha counties, and portions of Ozaukee, Washington and Walworth counties. The Bank's Illinois mortgage banking subsidiary purchases single-family mortgage loans for resale, primarily in the Chicago, Illinois metropolitan marketplace. The Bank's loan production offices include two in the Milwaukee metropolitan area that originate primarily one- to four-family mortgage loans for both portfolio and resale purposes. A third loan production office is located in Brookfield, Wisconsin and originates commercial real estate, multi-family and commercial loans. The market area for this type of lending is primarily in southeastern Wisconsin, but also includes the rest of Wisconsin, and other portions of the Midwest including Illinois and Minnesota. The Company also evaluates lending opportunities and may originate or purchase all types of loans located outside the primary market areas.

With the exception of the downtown Milwaukee branch office, all full-service branches of the Bank are located in areas that generally are characterized as residential neighborhoods, containing predominantly one- and two-family residences.

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

LENDING ACTIVITIES

GENERAL

The Company's gross loan portfolio totaled $1.3 billion at September 30, 2002. At September 30, 2002, one- to four-family mortgage loans totaled $251.7 million or 18.2% of gross loans. Of the total one- to four-family mortgage loans, $170.5 million or 67.7% were adjustable rate mortgage loans ("ARMs"). Of the remaining loans held at September 30, 2002, 28.6% were commercial real estate, 20.0% were home equity loans, 10.8% were commercial, 11.5% were multi-family mortgage loans, 6.4% were consumer loans, and 4.5% were residential construction. As part of its strategy to manage interest rate risk, the Company originates primarily ARM loans or fixed-rate loans which have shorter maturities for its own loan portfolio. The ARM loans generally include terms under which the borrower may convert the loan to a fixed-rate loan. Upon conversion to a fixed rate loan, the loan is typically sold into the secondary market. The Company also originates longer-term fixed rate mortgage loans, many of which are sold in the secondary market. Mortgage loans originated and sold into the secondary market totaled $769.7 million, $453.5 million and $117.7 million for the years ended September 30, 2002, 2001 and 2000, respectively. See "Sale of Mortgage Loans."

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

Levels of originations of various lending categories may vary from year-to-year and result from differing levels of interest rates, market demand for loans and emphasis by the Company on various types of loans. In fiscal 2002, the level of originations, in particular mortgage loans, were especially dependent on the level of interest rates or changes in interest rates throughout the year. The Company adjusts its lending emphasis occasionally in accordance with its view of the relative returns and risks available from time to time in each category of lending. Although there is likely to be activity in all areas in which the Company makes loans in any given year, the amount may vary given changes in the above factors.

COMPOSITION OF LOAN PORTFOLIO

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.



                                                                                September 30,
                                            ---------------------------------------------------------------------------------------
                                                        2002                         2001                          2000
                                            ---------------------------   ---------------------------   ---------------------------
                                                              Percent                       Percent                      Percent
                                               Amount        of Total        Amount        of Total        Amount        of Total
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                                                    (Dollars in thousands)
Mortgage loans:
    One- to four-family ..................  $    251,702           18.2%  $    298,617           22.5%  $    404,505           29.5%
    Residential construction .............        62,973            4.5%        68,936            5.2%        62,260            4.5%
    Multi-family .........................       158,320           11.5%       126,338            9.5%       130,002            9.5%
    Commercial real estate ...............       395,473           28.6%       362,329           27.3%       306,778           22.4%
    Home equity ..........................       276,437           20.0%       221,559           16.7%       188,349           13.8%
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                               1,144,905           82.8%     1,077,779           81.2%     1,091,894           79.7%
Consumer loans:
    Interim financing and installment ....        86,884            6.3%       104,984            7.9%       124,910            9.1%
    Education ............................           917            0.1%         3,253            0.3%         1,615            0.1%
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                  87,801            6.4%       108,237            8.2%       126,525            9.2%
                                            ------------   ------------   ------------   ------------   ------------   ------------
Commercial loans .........................       148,716           10.8%       140,826           10.6%       152,526           11.1%
                                            ------------   ------------   ------------   ------------   ------------   ------------
      Gross loans receivable .............     1,381,422          100.0%     1,326,842          100.0%     1,370,945          100.0%
                                                           ============                  ============                  ============
Deduct:
    Mortgage loans held for sale .........        65,006                        18,974                         8,066
    Loans in process .....................        43,644                        57,153                        54,679
    Deferred loan and guarantee fees and
      purchased loan discounts ...........         1,008                           993                           300
    Allowance for loan losses ............        14,212                        11,686                        10,404
    Unearned insurance premiums ..........            86                           136                           194
                                            ------------                  ------------                  ------------
Loans receivable, net ....................  $  1,257,466                  $  1,237,900                  $  1,297,302
                                            ============                  ============                  ============

                                                                        September 30,
                                                ------------------------------------------------------------
                                                            1999                            1998
                                                ----------------------------    ----------------------------
                                                                  Percent                         Percent
                                                   Amount         of Total        Amount          of Total
                                                ------------    ------------    ------------    ------------
                                                                   (Dollars in thousands)
 Mortgage loans:
     One- to four-family ....................   $    294,438            23.8%   $    254,047            26.1%
     Residential construction ...............        103,100             8.3%         71,092             7.3%
     Multi-family ...........................        160,593            13.0%        105,380            10.8%
     Commercial real estate .................        251,914            20.3%        170,562            17.6%
     Home equity ............................        156,695            12.6%        142,993            14.7%
                                                ------------    ------------    ------------    ------------
                                                     966,740            78.0%        744,074            76.5%
 Consumer loans:
     Interim financing and installment ......        148,034            11.9%        131,143            13.5%
     Education ..............................            984             0.1%          2,529             0.3%
                                                ------------    ------------    ------------    ------------
                                                     149,018            12.0%        133,672            13.8%
                                                ------------    ------------    ------------    ------------
 Commercial loans ...........................        123,899            10.0%         93,927             9.7%
                                                ------------    ------------    ------------    ------------
       Gross loans receivable ...............      1,239,657           100.0%        971,673           100.0%
                                                                ============                    ============
Deduct:
     Mortgage loans held for sale ...........          8,620                          23,864
     Loans in process .......................        106,960                          83,436
     Deferred loan and guarantee fees and
       purchased loan discounts .............            696                           1,419
     Allowance for loan losses ..............          9,356                           7,530
     Unearned insurance premiums ............            634                             292
                                                ------------                    ------------
 Loans receivable, net ......................   $  1,113,391                    $    855,132
                                                ============                    ============

The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the years indicated. Mortgage loans held for sale are included in the totals.

                                                                           Years Ended September 30,
                                                                --------------------------------------------
                                                                    2002            2001            2000
                                                                ------------    ------------    ------------
                                                                               (In thousands)
Mortgage loans (gross):
At beginning of period ......................................   $  1,077,779    $  1,091,894    $    966,740
    Mortgage loans originated:
      One- to four-family ...................................        445,126         232,624         112,934
      Residential construction ..............................         90,078          80,092          65,439
      Multi-family ..........................................         75,494          34,754          26,832
      Commercial real estate ................................         96,023         105,879          75,773
      Home equity ...........................................        211,963         159,616         132,020
                                                                ------------    ------------    ------------
        Total mortgage loans originated .....................        918,684         612,965         412,998
    Mortgage loans purchased:
      One- to four-family ...................................        341,249         201,051          90,068
                                                                ------------    ------------    ------------
        Total mortgage loans purchased ......................        341,249         201,051          90,068
                                                                ------------    ------------    ------------
        Total mortgage loans originated and purchased .......      1,259,933         814,016         503,066
      Transfer of mortgage loans to foreclosed properties ...         (1,608)           (656)           (929)
      Transfer from commercial loans ........................          4,076           2,165           6,942
      Loans charged-off .....................................             (5)           (112)         (1,042)
      Principal repayments ..................................       (425,563)       (376,005)       (265,209)
    Sales of mortgage loans:
      Exchanged for mortgage-backed securities ..............             --          (1,432)        (13,021)
      Cash sales ............................................       (769,707)       (452,091)       (104,653)
                                                                ------------    ------------    ------------
        Total sales of loans ................................       (769,707)       (453,523)       (117,674)
                                                                ------------    ------------    ------------
At end of period ............................................   $  1,144,905    $  1,077,779    $  1,091,894
                                                                ============    ============    ============

Consumer loans (gross):
At beginning of period ......................................   $    108,237    $    126,525    $    149,018
      Loans originated ......................................         84,354          62,338          51,472
      Repossessions, foreclosures and charge-offs ...........           (570)           (367)           (325)
      Principal repayments ..................................       (100,610)        (80,259)        (72,493)
      Loans sold ............................................         (3,610)             --          (1,147)
                                                                ------------    ------------    ------------
At end of period ............................................   $     87,801    $    108,237    $    126,525
                                                                ============    ============    ============

Commercial loans (gross):
At beginning of period ......................................   $    140,826    $    152,526    $    123,899
      Loans originated ......................................         62,547          51,829         101,677
      Transfer of commercial loans to mortgage loans ........         (4,076)         (2,165)         (6,942)
      Repossessions, foreclosures and charge-offs ...........           (704)         (3,766)            (94)
      Principal repayments ..................................        (49,877)        (57,598)        (66,014)
                                                                ------------    ------------    ------------
At end of period ............................................   $    148,716    $    140,826    $    152,526
                                                                ============    ============    ============

LOAN MATURITY AND REPRICING

The following table shows the maturity of the Company's loan portfolio at September 30, 2002. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $425.6 million, $376.0 million and $265.2 million for the years ended September 30, 2002, 2001 and 2000, respectively.


                                                                    At September 30, 2002
                                -----------------------------------------------------------------------------------------------

                                  One- to                    Commercial                                                 Gross
                                   Four-         Multi-         Real          Home                                      Loans
                                  Family(1)    Family(1)       Estate        Equity       Consumer     Commercial     Receivable
                                ------------   -----------   -----------   -----------   -----------   -----------   -----------
                                                                         (In thousands)
Amounts due:
   Within one year ...........  $       868   $     2,198   $    20,751   $    20,819   $    20,994   $    64,610   $   130,240
   After one year:
     One to three years ......        3,376        11,518        35,981       135,428        18,139        59,682       264,124
     Three to five years .....       14,351        57,323       106,988       120,190        19,013        22,026       339,891
     Over five years .........      296,080        87,281       231,753            --        29,655         2,398       647,167
                                -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Total due after one year ..      313,807       156,122       374,722       255,618        66,807        84,106     1,251,182
                                -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Total amounts due .........      314,675       158,320       395,473       276,437        87,801       148,716     1,381,422
  Less:
   Mortgage loans held for
   sale ......................      (65,006)           --            --            --            --            --       (65,006)
   Loans in process ..........      (30,646)       (3,559)       (9,439)           --            --            --       (43,644)
   Unearned discounts,
     premiums and deferred
     loan fees, net ..........          211            --          (190)           --           (29)       (1,086)       (1,094)
   Allowance for loan
   losses ....................       (2,117)         (868)       (3,521)       (1,416)       (2,363)       (3,927)      (14,212)
                                -----------   -----------   -----------   -----------   -----------   -----------   -----------
Loans receivable, net ........  $   217,117   $   153,893   $   382,323   $   275,021   $    85,409   $   143,703   $ 1,257,466
                                ===========   ===========   ===========   ===========   ===========   ===========   ===========

(1)  Includes some residential construction lending.

The following table sets forth at September 30, 2002 the dollar amount of all loans and mortgage-backed and related securities due after September 30, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

                                                      Due after September 30, 2003
                                               ------------------------------------------
                                                  Fixed        Adjustable        Total
                                               ------------   ------------   ------------
                                                            (In thousands)
Mortgage loans:
    One- to four-family (1) ................   $     81,192   $    232,615   $    313,807
    Multi-family (1) .......................         68,214         87,908        156,122
    Commercial real estate .................        120,408        254,314        374,722
    Home equity ............................             --        255,618        255,618
Consumer loans .............................         66,807             --         66,807
Commercial .................................         51,002         33,104         84,106
                                               ------------   ------------   ------------
    Gross loans receivable .................        387,623        863,559      1,251,182
Mortgage-backed and related securities .....        526,449        182,377        708,826
                                               ------------   ------------   ------------
    Gross loans receivable and mortgage-
      backed and related securities ........   $    914,072   $  1,045,936   $  1,960,008
                                               ============   ============   ============

(1)  Includes some residential construction lending.

ONE- TO FOUR-FAMILY MORTGAGE LENDING

The most significant portion of the Company's lending activity is the origination of first mortgage loans secured by one- to four-family, owner-occupied residences within the Company's primary market area. Long-term 15- and 30-year fixed rate mortgages, and 7-year balloon loans are generally originated and sold in the secondary market. The Company also originates and sells 30-year fixed rate mortgages under the Wisconsin Housing and Economic Development Authority ("WHEDA") program. Shorter-term ARM loans are generally originated for the Company's loan portfolio. Loans made under special loan terms or programs, typically originated with lower interest rates or a lower loan-to-value ratio, principally originated within the purposes of the Community Reinvestment Act of 1977, as amended ("CRA"), are retained for the Company's own loan portfolio.

The Company typically follows secondary market underwriting guidelines for most of its conforming one- to four-family mortgage production, including those established by Fannie Mae, WHEDA, and other specific investors. In many cases, the application of these guidelines includes the use of the latest in automated underwriting systems.

The lending policy of the Company generally allows for mortgage loans to be made in amounts of up to 100% of the lesser of appraised value or purchase price of the real estate to be mortgaged to the Company. Loans that are made in excess of 80% of appraised value generally require a credit enhancement such as private mortgage insurance to mitigate risk. The Company also has several loan programs whereby for a higher rate, loans in excess of 80% of appraised value are not required to have private mortgage insurance or another type of credit enhancement.

ARM loans are included in mortgage loans held by the Company as part of its loan portfolio. During the adjustment period, ARM loans typically can adjust by a maximum of two percentage points per year with a lifetime cap approximating six percentage points above the interest rate established at the origination date of the ARM loan. Monthly payments of principal and interest are adjusted when the interest rate adjusts, in order to maintain full amortization of the mortgage loan within a maximum 30-year term. The initial rates offered on ARM loans fluctuate with general interest rate changes, and are determined by secondary market pricing, competitive conditions and the Company's yield requirements. Currently, the Company utilizes primarily the one-year Constant Maturity Treasury rate in order to determine the interest rate payable upon the adjustment date of its ARM loans outstanding. Because the majority of the Bank's ARM loans are underwritten to meet secondary market standards, these loans include terms under which the borrower may convert the loan to a fixed-rate loan. The terms at which the ARM may be converted to a fixed-rate loan are established at the date of loan origination and are set at a level allowing the Company to immediately sell the ARM loan at the date of conversion. Upon conversion of an ARM loan to a fixed-rate loan, the Company typically transfers the mortgage loan to mortgage loans held for sale and the loans are then sold into the secondary market. For the year ended September 30, 2002, the Company transferred $95.0 million converted mortgage loans to mortgage loans held for sale, compared to $91.0 million for the year ended September 30, 2001.

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

At September 30, 2002, the Company had $251.7 million in one- to four-family mortgage loans or 18.2% of the gross loan portfolio compared with $298.6 million or 22.5% of the portfolio at September 30, 2001. This decline was largely the result of decreasing interest rates during the year which motivated consumers to choose attractively priced fixed-rate mortgage financing alternatives. The Company's one- to four-family mortgage loan portfolio has a significant level of adjustable rate loans and during periods of declining interest rates, the customers convert adjustable rate loans to fixed-rate loans. However, fixed-rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet.

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

One- to four-family, residential construction loans typically have loan to value ratios of up to 95%. When the loan to value ratio exceeds 80%, private mortgage insurance is generally required upon the completion of the construction period to reduce the Company's exposure to 80% or less of the loan value.

A significant portion of the Company's residential construction lending results in permanent mortgage loans that are either retained as ARMs in the mortgage loan portfolio or sold in the secondary market once converted. At September 30, 2002, the Company had $63.0 million in residential construction/permanent lending mortgage loans, or 4.5% of the gross loan portfolio, compared with $68.9 million or 5.2% of the portfolio at September 30, 2001.

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

At September 30, 2002, the Company had $158.3 million in multi-family mortgage loans or 11.5% of the gross loan portfolio compared with $126.3 million or 9.5% of the portfolio at September 30, 2001. During fiscal 2002, the increase in multi-family mortgage loans is primarily due to an increase in originations. The Company is continuing its efforts to increase the amount of multi-family loans in the loan portfolio. These loans generally offer a greater yield than single-family loans, which, the Company believes, justifies the increased credit risk.

COMMERCIAL REAL ESTATE LENDING

The current lending policy of the Company includes originating or purchasing non-residential mortgage loans on a variety of commercial properties, including office buildings, warehouses, industrial/manufacturing buildings, motel properties, land development and other improved non-residential properties. In recent years, commercial real estate lending has been identified as a growth area for the Company with the allocation of additional Company resources. In fiscal 2002, the Company originated and refinanced an increased amount of commercial real estate loans within its normal credit risk guidelines. The Company originated 160 loans with principal balances totaling $96.0 million during the current fiscal year, compared to 121 loans with principal balances totaling $105.9 million in fiscal 2001. At September 30, 2002, the Company had $395.5 million in commercial real estate mortgage loans or 28.6% of the gross loan portfolio, compared with $362.3 million or 27.3% of the portfolio at September 30, 2001.

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

HOME EQUITY LENDING

The Company has continued to increase its emphasis in originating home equity loans secured by one- to four-family residences, usually by a second mortgage, within its primary market area. These loans currently are originated with an interest rate indexed to the prime rate and adjustable monthly, and thus play a role in the Company's management of its interest rate risk. Home equity loans are revolving lines of credit, which are granted for up to a ten-year term, and are renewable at the sole discretion of the Company for additional periods. The minimum monthly payment is interest only for all loan-to-value ratios providing the collateral is the primary residence and 1.5% of the outstanding balance for properties other than primary residence, however, the Company does very few loans that do not use the primary residence as collateral. Typically, the Company requires borrowers to reimburse out-of-pocket fees for costs associated with obtaining independent appraisals, title insurance, flood determination and other items. In instances when closing costs are waived, a deactivation fee is placed on the loan to compensate the Company for expenses incurred. An origination fee is occasionally charged upon the origination of the loan and an annual service fee is charged thereafter. Home equity loans may be made at up to a 100% loan-to-value level, including any outstanding liens against the property which serves as collateral for the loan. The Company has chose to charge higher rates for loans with loan-to-value ratios above 85% to compensate for the additional risk associated with these transactions. Only rarely does the Company require additional insurance enhancement through outside sources. At September 30, 2002, the Company held $276.4 million in home equity loans or 20.0% of the gross loan portfolio, compared with $221.6 million or 16.7% of the portfolio at September 30, 2001.

CONSUMER LENDING

The Company originates a significant amount of consumer loans with a majority of the loans originated being secured by real estate or other forms of collateral and a small percentage being unsecured. These loans include secured consumer loans, including home improvement loans, automobile loans, educational loans, fixed-term installment loans and interim financing loans, as well as loans secured by savings accounts and unsecured loans. Consumer loan terms vary according to the type of collateral, the term of the loan and the creditworthiness of the borrower. The Company has been expanding its consumer lending portfolio because historically it has experienced higher yields, relatively low delinquency and few losses on such products. Management also believes that offering consumer loan products helps expand and create stronger customer relationships. All loans originated are maintained in the Company's loan portfolio and are serviced by the Company.

At September 30, 2002, consumer loans totaled $87.8 million or 6.4% of gross loans compared to $108.2 million or 8.2% of gross loans at September 30, 2001. In fiscal 2002, the decrease in consumer loans is primarily due to repayments of loans that were not replaced with new originations.

The Company originates consumer loans through two primary delivery channels: retail and wholesale. The retail delivery channel is the largest delivery channel and includes the decentralized lenders in the branch network and centralized lenders at the loan production offices. This delivery channel originates home equity loans and all other consumer loan products within the primary market area of southeastern Wisconsin. The wholesale delivery channel originates home equity products only through mortgage bankers and brokers within the primary market area of Wisconsin and northern Illinois. A portion of consumer loans were originated through an indirect automobile program; however, the Company decided to exit this program during fiscal 2000 and only $5.1 million remains outstanding at September 30, 2002. The Company continues to originate direct automobile loans on a limited basis.

Consumer loans often entail greater risk than residential mortgage loans. In the case of unsecured loans or loans secured by rapidly depreciating assets such as automobiles, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered from a borrower on such a loan.

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

The Company also participates with other financial institutions in syndicated credits whereby several lenders participate in commercial loan arrangements that are larger than those that the Company would typically originate on a stand-alone basis. However, the Company has participated in only those types of credits that it would lend to directly from its own operations, except for the size of the loan. The Company is not the lead lender in these loans, but does underwrite the credit on its own in addition to the underwriting performed by the lead lender. The Company also has limited itself to credit facilities to commercial borrowers with headquarters or significant operational presence in the Midwest. Syndicated credits in which the Company has participated are generally variable rate loans, which also help contribute to the Company's interest rate risk posture. A shared national credit is any loan or formal loan commitment extended to a borrower that in original amount aggregates to $20 million or more, that is shared by three or more unaffiliated, supervised institutions under a formal lending agreement. At September 30, 2002, the Company had $29.9 million or 20.1% of its commercial loan portfolio, in such credits compared to $38.1 million or 27.1% at September 30, 2001.

At September 30, 2002, the Company had $148.7 million in commercial loans or 10.8% of the gross loan portfolio compared with $140.8 million or 10.6% of the portfolio at September 30, 2001. During fiscal 2002, the increase in commercial loans is primarily due to an increase in originations as well as a decline in repayments. The Company intends to continue to increase its involvement in commercial lending and expects that this portfolio will grow as a percentage of the total loan portfolio.

CREDIT ENHANCEMENT PROGRAMS

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment of an industrial revenue bond issue ("IRB"), issued by a municipality to finance real estate owned by a third party. The Company does not pledge collateral for purposes of these agreements. At September 30, 2002, the amount of IRB's for which the Company has guaranteed payment was $36.6 million.

LOAN SALES AND PURCHASES

SALE OF MORTGAGE LOANS

The Company sells a significant amount of its originated residential mortgage loans to secondary marketing agencies, principally Fannie Mae, and primarily on a non-recourse basis. All mortgage loans, upon commitment, are immediately categorized as either held for investment or held for sale. The level of mortgage loan sales is dependent on the amount of saleable loans being originated by the Company. Depending on factors such as interest rates, levels of borrower refinancing and competitive factors in the Company's primary market area, the amount of mortgage loans ultimately sold can vary significantly. Mortgage loans originated and sold to the secondary market totaled $769.7 million with gains of $12.8 million for the year ended September 30, 2002, and totaled $453.5 million with gains of $6.1 million for the year ended September 30, 2001. The level of originations is primarily dependent on the level of interest rates or changes in interest rates throughout each fiscal year.

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

The Company also makes loans under the WHEDA loan program. These loans are also sold on a non- recourse basis. For the years ended September 30, 2002 and 2001, the Company originated $4.3 million and $6.3 million, respectively, of loans under this governmental program.

Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. Because of the frequency of both the issuance of commitments and the scheduled closing dates of the loans, the amount of loan commitments outstanding will vary. At September 30, 2002, the Company had outstanding mortgage commitments totaling $90.4 million.

Historically, the Company has retained servicing of the majority of mortgage loans sold, receiving a servicing fee which represents the difference between the note rate on the loans sold and the yield at which such loans are sold. The servicing yield earned by the Company on such transactions is typically 0.25% of the total balance of the loan serviced. The Company's mortgage banking operation in Illinois typically sells the servicing on the majority of its loans. The origination of a high volume of mortgage loans and the related sales of the loans with servicing retained provides the Company with additional sources of non-interest income through loan servicing income and gains on the sales of loans.

At September 30, 2002, the Company had recognized $6.1 million in mortgage servicing rights as compared to $6.3 million at September 30, 2001. The results for the year ended September 30, 2002 include a $3.1 million charge related to an impairment write-down of mortgage servicing rights, which is recorded as a valuation reserve at September 30, 2002. (For further information regarding this impairment see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Operating Income.") Correspondingly, mortgage loans serviced for others increased from $622.5 million at September 30, 2001 to $768.7 million at September 30, 2002.

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

For one- to four-family mortgage loans purchased from mortgage brokers the Company pays a fee to the originating mortgage banker or broker which is amortized over the life of the loan for loans retained in the portfolio or which becomes an adjustment to the gain or loss recognized on loans sold in the secondary market. The Company maintains the same, or more restrictive underwriting standards on these loans as it does on the loans it originates directly. During the fiscal year ended September 30, 2002, the Company purchased $341.3 million of loans from other originators compared to $201.1 million of loans purchased during the fiscal year ended September 30, 2001. Included in purchased loans for fiscal 2002 and 2001 are loans purchased by the Company's mortgage banking operation in Illinois. During the year ended September 30, 2002, the Company's mortgage banking operation in Illinois purchased $322.3 million one- to four-family mortgage loans for resale in the secondary market compared to $174.4 million purchased during the year ended September 30, 2001. As part of the Company's plans to diversify its one- to four-family loan production, it is expected that purchases of loans from other originators will continue in future years.

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

Property acquired by the Company as a result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed property. Foreclosed property is recorded at the lower of the unpaid principal balance of the related loan or the fair market value of the real estate acquired less the estimated costs to sell the real estate. The amount by which the recorded loan balance exceeds the fair market value of the real estate acquired less the estimated costs to sell the real estate is charged against the allowance for loan losses at the date title is received. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At September 30, 2002, the Company had five loans classified as foreclosed property with a total combined carrying value of $1.9 million.

Non-performing loans include loans placed on nonaccrual status and accruing loans which are contractually past due 90 days or more as to principal and interest payments. Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Non-performing assets include non-performing loans and foreclosed properties. The following table sets forth non-performing loans and assets:

                                                                                 At September 30,
                                                     --------------------------------------------------------------------------
                                                         2002            2001            2000           1999           1998
                                                     ------------    ------------    ------------   ------------   ------------
                                                                                (Dollars in thousands)
Non-accruing loans:
   One-to four-family mortgage loans .............   $        886    $      1,169    $        793   $        464   $        600
   Multi-family mortgage loans ...................             --              --              --             --             --
   Commercial real estate loans ..................            640           1,533              --            848            833
   Commercial loans ..............................             88           6,813          11,531            964            593
   Consumer loans ................................            595             747             653            564            835
                                                     ------------    ------------    ------------   ------------   ------------
     Total non-performing loans ..................          2,209          10,262          12,977          2,840          2,861
Foreclosed properties ............................          1,908             401             241            371             63
                                                     ------------    ------------    ------------   ------------   ------------
     Total non-performing assets .................   $      4,117    $     10,663    $     13,218   $      3,211   $      2,924
                                                     ============    ============    ============   ============   ============

Performing troubled debt
  restructurings .................................          2,440              --              --             --             --

Total non-performing loans to
   gross loans ...................................           0.16%           0.77%           0.95%         0.23%           0.29%
Allowance for loan losses to
   total non-performing loans ....................         643.37          113.88           80.17        329.44          263.19
Total non-performing assets to
   total assets ..................................           0.18            0.48            0.53          0.13            0.16

Interest on non-performing loans
   on the accrual basis ..........................   $        211    $      1,380    $      1,138   $        274   $        388
Actual interest received on
   non-performing loans ..........................             52             147             848            150            161
                                                     ------------    ------------    ------------   ------------   ------------
Net reduction of interest income .................   $        159    $      1,233    $        290   $        124   $        227
                                                     ============    ============    ============   ============   ============

Accruing loans delinquent 90 days or more:
   One-to four-family mortgage
   loans .........................................   $      1,303    $         65    $        292   $        607   $        717
   Consumer loans ................................             --              --              10             --             --
                                                     ------------    ------------    ------------   ------------   ------------
     Total accruing loans ........................   $      1,303    $         65    $        302   $        607   $        717
                                                     ============    ============    ============   ============   ============

The Company's non-performing loans at September 30, 2001 included a $5.1 million commercial credit, which was restructured during the current fiscal year. The loan was restructured during fiscal 2002 with the Company receiving a new secured term loan (as a participant bank), cash payments and unregistered shares of the borrower's common stock. At September 30, 2002, the restructured credit has a balance of $2.4 million and was returned to accrual status during the current fiscal year. As a restructured credit, the loan continues to be classified as a performing troubled debt restructuring. All payments have been made as scheduled since its restructuring in November 2001.

CLASSIFICATION OF ASSETS

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions by regulatory authorities, regulatory examiners have authority to identify problem assets as "Substandard," "Doubtful" or "Loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the Company is not warranted. Assets classified as Substandard or Doubtful require the Company to establish prudent general allowances for loan losses. Assets classified as Loss must either be charged off or must have a specific allowance established for 100% of the asset classified as a Loss. At September 30, 2002, the Company had assets classified as Substandard of $10.6 million, $1.3 million classified as Doubtful, and $343,000 classified as Loss. The FDIC examination policies also include a "Special Mention" category, consisting of assets which currently do not expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess credit deficiencies deserving management's close attention. At September 30, 2002, $35.6 million of the Company's assets were classified as Special Mention.

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

In general, the level of the allowance for loan losses and changes during each fiscal year is a function of several factors, including but not limited to changes in the loan portfolio, provision for loan losses, net charge-offs and non-performing loans. At September 30, 2002, gross loans receivable were $1.38 billion compared to $1.33 billion at September 30, 2001. The provision for loan losses for fiscal 2002 decreased to $3.3 million compared to $5.5 million for fiscal 2001. Net charge-offs for fiscal 2002 decreased to $763,000 compared to $4.2 million for fiscal 2001. Non-performing loans decreased to $2.2 million or 0.16% of gross loans at September 30, 2002 compared to $10.3 million or 0.77% of gross loans at September 30, 2001.

In fiscal 2001, the Company recorded a specific loan loss provision of $2.5 million related to a commercial loan credit that had been in non-performing status since September 2000. During fiscal 2002 the loan was restructured and was returned to accrual status. The commercial loan had a balance of $2.4 million and $5.1 million, respectively, at September 30, 2002 and 2001. No additional charge-off or provision was required during the year ended September 30, 2002 in connection with the loan restructuring. (For further information regarding this particular commercial credit see "Non-Performing Assets").

Management believes that the allowance for loan losses at September 30, 2002 is adequate to absorb losses inherent in the portfolio. Management uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of factors discussed herein.

A summary of activity in the allowance for losses on loans follows:

                                                                   Years Ended September 30,
                                               2002            2001            2000            1999            1998
                                           ------------    ------------    ------------    ------------    ------------
                                                                      (Dollars in thousands)

Balance at beginning of year ...........   $     11,686    $     10,404    $      9,356    $      7,530    $      6,202
Provision for loan losses ..............          3,289           5,527           2,509           1,920           2,300
Charge-Offs:
     Mortgage Loans:
        One- to four-family ............             24              29             124              59             176
        Multi-family ...................             --              --              --              --              --
        Commercial real estate .........             --              --             782              --              --
        Home equity ....................              2              95             183              51              71
     Consumer ..........................            614             396             380             316             740
     Commercial ........................            260           3,776              94              21              12
                                           ------------    ------------    ------------    ------------    ------------
           Total charge-offs ...........            900           4,296           1,563             447             999

Recoveries:
     Mortgage Loans:
        One- to four-family ............             18              --              31              --              --
        Multi-family ...................             --              --              --              --              --
        Commercial real estate .........             --              --              --              --              --
        Home equity ....................              3              12              16              16              --
     Consumer ..........................             44              29              55              33              27
     Commercial ........................             72              10              --               1              --
                                           ------------    ------------    ------------    ------------    ------------
           Total recoveries ............            137              51             102              50              27
                                           ------------    ------------    ------------    ------------    ------------

Net charge-offs ........................            763           4,245           1,461             397             972
Acquired bank's allowance ..............             --              --              --             303              --

                                           ------------    ------------    ------------    ------------    ------------
Balance at end of year .................   $     14,212    $     11,686    $     10,404    $      9,356    $      7,530
                                           ============    ============    ============    ============    ============

Ratio of allowance for loan losses to
gross loans receivable at end of year ..           1.03%           0.88%           0.76%           0.75%           0.77%

Ratio of allowance for loan losses to
non-performing loans at end of year ....            643%            114%             80%            329%            263%

Ratio of net charge-offs to average
gross loans during year ................           0.06%           0.32%           0.12%           0.04%           0.12%

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

The allocation methods used for September 30, 2002 and 2001 were generally consistent. For 2002, the amount allocated to commercial loans increased to 28% of the allowance for loan losses compared to 25% in the prior year. The increase was a function of changes in the commercial loan portfolio, including an increase in the gross loan balance, offset partially by a decrease in the amount of loans in non-performing status in fiscal 2002 compared to the prior year. For 2002, the amount allocated to total mortgage loans decreased to 56% of the allowance for loan losses compared to 60% in the prior year. The decrease was a function of a decrease in the amount of loans in non-performing status in fiscal 2002 compared to the prior year.

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

The following table shows the Company's total allowance for loan losses and the allocation to the various categories of loans at the dates indicated.

                                                                    At September 30,
                                      ------------------------------------------------------------------------------
                                                      2002                                    2001
                                      -------------------------------------    -------------------------------------
                                                                   % of                                      % of
                                                     % of        Loans in                     % of         Loans in
                                                     Total       Category                     Total        Category
                                                    Loans by     to Total                    Loans by      to Total
                                        Amount      Category       Loans         Amount      Category        Loans
                                      ----------   ----------    ----------    ----------   ----------    ----------
                                                                 (Dollars in thousands)
Allowance Allocations:
    Mortgage loans:
      One- to four-family .........   $    2,117         0.67%         22.8%   $    2,024         0.55%         27.7%
      Multi-family ................          868         0.55%         11.5%          699         0.55%          9.5%
      Commercial real estate ......        3,521         0.89%         28.6%        3,045         0.84%         27.3%
      Home equity .................        1,416         0.51%         20.0%        1,254         0.57%         16.7%
                                      ----------                 ----------    ----------                 ----------
    Total mortgage loans ..........        7,922                       82.9%        7,022                       81.2%
    Consumer ......................        2,363         2.69%          6.3%        1,707         1.58%          8.2%
    Commercial ....................        3,927         2.64%         10.8%        2,957         2.10%         10.6%
                                      ----------                 ----------    ----------                 ----------
      Total allowance for loan
      losses ......................   $   14,212                      100.0%   $   11,686                      100.0%
                                      ==========                 ==========    ==========                 ==========


                                                  At September 30,
                                        -------------------------------------
                                                       2000
                                        -------------------------------------
                                                                     % of
                                                       % of        Loans in
                                                       Total       Category
                                                      Loans by     to Total
                                          Amount      Category       Loans
                                        ----------   ----------    ----------
                                              (Dollars in thousands)
Allowance Allocations:
    Mortgage loans:
      One- to four-family .........     $    1,555         0.33%         34.0%
      Multi-family ................            717         0.55%          9.5%
      Commercial real estate ......          2,318         0.76%         22.4%
      Home equity .................            948         0.50%         13.8%
                                        ----------                 ----------
    Total mortgage loans ..........          5,538                       79.7%
    Consumer ......................          1,578         1.25%          9.2%
    Commercial ....................          3,288         2.16%         11.1%
                                        ----------                 ----------
      Total allowance for loan
      losses ......................     $   10,404                      100.0%
                                        ==========                 ==========

                                                                         At September 30,
                                           ------------------------------------------------------------------------------
                                                           1999                                    1998
                                           -------------------------------------    -------------------------------------
                                                                         % of                                    % of
                                                           % of        Loans in                     % of       Loans in
                                                          Total        Category                     Total      Category
                                                         Loans by      to Total                   Loans by     to Total
                                             Amount      Category        Loans        Amount      Category       Loans
                                           ----------   ----------    ----------    ----------   ----------    ----------
                                                                       (Dollars in thousands)
Allowance Allocations:
    Mortgage loans:
      One- to four-family ..............   $    1,368         0.34%         32.1%   $    1,186         0.36%         33.4%
      Multi-family .....................        1,032         0.64%         13.0%          765         0.73%         10.8%
      Commercial real estate ...........        2,879         1.14%         20.3%        2,035         1.19%         17.6%
      Home equity ......................          949         0.61%         12.6%          746         0.52%         14.7%
                                           ----------                 ----------    ----------                 ----------
    Total mortgage loans ...............        6,228                       78.0%        4,732                       76.5%
    Consumer ...........................        1,059         0.71%         12.0%        1,074         0.80%         13.8%
    Commercial and agriculture .........        2,069         1.67%         10.0%        1,724         1.84%          9.7%
                                           ----------                 ----------    ----------                 ----------
      Total allowance for loan
      losses ...........................   $    9,356                      100.0%   $    7,530                      100.0%
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

INVESTMENT SECURITIES PORTFOLIO

                                                                    At September 30,
                                                       ------------------------------------------
                                                           2002           2001           2000
                                                       ------------   ------------   ------------
                                                                    (In thousands)

Investment Securities Available for Sale (AFS):
U. S. Treasury obligations and obligations of
     U. S. Government agencies .....................   $     13,001   $     36,009   $    218,116
Corporate notes and bonds ..........................             --             --             99
Marketable equity securities .......................          3,534          5,558          1,746
Mortgage-backed and related securities .............        616,029        615,126        802,531
                                                       ------------   ------------   ------------
     Total amortized cost ..........................   $    632,564   $    656,693   $  1,022,492
                                                       ============   ============   ============
     Total fair value and carrying value ...........   $    635,176   $    658,630   $    991,766
                                                       ============   ============   ============

Investment Securities Held to Maturity (HTM):
State and municipal obligations ....................   $         --   $         --   $        510
Mortgage-backed and related securities .............         90,246         95,384         27,088
                                                       ------------   ------------   ------------
     Total amortized cost and carrying value .......   $     90,246   $     95,384   $     27,598
                                                       ============   ============   ============
     Total fair value ..............................   $     91,318   $     96,237   $     27,001
                                                       ============   ============   ============

Total Investment Securities:
     Total amortized cost ..........................   $    722,810   $    752,077   $  1,050,090
     Total fair value ..............................        726,494        754,867      1,018,767
     Total carrying value ..........................        725,422        754,014      1,019,364


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

When purchased by the Company, these securities have credit ratings of A or better and meet the Federal Financial Institutions Examination Council definition of low-risk securities. At September 30, 2002, private-issue mortgage-backed securities, CMOs and REMICs totaled $478.8 million, 98% of which had a credit rating of AAA and 2% of which had a credit rating of AA. At September 30, 2001, private-issue mortgage-backed securities, CMOs and REMICs totaled $603.3 million, 98% of which had a credit rating of AAA and, 2% of which had a credit rating of AA.

The Company continued to reduce the amount of its mortgage-backed securities portfolio during the year ended September 30, 2002, and management anticipates that this type of balance sheet restructuring will be an ongoing strategic initiative of the Company in fiscal 2003. During fiscal 2002, the Company reduced the size of the mortgage-backed securities and investment securities portfolios from $754.0 million at September 30, 2001 to $725.4 million at September 30, 2002. The reduction in the portfolios was accomplished through repayments of principal, scheduled maturities and sales during fiscal 2002. The Company used the funds generated from the reduction in the mortgage-backed securities and investment securities portfolios to fund the growth in the loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity.

At September 30, 2002, the aggregate securities of any single issuer (excluding securities of the U.S. government and U.S. government agencies and corporations) did not exceed 10% of the Company's shareholders' equity.

COMPOSITION OF THE COMPANY'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO

Held to Maturity. At September 30, 2002, the Company held $90.2 million in its mortgage-backed and related securities held to maturity portfolio. The estimated market value of those securities at that date was $91.3 million. Of this amount, at September 30, 2002, 73% were fixed rate REMIC securities, 19% were fixed rate FNMA securities and 8% were fixed rate GNMA securities. At September 30, 2002, the mortgage-backed and related securities held to maturity portfolio represented 3.9% of the Company's total assets compared to $95.4 million or 4.3% of total assets at September 30, 2001.

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

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities held to maturity at September 30, 2002.

                                          Over ten years                                     Total
                                    ---------------------------    ---------------------------------------------------------
                                                                      Average
                                                     Weighted        Remaining                     Estimated     Weighted
                                      Amortized      Average         Years to      Amortized         Fair         Average
                                        Cost          Yield          Maturity        Cost           Value          Yield
                                    ------------   ------------    ------------   ------------   ------------   ------------
                                                                      (Dollars in thousands)
Participation certificates:
FNMA ............................   $     16,616           4.77%          25.43   $     16,616   $     16,736           4.77%
GNMA ............................          7,518           6.79%          28.97          7,518          7,867           6.79%
REMICs:
Private Issue ...................         66,112           5.54%          23.75         66,112         66,715           5.54%
                                    ------------                                  ------------   ------------
                                    $     90,246                                  $     90,246   $     91,318
                                    ============                                  ============   ============

Available for Sale. At September 30, 2002, the Company had mortgage-backed and related securities available for sale with an amortized cost of $616.0 million and an estimated market value of $618.6 million which comprised 26.4% of total assets. Of these, $12.5 million were private issue MBSs, $36.1 million were agency MBSs, $169.8 million were agency REMICs, and $400.2 million were private issue REMICs. At September 30, 2001, the Company's mortgage-backed and related securities available for sale with an amortized cost of $615.1 million and an estimated market value of $617.0 million which comprised 28.0% of total assets. Of these, $15.8 million were private issue MBSs, $99.3 million were agency REMICs, and $501.9 million were private issue REMICs. Although there may be various subordination levels within the MBS or REMIC structure or levels of collateral underlying the securities that should protect the Company's position in the securities, private issue securities represent an additional level of credit risk when compared with agency issue securities.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's mortgage-backed and related securities available for sale at September 30, 2002.


                                         Over five years to
                                               ten years                  Over ten years
                                     ---------------------------    ---------------------------

                                                      Weighted                       Weighted
                                       Amortized       Average        Amortized       Average
                                          Cost          Yield            Cost          Yield
                                      ------------   ------------    ------------   ------------
                                                       (Dollars in thousands)
Participation certificates:
FNMA ..............................   $         --             --    $     35,998           4.68%
Private Issue .....................             10          11.69%         12,895           4.03%

REMICs:
GNMA ..............................             --             --          20,018           4.96%
FNMA ..............................             --             --          13,391           5.28%
FHLMC .............................          2,949           3.64%        133,026           4.46%
Private Issue .....................         36,927           5.83%        360,815           4.82%
                                      ------------                   ------------
                                      $     39,886                   $    576,143
                                      ============                   ============



                                                                  Total
                                       ---------------------------------------------------------
                                         Average
                                        Remaining                     Estimated     Weighted
                                         Years to      Amortized        Fair         Average
                                         Maturity         Cost          Value          Yield
                                       ------------   ------------   ------------   ------------
                                                                       (Dollars in thousands)
Participation certificates:
FNMA ..............................           14.65   $     35,998   $     36,061           4.68%
Private Issue .....................           17.66         12,905         12,476           4.04%

REMICs:
GNMA ..............................           25.94         20,018         20,222           4.96%
FNMA ..............................           20.36         13,391         13,585           5.28%
FHLMC .............................           18.59        135,975        135,975           4.44%
Private Issue .....................           24.46        397,742        400,261           4.91%
                                                      ------------   ------------
                                                      $    616,029   $    618,580
                                                      ============   ============

Trading. At September 30, 2002 and 2001, the Company did not have any securities in its trading portfolio. The trading portfolio of the Company has typically carried various mortgage-backed or related securities that are purchased for short-term trading profits or securities that are required to be classified as such by regulatory definition. The Company may from time to time originate mortgage loans which are swapped for mortgage-backed securities backed by the original loans. These securities are classified as trading securities by the Company as it is the Company's intent to sell those securities over a short period of time.

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

COMPOSITION OF THE COMPANY'S DEBT AND EQUITY SECURITIES PORTFOLIO

Held to Maturity. At September 30, 2002, the Company did not have any debt and equity securities held to maturity.

Available for Sale. At September 30, 2002, the Company had debt and equity securities available for sale with an amortized cost of $16.5 million and an estimated market value of $16.6 million. Of the total amount, $13.1 million were U.S. Treasury or agency obligations and $3.5 million were marketable equity securities, primarily shares of mutual funds invested in bank or thrift eligible securities.

The following table sets forth certain information regarding the amortized cost, weighted average yields and maturities of the Company's investment securities, excluding marketable equity securities, available for sale at September 30, 2002.

                                     Over one year to
                                        five years                                        Total
                                 ---------------------------    ---------------------------------------------------------
                                                                  Average
                                                 Weighted        Remaining                     Estimated      Weighted
                                   Amortized      Average         Years to      Amortized        Fair          Average
                                     Cost          Yield          Maturity         Cost          Value          Yield
                                 ------------   ------------    ------------   ------------   ------------   ------------
                                                                  (Dollars in thousands)
U.S. Treasury and agency
   obligations ...............   $     13,001           3.67%           2.66   $     13,001   $     13,062           3.67%
                                 ------------                                  ------------   ------------
                                 $     13,001                                  $     13,001   $     13,062
                                 ============                                  ============   ============

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

The financial condition, results of operations and cash flows of each LLP or LLC is consolidated in the Company's financial statements. The operations of the properties are not expected to contribute significantly to the Company's net income before income taxes. However, the properties do contribute in the form of income tax credits, which lower the Company's effective tax rate. Once established, the credits on each property last for ten years and are passed through from the LLP or LLC to SFEP and reduce the consolidated federal tax liability of the Company. Gross revenues of SFEP were $3.2 million, $3.0 million and $3.0 million for the years ended September 30, 2002, 2001 and 2000 respectively. Gross expenses of SFEP were $3.1 million, $3.1 million and $3.2 million for each of the three years, respectively. The net operating loss of SFEP results in an income tax benefit which is then increased by the income tax credits which totaled $2.7 million, $2.6 million and $2.6 million for the years ended September 30, 2002, 2001 and 2000, respectively.

At September 30, 2002, the amount invested in affordable housing projects was $32.8 million compared with $26.3 million at September 30, 2001. SFEP was an equity partner in 14 and 12 projects, respectively in each of those years.

The primary risk to the Company's results of operations from the affordable housing investments involves the maintenance of the tax credits. The Company has instituted several procedures which it believes will result in the maintenance of the tax credits. Those procedures include an outside audit of the individual LLP or LLC, including tenant compliance records, an outside audit of the original development costs, review of the LLP or LLC and tenant compliance records by the Company's staff, and a review of audit and compliance records of the LLP or LLC performed by WHEDA. The Company believes that it has maintained compliance on all of its properties and that through September 30, 2002, no income tax credits are at risk. Other risks of the affordable housing investments include the risks common to the owning and operating of apartment units.

SOURCES OF FUNDS

GENERAL

The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, including brokered deposits, proceeds from principal and interest payment on loans, mortgage-backed and related securities and debt and equity securities, FHLB advances, and to a lesser extent, reverse repurchase agreements. Regular loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. In particular during the last two fiscal years when interest rates went to historically low rates, the Company experienced a significant increase in repayments on all types of loans. Funds received from principal repayments on loans for the years ended September 30, 2002, 2001 and 2000, were $576.1 million, $513.9 million and $403.7 million, respectively. Short-term borrowings may be used to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels, or they also may be used on a longer-term basis to support expanded lending or investment activities. The Company utilizes advances from the FHLB and reverse repurchase agreements as sources for its borrowings. At September 30, 2002 and 2001, the Company had advances from the FHLB of $512.2 million or 23.7% of total liabilities, and $513.4 million or 25.1% of total liabilities, respectively. At September 30, 2002 and 2001, the Company had reverse repurchase agreements outstanding of $69.9 million or 3.2% of total liabilities, and zero, respectively. Of the Company's outstanding FHLB advances at September 30, 2002, $501.3 million will mature or may be called before September 30, 2003.

DEPOSITS

The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of demand accounts (checking and money market demand accounts), passbook, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas in which its branches are located, and the Company relies principally on customer service, marketing programs and long-standing relationships with customers to attract and retain these deposits. Various types of advertising and promotions to attract and retain deposit accounts also are used. Deposit promotions may involve the use of specific advertising for a type of deposit or it may include some form of pricing incentive: either a deposit product with a higher rate than currently offered by most competitors in the Company's market area, or a temporary pricing concession for a limited period of time. The Company also uses brokered deposits as a funding source for its business activities. The brokered deposits are used to fund the general operating activities of the Company. At September 30, 2002, the Company had $191.4 million of brokered deposits, representing 13.5% of total deposits, compared to $224.4 million or 15.5% of total deposits at September 30, 2001. Maturities of brokered certificates range from 3 months to 3 years. The average maturity of brokered deposits was 10 months at September 30, 2002 and 39 months at September 30, 2001. The Company has used brokered deposits to fund operational activities when such funds offer a better or quicker funding source than retail deposits or FHLB advances.

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

At September 30, 2002, the Company had outstanding $94.9 million in certificates of deposit, net of brokered deposits, in amounts of $100,000 or more maturing as follows:

                                                  Amount at
                                             September 30, 2002
                                             ------------------
                                                (In thousands)

Three months or less .......................   $        17,738
Over three through six months ..............            14,703
Over six months through twelve months ......            16,514
Over twelve months .........................            45,954
                                               ---------------
                    Total ..................   $        94,909
                                               ===============

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

                                                                       September 30,
                                 ------------------------------------------------------------------------------------------
                                              2002                                                 2001
                                 -------------------------------------------    -------------------------------------------
                                                   Percent         Average                       Percent          Average
                                                  of Total         Stated                        of Total         Stated
                                    Amount        Deposits          Rate           Amount        Deposits          Rate
                                 -------------------------------------------    -------------------------------------------
                                                                   (Dollars in thousands)
Demand deposits:
    Non-interest bearing .....   $    113,125            8.0%             --    $     95,554            6.6%             --
    Interest bearing .........         94,015            6.6%           0.26%         84,004            5.8%           0.69%
Passbook accounts ............         93,865            6.6%           0.70%         88,705            6.1%           1.52%
Money market
    demand accounts ..........        380,783           26.9%           0.93%        435,233           30.0%           2.87%
Certificates .................        735,191           51.9%           3.48%        745,824           51.5%           5.09%
                                 ------------   ------------                    ------------   ------------
Total deposits ...............   $  1,416,979          100.0%           2.12%   $  1,449,320          100.0%           3.61%
                                 ============   ============                    ============   ============


                                                  September 30,
                                    -------------------------------------------
                                                      2000
                                    -------------------------------------------
                                                     Percent         Average
                                                     of Total         Stated
                                       Amount        Deposits         Rate
                                    ------------   ------------    ------------
                                             (Dollars in thousands)
Demand deposits:
    Non-interest bearing ........   $     87,072            5.9%             --
    Interest bearing ............         78,580            5.3%           0.80%
Passbook accounts ...............         91,544            6.2%           1.95%
Money market
    Demand accounts .............        369,038           25.1%           5.26%
Certificates ....................        845,647           57.5%           6.25%
                                    ------------   ------------
Total deposits ..................   $  1,471,881          100.0%           5.07%
                                    ============   ============

BORROWINGS AND OTHER FINANCING TRANSACTIONS

Although deposits are the Company's largest source of funds, the Company's policy has been to utilize borrowings as an additional or alternative source of funds. The primary source of borrowing is advances from the FHLB which are collateralized by the capital stock of the FHLB held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB will advance to member institutions for purposes other than meeting withdrawals fluctuates from time to time in accordance with policies of the OTS and the FHLB. At September 30, 2002, the Company's FHLB advances totaled $512.2 million, representing 23.7% of total liabilities, a decrease from the $513.4 million outstanding at September 30, 2001. At September 30, 2002, the Company had additional borrowing capacity of $305.2 million from the FHLB; however, additional securities may have to be pledged as collateral and additional FHLB stock may have to be purchased.

Of the Company's outstanding FHLB advances at September 30, 2002, $501.3 million will mature or may be called before September 30, 2003. Included in the amount maturing or callable within one year are $445.0 million of convertible fixed rate advances ("CFA" or "CFAs"). A CFA is an advance that allows the FHLB to demand repayment prior to the stated maturity date of the advance in accordance with its contractual terms. In the event interest rates rise, the FHLB will more than likely exercise its right to demand repayment of the CFA. As of September 30, 2002 the Company estimates interest rates would have to rise 200-300 basis points over the course of the next fiscal year before all of the Company's outstanding CFAs would be called by the FHLB. In that case, the Bank will have the option of seeking alternative funding arrangements, if necessary, which may be to enter into another CFA at the then prevailing interest rates or entering into other funding arrangements. At September 30, 2002, the $445.0 million of outstanding CFAs have a maturity of three to nine years and are callable by the FHLB during the next fiscal year and quarterly thereafter.

The Company also utilizes reverse repurchase agreements as a funding source. A reverse repurchase agreement is a transaction between the Company and a broker whereby the Company borrows money against a specific asset, generally a mortgage-backed and related security, for a set interest rate for a specified term. The reverse repurchase agreements generally have terms of 30 to 60 days, however, the agreements may have terms of up to two years and includes call features. At September 30, 2002 and 2001, the Company had $69.9 million and zero, respectively, of reverse repurchase agreements.

The Company's borrowings from time to time include Federal funds purchased. At September 30, 2002 and 2001, the Company had $38.1 million and $16.8 million, respectively, of Federal funds purchased. Federal funds purchased averaged $15.6 million and $12.0 million for the years ended September 30, 2002 and 2001, respectively. The maximum outstanding at any month-end was $38.1 million and $56.2 million during those years, respectively.

In fiscal 1997, the Company established a line of credit with a third party lending institution for purposes of funding corporate activities of the Company. These typically include dividends, share repurchases and acquisitions. Dividends received from the Bank are used as the primary source of cash to pay principal and interest on the line of credit. The line of credit has a maximum borrowing amount of $40.0 million and is collateralized by the stock of the Bank. At September 30, 2002 and 2001, the Company had $14.0 million and $36.0 million, respectively, outstanding on the line of credit.

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

                                                                   At or For the Years Ended September 30,
                                                                       2002          2001          2000
                                                                   -----------   -----------    ----------
                                                                             (Dollars in thousands)
FHLB advances:
      Average balance outstanding ...............................   $  522,969    $  513,948    $  572,800
      Maximum amount outstanding at any month-end during
            the year ............................................      535,312       545,500       634,446
      Balance outstanding at end of year ........................      512,188       513,438       532,000
      Weighted average interest rate during the year (1) ........         5.49%         5.62%         5.42%
      Weighted average interest rate at end of year .............         5.46%         5.56%         5.61%
Reverse repurchase agreements:
      Average balance outstanding ...............................   $   40,280    $  129,960    $  211,572
      Maximum amount outstanding at any month-end during
            the year ............................................       70,818       280,188       260,579
      Balance outstanding at end of year ........................       69,880            --       245,993
      Weighted average interest rate during the year (1) ........         1.50%         4.77%         6.06%
      Weighted average interest rate at end of year .............         1.87%           --          6.59%
Federal funds purchased:
      Average balance outstanding ...............................   $   15,558    $   12,033    $   31,083
      Maximum amount outstanding at any month-end during
            the year ............................................       38,100        56,200        49,500
      Balance outstanding at end of year ........................       38,100        16,800        45,000
      Weighted average interest rate during the year (1) ........         1.51%         2.97%         6.44%
      Weighted average interest rate at end of year .............         2.13%         3.43%         6.96%
Bank line of credit:
      Average balance outstanding ...............................   $   21,583    $   33,917    $   26,417
      Maximum amount outstanding at any month-end during
            the year ............................................       32,000        36,000        36,000
      Balance outstanding at end of year ........................       14,000        36,000        36,000
      Weighted average interest rate during the year (1) ........         3.50%         6.44%         7.44%
      Weighted average interest rate at end of year .............         2.99%         4.70%         7.90%

Total advances, reverse repurchase agreements, Federal funds purchased and bank line of credit:
      Average balance outstanding ...............................   $  600,390    $  689,858    $  841,872
      Maximum amount outstanding at any month-end during
            the year ............................................      676,230       917,888       980,525
      Balance outstanding at end of year ........................      634,168       566,238       858,993
      Weighted average interest rate during the year (1) ........         5.05%         5.45%         5.68%
      Weighted average interest rate at end of year .............         4.76%         5.40%         6.01%

(1)   Computed on the basis of average daily balances.

SUBSIDIARY ACTIVITIES

During the fiscal year ended September 30, 2002, the Bank had four wholly owned subsidiaries: SF Insurance Services Corporation ("SF Insurance"), St. Francis Equity Properties, Inc. ("SFEP"), SF Investment Corporation ("SF Investment") and St. Francis Mortgage Corporation ("SF Mortgage").

SF Insurance. SF Insurance is a Wisconsin corporation and offers fixed annuities, indexed annuities, life insurance, disability income and survivorship life sold exclusively through licensed agents who also are employees of the Bank. The Bank is reimbursed by SF Insurance for administration and sales services provided by the Bank to SF Insurance. At September 30, 2002, the Bank's total investment in SF Insurance was approximately $338,000, and SF Insurance's assets of $340,000 consisted primarily of cash.

SFEP. SFEP is a Wisconsin corporation which owns, operates and develops multi-family rental property, either as a limited partner or through other ownership status, for investment and subsequent resale. Properties include projects for low-to-moderate income housing, which would qualify for tax credits under Section 42 of the Code. SFEP is currently a limited partner in 14 projects within the state of Wisconsin. Additionally, the Bank has provided financing to all of the projects. However, the primary return to the Company on these projects is in the form of tax credits earned over the first ten years of the projects life. At September 30, 2002, the Bank had loans outstanding to such projects of $17.4 million. At September 30, 2002, the Bank's total investment in SFEP was approximately $10.1 million and SFEP's assets of $35.1 million consisted primarily of its interests in the properties developed. See "-Affordable Housing Activities."

SF Investment. SF Investment is a company incorporated in Nevada for the purpose of managing a portion of the Bank's investment portfolio. At September 30, 2002, the Bank's total investment in SF Investment was approximately $402.7 million and SF Investment's assets of $462.2 million consisted primarily of mortgage-backed and related securities.

SF Mortgage. SF Mortgage is a Wisconsin corporation with an office in Illinois that is in the business of purchasing loans originated by mortgage brokers in the Midwest and then selling these loans to various investors. At September 30, 2002, the Bank's total investment in SF Mortgage was approximately $1.1 million and SF Mortgage's assets of $26.1 million consisted primarily of mortgage loans held for sale.

PERSONNEL

As of September 30, 2002, the Company had 425 full-time employees and 136 part-time employees. The employees of the Company are not represented by a collective bargaining unit and the Company believes its relationship with its employees to be good.

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

STATE TAXATION

The State of Wisconsin imposes a tax on the Wisconsin taxable income of corporations, including savings institutions, at the rate of 7.9%. The State of Illinois imposes a replacement tax and income tax on the Illinois taxable income of corporations at the rates of 2.5% and 4.8%, respectively. The State of Nevada does not impose a tax on the Nevada taxable income of corporations.


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

The Bank is required to file periodic reports with the OTS Regional Director and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted, examiners may, among other things, require the Bank to provide for higher general or specific loan loss reserves or write down the value of certain assets. The last regular examination by the OTS was in April 2002.

ASSESSMENTS

Savings institutions are required by OTS regulations to pay assessments to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's OTS assessment for the six month period ended June 30, 2002 was $119,000, based on Bank assets as of June 30, 2002 of $2.2 billion and the current OTS assessment rate.

QUALIFIED THRIFT LENDER REQUIREMENT

In order for the Bank to exercise the powers granted to SAIF-insured institutions and maintain full access to FHLB advances, it must qualify as a qualified thrift lender ("QTL"). Under the HOLA and OTS regulations, a savings institution is required to maintain a level of qualified thrift investments equal to at least 65% of its "portfolio assets" (as defined by statute) on a monthly basis for nine out of 12 months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of residential mortgages and related investments. As of September 30, 2002, the Company maintained 81.2% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

NEW FINANCIAL SERVICES ACT

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act" or "Act") was signed into law. The new law does a number of things intended to increase competition in the financial services area, including repealing sections of the 1933 Glass-Steagall Act so that financial firms, such as banks, securities and insurance firms can affiliate with each other through the formation of financial holding companies. The Act appoints the Federal Reserve as the "umbrella" regulator for such entities. The Act also restricts the chartering and transferring of unitary thrift holding companies, although it does not restrict the operations of unitary holding companies which were in existence prior to May 4, 1999, and which continue to meet the QTL test and control only a single savings institution. Since the Company was treated as a unitary holding company prior to May 4, 1999 and is in compliance with the QTL test, the Act will not prohibit it from engaging in nonfinancial activities or acquiring nonfinancial subsidiaries; however, the Act would restrict any nonfinancial entity from acquiring the Company, unless that entity was, or had submitted an application to become, a unitary savings and loan holding company prior to May 4, 1999. The Act provided a number of consumer protections, including provisions aimed at protecting the privacy of consumer information. Many of the Act's provisions, including those pertaining to consumer privacy, require regulatory action, including the promulgation of regulations, to become effective. The regulation implementing the Act's consumer privacy requirements became effective July 1, 2001, requiring among other things that the Bank (i) provide new customers with a notice explaining their privacy rights at the time they become customers, (ii) provide an initial privacy rights notice to existing customers, (iii) provide an annual privacy rights notice to all continuing customers, (iv) implement internal privacy safeguards, and (v) not disclose protected information to any unaffiliated third party (except as required to effect, administer or enforce a transaction requested by the customer or certain other limited exceptions) without first giving the customer the option to elect not to allow such disclosure. The Bank does not believe that compliance with the new consumer privacy provisions will have a significant impact on its business. It is too early to assess the eventual impact of the Act or other implementing regulations on the financial services industry in general or on the specific operations of the Company and the Bank.

ANTI-TERRORISM ACT

On October 6, 2002 the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "USA Patriot Act") was signed into law. While not primarily banking legislation, the USA Patriot Act contained provisions requiring financial institutions to adopt a variety of policies aimed at preventing money-laundering. The OTS is the primary regulator for purposes of insuring compliance by the Bank with USA Patriot Act requirements and certain of those requirements will not become effective until adoption of implementing regulations by the OTS. The Bank does not believe that compliance with the USA Patriot Act and its implementing regulations will have a significant impact on its business.

INSURANCE OF DEPOSIT ACCOUNTS

The bank is a member of the SAIF. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the OTS. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of deposit insurance.

CAPITAL REQUIREMENTS

OTS REGULATION

For the fiscal years ended September 30, 2002 and 2001, the OTS capital regulations require savings institutions to meet two capital standards: (i) "tier 1 core capital" in an amount not less than 4% of adjusted total assets and
(ii) "risk-based capital" of at least 8% of risk-weighted assets. Savings institutions must meet both standards to comply with the capital requirements.

The following table summarizes the Bank's capital ratios and the ratios required by federal regulations:

                                                                  To Be Adequately                          To Be Well
                                                                  Capitalized Under                      Capitalized Under
                                                                  Prompt Corrective                      Prompt Corrective
                                        Actual                    Action Provisions                      Action Provisions
                                 ---------------------  -----------------------------------   -------------------------------------
                                    Amount      Ratio         Amount             Ratio              Amount              Ratio
                                 -----------  --------  ------------------   --------------   -------------------  ----------------
                                                                  (Dollars in thousands)
As of September 30, 2002:

Tangible capital..............   $175,889      7.57%    > or = to $ 92,971   > or = to 4.0%   > or = to $ 116,214   > or = to   5.0%
Core capital .................    175,889      7.57%    > or = to   92,971   > or = to 4.0%   > or = to   116,214   > or = to   5.0%
Tier 1 risk-based capital.....    175,889     10.56%    > or = to   66,646   > or = to 4.0%   > or = to    99,968   > or = to   6.0%
Risk-based capital............    189,793     11.39%    > or = to  133,291   > or = to 8.0%   > or = to   166,614   > or = to  10.0%

As of September 30, 2001:

Tangible capital..............   $178,436      8.14%    > or = to $ 87,666   > or = to 4.0%   > or = to $ 109,582   > or = to   5.0%
Core capital .................    178,436      8.14%    > or = to   87,666   > or = to 4.0%   > or = to   109,582   > or = to   5.0%
Tier 1 risk-based capital.....    178,436     12.61%    > or = to   56,586   > or = to 4.0%   > or = to    84,879   > or = to   6.0%
Risk-based capital............    189,656     13.41%    > or = to  113,172   > or = to 8.0%   > or = to   141,465   > or = to  10.0%

Unrealized gains and losses on securities available for sale are not included in the above tangible, core and risk-based capital amounts.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act of 1977, as amended (the "CRA"), a depository institution has a continuing and affirmative obligation consistent with safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal regulators to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications from such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings and requires an institution's primary regulator to provide a written evaluation of an institution's performance. The Bank's latest CRA rating, received in April 2001, was "Satisfactory."

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

Members of the FHLB-Chicago are required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to 1% of their aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. Further, at no time shall advances (borrowings) from the FHLB-Chicago exceed 20 times the amount paid by such member for FHLB-Chicago capital stock. The Bank is in compliance with these requirements with a total investment in FHLB-Chicago stock of $90.8 million at September 30, 2002.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions and make advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At September 30, 2002, the Bank had $512.2 million in advances from the FHLB-Chicago. See "Business of the Company."

RESERVE REQUIREMENTS

Regulation D, promulgated by the Federal Reserve Board ("FRB"), imposes reserve requirements on all depository institutions which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts). Regulation D requires that a depository institution maintain average daily reserves equal to 3% on the first $46.5 million of transaction accounts. There is no reserve requirement on non-personal deposits. In addition, the first $4.9 million of otherwise reservable liabilities are exempt from the reserve requirement. The Bank must reserve for transaction accounts in excess of $46.5 million in an amount equal to 10% of such excess. These levels and percentages are subject to adjustment by the FRB. As of September 30, 2002, the Bank was in compliance with Regulation D reserve requirements.

OTHER FEDERAL LAWS

RESTRICTIONS ON LOANS TO INSIDERS

Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board establish limits on the total amount an institution may lend to its executive officers, directors, and principal shareholders, and their related interests (collectively referred to in this section as "insiders"). Generally, an insider may borrow an aggregate amount not exceeding 15% of the institution's unimpaired capital and unimpaired surplus on an unsecured basis and up to an additional 10% on a secured basis. The regulations limit, with certain exceptions, the aggregate amount a depository institution may lend to its insiders as a class to an amount not exceeding the institution's unimpaired capital and unimpaired surplus.

Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons, (b) do not involve more than the normal risk of repayment or present other features unfavorable to the Bank, and (c) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors. However, recent legislation permits the Bank to make loans to executive officers, directors and principal stockholders on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. It is a violation for an insider to knowingly receive, or permit a related interest to receive, a loan that violates applicable regulations. The Bank has not been significantly affected by such restrictions on loans to insiders.

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

ITEM 2.  PROPERTIES

The Company conducts its business through 22 full-service locations, two limited service offices in residential retirement communities, three loan production offices and a mortgage banking subsidiary based in Illinois. Eleven of the full-service branches are located in Milwaukee County, five are in Waukesha County, four are in Washington County, one is in Ozaukee County, and one is in Walworth County. Management believes the current facilities are adequate to meet the present and immediately foreseeable needs of the Company. The total net book value of property owned by the Company was $21.6 million at September 30, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the three months ended September 30, 2002.

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

JAMES S. ECKEL, age 47, is an Executive Vice President of the Bank. Mr. Eckel has held his position with the Bank since January 1999. Prior to that Mr. Eckel was a Senior Vice President of the Bank.

JUDITH M. GAUVIN, age 44, is an Executive Vice President of the Bank. Ms. Gauvin has held her position with the Bank since October 1999. Prior to that Ms. Gauvin was a Senior Vice President of the Bank.

JAMES C. HAZZARD, age 57, is an Executive Vice President of the Bank. Mr. Hazzard has held his position with the Bank since September 1997. From November 1994 to September 1997, Mr. Hazzard was President of Bank Wisconsin.

WILLIAM R. HOTZ, age 57, is Secretary and General Counsel of the Company and of the Bank. Mr. Hotz joined the Company in those positions in May 1997. Prior to joining the Company and the Bank, Mr. Hotz was a shareholder of the law firm of von Briesen, Purtell & Roper, s.c.

WILLIAM T. JAMES, age 43, is an Executive Vice President of the Company and the Bank. Mr. James has held those positions since January 1999. Mr. James was a Senior Vice President of the Company and the Bank from 1997 to 1999. Prior to 1997, Mr. James was an Assistant Vice President of the Company and a Vice President of the Bank.

BRADLEY J. SMITH, age 47, is an Executive Vice President of the Bank. Mr. Smith became Executive Vice President of the Bank in January 1997. Prior to joining the Bank, Mr. Smith was a Senior Vice President of Provident Bank in Cincinnati, Ohio.

JON D. SORENSON, age 47, is Chief Financial Officer and Treasurer and is an Executive Vice President of the Company and of the Bank. Mr. Sorenson became Chief Financial Officer and Treasurer of the Company in November 1992, and of the Bank in September 1997. From December 1992 to September 1997, Mr. Sorenson was a Senior Vice President of the Bank.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is currently being traded on the Nasdaq National Market System over-the-counter exchange under the symbol of STFR. Information required by this item is incorporated by reference to the "Quarterly financial information (Unaudited)" shown in Note 22 to Notes to Consolidated Financial Statements and the "Earnings per share" Note 13 to Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

As of September 30, 2002, there were approximately 1,100 holders of record and approximately 2,300 beneficial holders owning a total of 9,350,873 shares of the Company's common stock.

The Company paid quarterly dividends of $0.15 per share for fiscal 2002 and $0.10 per share for fiscal 2001. While there can be no assurance of the payment of future dividends, the Company anticipates that future dividends, if paid, would be paid on a quarterly basis in February, May, August and November. Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including regulatory restrictions which affect the payment of dividends by the Company's subsidiaries to the Company.

On June 30, 2000, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding common stock, or approximately 485,000 shares, commencing June 30, 2000. The repurchased shares became treasury shares and are to be used for the exercise of stock options under the stock option plan and for general corporate purposes. The share repurchase program was completed on September 20, 2001 at an average price of $17.16 per share. This was the eleventh such repurchase program that the Company has undertaken. At September 30, 2002, an aggregate of 7,002,204 shares had been repurchased in all such repurchase programs at an average price of $13.48. On September 18, 2001, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding stock, or approximately 460,000 shares. The repurchase program started on September 20, 2001. At September 30, 2002, 70,300 shares had been repurchased at an average price of $20.78 per share.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Set forth below are selected consolidated financial and other data. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto presented elsewhere in this Annual Report on Form 10-K.

------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,
                                                             2002        2001          2000         1999         1998
                                                          ----------   ----------   ----------   ----------   ----------
                                                                                 (In thousands)
SELECTED FINANCIAL DATA:
Total assets ..........................................   $2,339,117   $2,206,266   $2,493,083   $2,476,199   $1,864,176
Cash and cash equivalents .............................       45,835       38,100       34,747       32,562       30,746
Loans receivable, net .................................    1,257,466    1,237,900    1,297,302    1,113,391      855,132
Mortgage loans held for sale ..........................       65,006       18,974        8,066        8,620       23,864
Debt securities held to maturity ......................           --           --          510          810        1,817
Debt and equity securities available for sale .........       16,596       41,661      213,848      216,649      109,061
Mortgage-backed and related securities held to
maturity ..............................................       90,246       95,384       27,088       39,475       63,087
Mortgage-backed and related securities available
for sale ..............................................      618,580      616,969      777,918      919,879      634,003
Real estate held for investment .......................       32,803       26,255       27,145       28,402       29,997
Real estate held for sale .............................           --           --           --           --       20,772
Deposits ..............................................    1,416,979    1,449,320    1,471,881    1,484,303    1,216,874
Borrowings ............................................      642,063      571,433      864,676      834,738      504,677
Shareholders' equity ..................................      179,081      160,475      130,923      131,514      121,545

--------------------------------------------------------------------------------------------------------------------------
                                                                            Years Ended September 30,
                                                             2002         2001          2000         1999         1998
                                                          ----------   ----------    ----------   ----------    ----------
                                                                       (In thousands, except per share data)
SELECTED OPERATING DATA:
Total interest and dividend income ....................   $  123,145   $  161,135    $  174,654   $  145,545    $  117,909
Total interest expense ................................       67,419      107,591       120,731       93,282        76,063
                                                          ----------   ----------    ----------   ----------    ----------
     Net interest income before provision for
      loan losses .....................................       55,726       53,544        53,923       52,263        41,846
Provision for loan losses .............................        3,289        5,527         2,509        1,920         2,300
                                                          ----------   ----------    ----------   ----------    ----------
     Net interest income ..............................       52,437       48,017        51,414       50,343        39,546
Other operating income (expense), net
Loan servicing and loan related fees ..................        1,182        3,298         2,734        2,016         2,125
Securities gains (losses) .............................        1,312          996            12         (253)        1,243
Gain on sales of loans ................................       12,751        6,055         1,133        2,806         4,367
Other operating income ................................       11,151       10,987        10,326       11,717        11,173
                                                          ----------   ----------    ----------   ----------    ----------
     Total other operating income, net ................       26,396       21,336        14,205       16,286        18,908
                                                          ----------   ----------    ----------   ----------    ----------
General and administrative expenses(1) ................       48,094       44,318        49,132       43,563        41,831
                                                          ----------   ----------    ----------   ----------    ----------
Income before income tax expense and cumulative
     effect of change in accounting  principle ........       30,739       25,035        16,487       23,066        16,623
Income tax expense ....................................        8,867        6,967         5,364        6,410         1,826
                                                          ----------   ----------    ----------   ----------    ----------
Income before cumulative effect of change in
     accounting principle .............................       21,872       18,068        11,123       16,656        14,797
Cumulative effect of a change in accounting for
     derivative instruments and hedging
     activities, net of income taxes ..................           --          (84)           --           --            --
                                                          ----------   ----------    ----------   ----------    ----------
        Net income ....................................   $   21,872   $   17,984    $   11,123   $   16,656    $   14,797
                                                          ==========   ==========    ==========   ==========    ==========

        Basic earnings per share:
             Before cumulative effect of a change
                  in accounting principle .............   $     2.36   $     1.93    $     1.13   $     1.78    $     1.51
             Cumulative effect of a change in
                  accounting principle ................           --        (0.01)           --           --            --
                                                          ----------   ----------    ----------   ----------    ----------
                                                          $     2.36   $     1.92    $     1.13   $     1.78    $     1.51
                                                          ==========   ==========    ==========   ==========    ==========
        Diluted earnings per share:
             Before cumulative effect of a change
                  in accounting principle .............   $     2.25   $     1.88    $     1.12   $     1.70    $     1.43
             Cumulative effect of a change in
                  accounting principle ................           --        (0.01)           --           --            --
                                                          ----------   ----------    ----------   ----------    ----------
                                                          $     2.25   $     1.87    $     1.12   $     1.70    $     1.43
                                                          ==========   ==========    ==========   ==========    ==========
        Dividends per share ...........................   $     0.60   $     0.40    $     0.36   $     0.32    $     0.28

----------
(1) General and administrative expenses for the year ended September 30, 2000 include the effect of an additional ESOP expense of $7.1 million voluntarily incurred by the Company to repay the remaining loan principal to its ESOP plan. See Note 15 to the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

                                                                          At or For the Years Ended September 30,
                                                           2002            2001             2000            1999           1998
                                                          -------         -------         -------         -------         ------
                                                                                   (Dollars in thousands)
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Performance Ratios (4):
   Return on average assets ......................           0.99%           0.76%           0.44%           0.75%           0.87%
   Return on average equity ......................          12.84           12.08            8.70           13.12           11.29
   Shareholders' equity to total assets ..........           7.66            7.27            5.25            5.31            6.52
   Average shareholders' equity to average
     assets ......................................           7.72            6.33            5.11            5.73            7.71
   Dividend payout ratio .........................          26.67           21.39           32.14           18.82           19.65
   Net interest spread during the period (1) .....           2.45            2.06            1.98            2.33            2.47
   Net interest margin (1) .......................           2.68            2.38            2.24            2.51            2.68
   General and administrative expenses to
     average assets ..............................           2.18            1.88            1.96            1.97            2.46
   Other operating income to average assets ......           1.20            0.91            0.57            0.74            1.11
   Average interest-earning assets to average
     interest-bearing liabilities ................         107.25          106.63          105.20          103.93          104.41

Asset Quality Ratios:
   Non-performing loans to gross loans (2) .......           0.16            0.77            0.95            0.23            0.29
   Non-performing assets to total assets (2) .....           0.18            0.48            0.53            0.13            0.16
   Allowance for loan losses to gross loans ......           1.03            0.88            0.76            0.75            0.77
   Allowance for loan losses to
     non-performing loans (2) ....................         643.37          113.88           80.17          329.44          263.19
   Allowance for loan losses to
     non-performing assets (2) ...................         345.20          109.59           78.71          291.37          257.52
   Net charge-offs to average loans ..............           0.06            0.32            0.12            0.04            0.12

Regulatory Capital Ratios (3):
   Tangible ratio ................................           7.57            8.14            6.78            5.82            6.48
   Core ratio ....................................           7.57            8.14            6.78            5.82            6.48
   Tier 1 risk-based ratio .......................          10.56           12.61           10.92            9.98           10.23
   Total risk-based ratio ........................          11.39           13.41           11.57           10.63           10.88

Other Data:
   Number of deposit accounts ....................        141,820         141,888         141,080         136,292         128,643
   Number of real estate loans outstanding .......          2,463           3,045           3,804           3,482           3,486
   Number of real estate loans serviced ..........          9,921           9,684           9,531           9,046           8,479
   Mortgage loan originations (in thousands) .....   $    918,684    $    612,965    $    412,998    $    636,066    $    505,849
   Consumer loan originations (in thousands) .....   $     84,534    $     62,338    $     51,472    $    102,998    $     93,700
   Commercial loan originations (in thousands) ...   $     62,547    $     51,829    $    101,677    $    114,532    $     84,549
   Full service customer facilities ..............             22              22              22              22              21


----------
(1) Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2) Non-performing loans consist of nonaccrual loans. Non-performing assets consist of non-performing loans and foreclosed properties, which consist of real estate acquired by foreclosure or deed-in-lieu thereof.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a unitary thrift holding company engaged in the financial services business serving southeastern Wisconsin through its wholly-owned subsidiary, the Bank, and the Chicago, Illinois metropolitan marketplace through the Bank's Illinois-based mortgage banking subsidiary.

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

The Company's operations include four strategic business segments: Retail Banking, Commercial Banking, Mortgage Banking and Investments. Management evaluates the financial performance of each segment primarily based on the individual segment's direct contribution to the Company's net income. Information regarding the net interest income, other operating income, profit and average assets for the fiscal years ended September 30, 2002, 2001 and 2000 is set forth in Note 18 to the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

FINANCIAL CONDITION

Total assets at September 30, 2002 were $2.3 billion, an increase of $132.9 million from $2.2 billion at September 30, 2001. The increase is primarily due to an increase of $65.6 million in loans receivable, including mortgage loans held for sale. In fiscal 2002, the Company continued the restructuring of the balance sheet as it continues to reduce the size of its mortgage-backed and related securities and investment securities portfolios.

The restructuring of the balance sheet continues to be one of the strategic initiatives of the Company. During the past three years the Company has reduced the size of its mortgage-backed securities and investment securities portfolios as repayments, scheduled maturities and sales occurred. Funds received from these repayments, maturities and sales have been and are expected to be used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. This restructuring is part of a long-range plan to make the Company's balance sheet composition more representative of "community banks" with a greater percentage of assets in the loan portfolio as opposed to investments. Management anticipates that this restructuring should improve the Company's margins due to the generally higher interest rates on loans, and this will continue to be an ongoing initiative of the Company in fiscal 2003.

Mortgage-backed and related securities, including securities available for sale, decreased $3.6 million to $708.8 million at September 30, 2002 from $712.4 million at September 30, 2001, which represented 30.3% and 32.3% of total assets, respectively. Debt and equity securities decreased $25.1 million to $16.6 million from $41.7 million at September 30, 2001. These decreases were due to repayments, scheduled maturities and sales during the current year. The decrease in mortgage-backed and related securities was partially offset by purchases of $465.9 million during the year ended September 30, 2002. As noted above, in connection with the balance sheet restructuring program, in fiscal 2001 and 2002, the Company reduced the size of its mortgage-backed securities and investment securities portfolios.

Net loans receivable, including loans held for sale, increased $65.6 million to $1.32 billion at September 30, 2002 from $1.26 billion at September 30, 2001. During fiscal 2002, one-to four-family mortgage loans and consumer loans decreased, offset by increases in multi-family, commercial real estate, commercial and home equity loans. The generally lower interest rate environment during the current year impacted the amount and type of loans originated during fiscal 2002 compared with fiscal 2001. One- to four-family mortgage loans decreased $46.9 million to $251.7 million at September 30, 2002 from $298.6 million at September 30, 2001. The Company's one-to four-family mortgage loan portfolio has a significant level of adjustable rate loans and during periods of declining interest rates, the customers generally convert adjustable rate loans to fixed-rate loans. However, fixed rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet. Consumer loans decreased $20.4 million to $87.8 million. The decrease in consumer loans is due to accelerated repayments of consumer loans and the discontinuance of the Company's indirect auto loan program during fiscal 2000. Commercial loans increased $7.9 million to $148.7 million. Commercial loans increased due to an increase in originations. Gross commercial real estate loans increased by $33.2 million to $395.5 million. Multi-family loans increased $32.0 million to $158.3 million. Home equity lines of credit increased $54.8 million to $276.4 million. Home equity lines of credit increased due to an increase in originations.

The Company originated $96.0 million of commercial real estate loans for the year ended September 30, 2002 compared with $105.9 million for the year ended September 30, 2001. Multi-family loan originations increased to $75.5 million for the year ended September 30, 2002 compared with $34.8 million in the prior year. One- to four-family and residential construction loan originations increased to $535.2 million for the year ended September 30, 2002 compared with $312.7 million in the prior year. The Company originated $212.0 million of home equity loans for the year ended September 30, 2002 compared to $159.6 million for the year ended September 30, 2001. Consumer loan originations increased to $84.4 million for the year ended September 30, 2002 compared with $62.3 million in the prior year. Commercial loan originations increased to $62.5 million loans for the year ended September 30, 2002 compared with $51.8 million in the prior year. The generally lower interest rate environment during the current year impacted the amount and type of loans originated during fiscal 2002 compared with fiscal 2001.

Real estate held for investment increased to $32.8 million at September 30, 2002, from $26.3 million at September 30, 2001, consisting of 14 affordable housing projects within the state of Wisconsin, which qualify for tax credits under Section 42 of the Internal Revenue Code.

Deposits decreased $32.3 million to $1.42 billion at September 30, 2002 from $1.45 billion at September 30, 2001. The decrease in deposits was due primarily to decreases of $54.5 million in money market demand account deposits and of $10.6 million in certificates of deposit offset by increases of $27.6 million in demand deposits as well as slight increases in other types of deposit products. At September 30, 2002, certificates of deposits included $191.4 million in brokered certificates of deposit compared with $224.4 million at September 30, 2001, a decrease of $33.0 million. The brokered deposits are used to fund the general operating activities of the Company, with terms from three months to three years in maturity. The majority of the money market demand accounts are tied to a national money market fund index and compete with money market funds. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds.

Advances and other borrowings increased to $642.1 million at September 30, 2002 from $571.4 million at September 30, 2001. The Company uses wholesale funding sources, primarily advances from the FHLB, to fund that part of loan growth not funded by growth in retail deposits and the reduction in the size of its mortgage-backed securities and investment securities portfolios.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL

Net income for the year ended September 30, 2002 increased to $21.9 million compared with $18.0 million for the year ended September 30, 2001. Net income for the year ended September 30, 2002 increased primarily due to an increase of $5.1 million in other operating income and an increase of $4.4 million in net interest income offset by an increase of $3.8 million in general and administrative expenses. The results for the year ended September 30, 2002 include a $3.1 million impairment write-down on the Company's mortgage servicing rights portfolio. The results for the year ended September 30, 2001 include a $2.5 million additional provision for loan losses related to a commercial credit. Fiscal 2001 included a reduction in net income of $84,000 for the cumulative effect of a change in accounting principle resulting from the adoption of Financial Accounting Standard Number 133, "Accounting for Derivative Instruments and Hedging Activities." Fiscal 2001 also included goodwill amortization of $1.2 million. This expense was eliminated with the Company's adoption of Financial Accounting Standard Number 142 effective October 1, 2001.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $2.2 million to $55.7 million for the year ended September 30, 2002 compared to $53.5 million for the year ended September 30, 2001. The increase was due to an increase in the net interest margin to 2.68% in 2002 from 2.38% in 2001, partially offset by a decrease of $169.6 million in average earning assets. The decrease in average earning assets is largely the result of the Company's restructuring efforts to reduce the amount of investment and mortgage-backed securities and of a decrease in the Company's one- to four-family mortgage loan portfolio, which have been refinancing in the recent lower interest rate environment.

Total interest income decreased $38.0 million or 23.6% to $123.1 million for the year ended September 30, 2002 compared to $161.1 million for the year ended September 30, 2001. The decrease in interest income was primarily the result of decreases of $17.5 million in interest on mortgage-backed and related securities, $15.7 million in interest on loans and $5.8 million in interest on debt and equity securities. The decrease in interest on mortgage-backed and related securities was due to a decrease in the average balance to $677.9 million for the year ended September 30, 2002, compared to $779.0 million for the year ended September 30, 2001, as well as a decrease in the average yield on mortgage-backed and related securities to 4.42% for the year ended September 30, 2002 from 6.10% for the year ended September 30, 2001. The decrease in interest on debt and equity securities was due to a decrease in the average balance to $42.1 million for the year ended September 30, 2002, compared to $124.5 million for the year ended September 30, 2001, as well as a decrease in the average yield on debt and equity securities to 4.30% for the year ended September 30, 2002 from 6.10% for the year ended September 30, 2001. The decrease in the average balances of mortgage-backed and related securities and debt and equity securities is due to the continuation of the aforementioned balance sheet restructuring effort in fiscal 2002. The decrease in interest on loans was due to a decrease in the average yield on loans which decreased to 6.81% for the year ended September 30, 2002 from 7.92% for the year ended September 30, 2001, while the average balance of loans remained at $1.3 billion for the years ended September 30, 2002 and 2001. The decrease in the average yields is due primarily to the lower interest rate environment in effect during the year as compared to historical rates.

Total interest expense decreased $40.2 million or 37.3% to $67.4 million for the year ended September 30, 2002 compared to $107.6 million for the year ended September 30, 2001. Interest expense on deposits decreased $30.0 million or 45.2% to $36.3 million for the year ended September 30, 2002 compared to $66.3 million for the year ended September 30, 2001. The average balance of deposits decreased to $1.33 billion for the year ended September 30, 2002, from $1.39 billion for the year ended September 30, 2001. The decrease in the average balance of deposits is primarily due to the decline in the balance of certificates of deposit. The average cost of deposits decreased to 2.74% for the year ended September 30, 2002, from 4.75% for the year ended September 30, 2001. Brokered deposits decreased to $191.4 million during the year compared to $224.4 million in 2001 at weighted average stated rates of 2.59% and 4.99%, respectively. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's deposit portfolio.

Interest expense on advances and other borrowings decreased $10.2 million or 24.7% to $31.1 million for the year ended September 30, 2002 compared to $41.4 million in the prior year. The decrease is due to a decrease in the average balance of advances and other borrowings to $606.2 million for the year ended September 30, 2002 compared to $708.5 million for the year ended September 30, 2001, as well as a decrease in the average cost of advances and other borrowings to 5.13% from 5.83% for the same periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $2.2 million to $3.3 million for the year ended September 30, 2002 compared with $5.5 million for the year ended September 30, 2001. In fiscal 2001, the Company recorded a specific loan loss provision of $2.5 million related to a commercial loan credit that had been in non-performing status since September 2000. For the year ended September 30, 2002, net charge-offs were $763,000 compared with $4.2 million for the year ended September 30, 2001. The decrease in charge-offs in the current fiscal year is due to a $3.5 million charge-off on the aforementioned commercial credit in fiscal 2001. The allowance for loan losses totaled $14.2 million and $11.7 million at September 30, 2002 and 2001, respectively, representing 1.03% and 0.88% of total gross loans, respectively. The Company's loan portfolio is increasingly more diversified than in previous years. The Company has and continues to expect to increase its commercial, consumer and commercial real estate loan portfolios, which are generally presumed to have more risk than single-family mortgage loans. The amount of non-performing loans was $2.2 million or 0.16% of gross loans at September 30, 2002, compared to $10.3 million or 0.77% of gross loans at September 30, 2001. The provision for loan loss is established based on management's evaluation of the risk inherent in its loan portfolio and the general economy. (For further information see "Allowance for Loan Losses").

OTHER OPERATING INCOME

Other operating income increased $5.1 million or 23.7% to $26.4 million for the year ended September 30, 2002 compared to $21.3 million for the year ended September 30, 2001. The results for fiscal 2002 include a $3.1 million charge related to an impairment write-down of the Company's mortgage servicing rights, which is recorded as a valuation reserve at September 30, 2002. The Company's mortgage servicing rights are accounted for at the lower of book or market value. As part of the calculation of the market value of mortgage servicing rights, the Company calculates the present value of the future stream of servicing fee income expected to be received from its mortgage loan servicing portfolio, relying in part on median loan prepayment speeds as forecast by the major mortgage dealers. These mortgage dealer forecasts utilize a number of assumptions, including an assumption as to the future direction of interest rates. The forecasted prepayment speeds increased primarily in the 30-year fixed-rate category of the Company's loan servicing portfolio as compared to the previous period (reflecting forecasts for continued low interest rates and a correspondingly high level of mortgage repayments and refinancings) and resulted in the impairment write-down. In addition to the calculated effects of the changes in prepayment speeds, part of the write-down was attributable to a decline in the Company's servicing portfolio caused by mortgage repayments and refinancings in the low interest rate environment this fiscal year. The Company services $769 million in mortgage loans for others, with those servicing rights valued, net of valuation allowances, at $6.1 million.

Other than the aforementioned impairment on mortgage servicing rights, the increase was primarily due to increases in gains on sales of mortgage loans, securities gains and increases in loan servicing and deposit fee income. Gains on the sale of mortgage loans increased to $12.8 million for the year ended September 30, 2002 compared with $6.1 million for the prior year. The level of gains on loans is highly dependent on the interest rate environment and resulting level of origination and sale of mortgage loans. The decrease in interest rates on mortgage loans in the current fiscal year has resulted in an increased level of loan originations and also in a higher proportion of fixed rate mortgage loans, which the Company generally sells in the secondary market. Excluding the impairment write-down, loan servicing and loan related fees increased to $4.3 million from $3.3 million for the years ended September 30, 2002 and 2001, respectively. The increase was due to a number of factors including increases in prepayment penalties received on early repayment of loans, annual consumer loan fees, origination fees and loan modification fees. Deposit fees and service charges increased to $5.6 million for the year ended September 30, 2002 compared with $5.3 million in the prior year. The Company has been increasing its mix of deposit accounts that generate various fee incomes such as overdraft fees and ATM surcharges.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $3.8 million or 8.5% to $48.1 million for the year ended September 30, 2002, compared to $44.3 million for the year ended September 30, 2001. The increase is primarily due to additional levels of compensation, including increased commissions and incentive pay related to the Company's increased loan origination activity, higher benefit costs and normal merit increases at the start of the Company's fiscal year. Including commissions and salaries, mortgage loan-related compensation increased by approximately $2.0 million for the year ended September 30, 2002 compared to the prior year. Retirement plan expenses increased to $1.6 million for the year ended September 30, 2002 compared to $796,000 for the year ended September 30, 2001. The increase in benefit costs results from comparison to reduced benefit costs reflected in the prior year as a result of the Company having paid off its ESOP loan in June 2000 and having benefited from reduced retirement plan costs for the remainder of calendar year 2000. Normal retirement benefit costs resumed on January 1, 2001. The prior fiscal year also included goodwill amortization of $1.2 million. This expense was eliminated with the Company's adoption of Financial Accounting Standard Number 142 effective as of October 1, 2001.

INCOME TAX EXPENSE

Income tax expense increased by $1.9 million to $8.9 million for the year ended September 30, 2002 compared to $7.0 million for the year ended September 30, 2001. The Company's effective tax rate was 28.9% for the year ended September 30, 2002, compared to 27.8% for the year ended September 30, 2001. The Company's effective tax rate is lower than the combined federal and state tax rates primarily due to the effect of the tax credits earned by the Company's affordable housing subsidiary. The increase in the effective tax rate in the current year is primarily due to an increase in state taxes of $542,000, partially offset by a decrease in acquisition intangible amortization of $228,000. State taxes were lower in the prior fiscal year due to the utilization of state net operating losses. Income tax credits were $2.7 million and $2.6 million, respectively, for the years ended September 30, 2002 and 2001.


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

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's consolidated average statements of financial condition and the consolidated statements of income for the years ended September 30, 2002, 2001 and 2000, and reflects the average yield on assets and average cost of liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. The amount of interest income resulting from the recognition of loan fees was $387,000, $123,000 and $520,000 for the years ended September 30, 2002, 2001 and 2000, respectively. Interest income on non-accruing loans is reflected in the year that it is collected. Such amounts are not material to net interest income or net change in net interest income in any year. Non-accrual loans are included in the average balances and do not have a material effect on the average yield. Tax-exempt investments are immaterial and the tax-equivalent method of presentation is not included in the schedule. Interest rate swaps, which are accounted for as a hedge of the cost of various liabilities, are included in the category of the liability being hedged.

                                                                    YEARS ENDED SEPTEMBER 30,
                                                              --------------------------------------
AVERAGE BALANCE SHEET                                                          2002
                                                              --------------------------------------
                                                                                           AVERAGE
                                                                AVERAGE                     YIELD/
                                                                BALANCE      INTEREST       COST
                                                              -----------   -----------  -----------
                                                                      (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits ..................  $     2,474   $        44         1.78%
Trading account securities .................................           --            --           --
Debt and equity securities .................................       42,143         1,812         4.30
Mortgage-backed and related securities .....................      677,913        29,955         4.42
Loans:
  First mortgage ...........................................      798,009        57,169         7.16
  Home equity ..............................................      244,337        13,608         5.57
  Consumer .................................................       98,987         8,221         8.31
  Commercial ...............................................      148,882         8,903         5.98
                                                              -----------   -----------
    Total loans ............................................    1,290,215        87,901         6.81
Federal Home Loan Bank stock ...............................       66,246         3,433         5.18
                                                              -----------   -----------
      Total earning assets .................................    2,078,991       123,145         5.92
                                                                            -----------
Valuation allowances .......................................      (11,160)
Cash and due from banks ....................................       33,315
Other assets ...............................................      104,582
                                                              -----------
      Total assets .........................................  $ 2,205,728
                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts .............................................  $    90,144   $       262         0.29%
  Money market demand accounts .............................      425,209         5,393         1.27
  Passbook .................................................       90,932           676         0.74
  Certificates of deposit ..................................      719,400        29,956         4.16
                                                              -----------   -----------
    Total interest-bearing deposits ........................    1,325,685        36,287         2.74
Advances and other borrowings ..............................      606,237        31,120         5.13
Advances from borrowers for taxes and insurance ............        6,576            12         0.18
                                                              -----------   -----------
      Total interest-bearing liabilities ...................    1,938,498        67,419         3.48
                                                                            -----------
Non-interest bearing deposits ..............................       81,176
Other liabilities ..........................................       15,691
Shareholders' equity .......................................      170,363
                                                              -----------
Total liabilities and shareholders' equity .................  $ 2,205,728
                                                              ===========
Net interest income ........................................                $    55,726
                                                                            ===========
Net yield on interest-earning assets .......................                                    2.68%
Interest rate spread .......................................                                    2.45
Ratio of earning assets to interest-bearing liabilities ....                                  107.25



                                                                   YEARS ENDED SEPTEMBER 30,
                                                              --------------------------------------
AVERAGE BALANCE SHEET                                                           2001
                                                              --------------------------------------
                                                                                           AVERAGE
                                                                AVERAGE                     YIELD/
                                                                BALANCE       INTEREST      COST
                                                              -----------   -----------  -----------
                                                                       (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits ..................  $     3,307   $       158         4.78%
Trading account securities .................................           98             8         8.16
Debt and equity securities .................................      124,477         7,595         6.10
Mortgage-backed and related securities .....................      778,950        47,478         6.10
Loans:
  First mortgage ...........................................      835,851        65,239         7.81
  Home equity ..............................................      205,333        16,939         8.25
  Consumer .................................................      117,169        10,168         8.68
  Commercial ...............................................      150,365        11,285         7.51
                                                              -----------   -----------            -
    Total loans ............................................    1,308,718       103,631         7.92
Federal Home Loan Bank stock ...............................       32,994         2,265         6.86
                                                              -----------   -----------            -
      Total earning assets .................................    2,248,544       161,135         7.17
                                                                            -----------
Valuation allowances .......................................      (22,248)
Cash and due from banks ....................................       28,444
Other assets ...............................................       99,197
                                                              -----------
      Total assets .........................................  $ 2,353,937
                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts .............................................  $    79,587   $       477         0.60%
  Money market demand accounts .............................      406,068        17,091         4.21
  Passbook .................................................       88,134         1,556         1.77
  Certificates of deposit ..................................      819,427        47,115         5.75
                                                              -----------   -----------            -
    Total interest-bearing deposits ........................    1,393,216        66,239         4.75
Advances and other borrowings ..............................      708,524        41,336         5.83
Advances from borrowers for taxes and insurance ............        6,920            16         0.23
                                                              -----------   -----------            -
      Total interest-bearing liabilities ...................    2,108,660       107,591         5.10
                                                                            -----------
Non-interest bearing deposits ..............................       78,398
Other liabilities ..........................................       18,001
Shareholders' equity .......................................      148,878
                                                              -----------
Total liabilities and shareholders' equity .................  $ 2,353,937
                                                              ===========
Net interest income ........................................                $    53,544
                                                                            ===========
Net yield on interest-earning assets .......................                                    2.38%
Interest rate spread .......................................                                    2.06
Ratio of earning assets to interest-bearing liabilities ....                                  106.63


                                                                     YEARS ENDED SEPTEMBER 30,
                                                              --------------------------------------
AVERAGE BALANCE SHEET                                                          2000
                                                              --------------------------------------
                                                                              AVERAGE
                                                                AVERAGE        YIELD/
                                                                BALANCE       INTEREST      COST
                                                              -----------   -----------  -----------
                                                                      (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits ..................  $     1,381   $        75         5.43%
Trading account securities .................................          654            59         9.02
Debt and equity securities .................................      222,070        13,065         5.88
Mortgage-backed and related securities .....................      899,651        58,250         6.47
Loans:
  First mortgage ...........................................      805,125        62,674         7.78
  Home equity ..............................................      172,312        15,407         8.94
  Consumer .................................................      139,725        11,793         8.44
  Commercial ...............................................      130,166        11,048         8.49
                                                              -----------   -----------
    Total loans ............................................    1,247,328       100,922         8.09
Federal Home Loan Bank stock ...............................       31,041         2,283         7.35
                                                              -----------   -----------
      Total earning assets .................................    2,402,125       174,654         7.27
                                                                            -----------
Valuation allowances .......................................      (42,966)
Cash and due from banks ....................................       31,649
Other assets ...............................................      112,013
                                                              -----------
      Total assets .........................................  $ 2,502,821
                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts .............................................  $    76,485   $       500         0.65%
  Money market demand accounts .............................      364,326        17,330         4.76
  Passbook .................................................      102,547         2,184         2.13
  Certificates of deposit ..................................      890,341        52,451         5.89
                                                              -----------   -----------
    Total interest-bearing deposits ........................    1,433,699        72,465         5.05
Advances and other borrowings ..............................      843,186        48,248         5.72
Advances from borrowers for taxes and insurance ............        6,486            18         0.28
                                                              -----------   -----------
      Total interest-bearing liabilities ...................    2,283,371       120,731         5.29
                                                                            -----------
Non-interest bearing deposits ..............................       74,686
Other liabilities ..........................................       16,924
Shareholders' equity .......................................      127,840
                                                              -----------
Total liabilities and shareholders' equity .................  $ 2,502,821
                                                              ===========
Net interest income ........................................                $    53,923
                                                                            ===========
Net yield on interest-earning assets .......................                                    2.24%
Interest rate spread .......................................                                    1.98
Ratio of earning assets to interest-bearing liabilities ....                                  105.20

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

                                                                YEARS ENDED SEPTEMBER 30,
                                   -------------------------------------------------------------------------------------
                                             2002 COMPARED TO 2001                       2001 COMPARED TO 2000
                                           INCREASE (DECREASE) DUE TO                 INCREASE (DECREASE) DUE TO
                                   -----------------------------------------   -----------------------------------------
                                                          RATE/                                       RATE/
(In thousands)                       RATE      VOLUME     VOLUME      NET        RATE      VOLUME     VOLUME       NET
                                   --------   --------   --------   --------   --------   --------   --------   --------

INTEREST-EARNING ASSETS:
Federal funds sold and
 overnight deposits ...............  $    (99)  $    (40)  $     25   $   (114)  $     (9)  $    105   $    (13)  $     83
Trading account securities ........        (8)        (8)         8         (8)        (6)       (50)         5        (51)
Debt and equity securities ........    (2,243)    (5,024)     1,484     (5,783)       485     (5,742)      (213)    (5,470)
Mortgage-backed and related
 securities .......................   (13,058)    (6,158)     1,693    (17,523)    (3,415)    (7,815)       458    (10,772)
Loans:
   Mortgage .......................    (5,359)    (2,954)       243     (8,070)       167      2,392          6      2,565
   Home equity ....................    (5,503)     3,218     (1,046)    (3,331)    (1,192)     2,952       (228)     1,532
   Consumer .......................      (437)    (1,578)        68     (1,947)       332     (1,903)       (54)    (1,625)
   Commercial and agriculture .....    (2,294)      (111)        23     (2,382)    (1,279)     1,714       (198)       237
                                     --------   --------   --------   --------   --------   --------   --------   --------
     Gross loans receivable .......   (13,593)    (1,425)      (712)   (15,730)    (1,972)     5,155       (474)     2,709
Federal Home Loan Bank stock ......      (555)     2,283       (560)     1,168       (152)       144        (10)       (18)
                                     --------   --------   --------   --------   --------   --------   --------   --------
     Change in interest income.....   (29,556)   (10,372)     1,938    (37,990)    (5,069)    (8,203)      (247)   (13,519)

INTEREST-BEARING LIABILITIES:
Deposits:
   NOW accounts ...................      (245)        63        (33)      (215)       (41)        20         (2)       (23)
   Money market demand accounts ...   (11,941)       806       (563)   (11,698)    (1,996)     1,986       (229)      (239)
   Passbook .......................      (901)        49        (28)      (880)      (374)      (307)        53       (628)
   Certificates of deposit ........   (12,994)    (5,751)     1,586    (17,159)    (1,258)    (4,178)       100     (5,336)
                                     --------   --------   --------   --------   --------   --------   --------   --------
     Total deposits ...............   (26,081)    (4,833)       962    (29,952)    (3,669)    (2,479)       (78)    (6,226)
Advances and other borrowings .....    (4,965)    (5,698)       717    (10,216)       944     (7,705)      (151)    (6,912)
Advances from borrowers for
   taxes and insurance ............        (3)        (1)        --         (4)        (3)         1         --         (2)
                                     --------   --------   --------   --------   --------   --------   --------   --------
     Change in interest
      expense .....................   (31,049)   (10,802)     1,679    (40,172)    (2,728)   (10,183)      (229)   (13,140)
                                     --------   --------   --------   --------   --------   --------   --------   --------
     Change in net interest
      income ......................  $  1,493   $    430   $    259   $  2,182   $ (2,341)  $  1,980   $    (18)  $   (379)
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

In an attempt to manage vulnerability to interest rate changes, management monitors the Company's interest rate risks. The Company has established its investment strategies through an Asset/Liability Committee, which reports to the Board of Directors. The Committee generally meets monthly and reviews the Company's interest rate risk position, maturing securities and borrowings, interest rates and programs for raising deposits, including retail wholesale deposits, and originating and purchasing of loans, and develops policies dealing with these issues. The

Company seeks primarily to manage its interest rate risk through structuring its balance sheet by adjusting the asset and liability allocation in order to reduce its vulnerability to changes in interest rates and to enhance its income. One measure the Company uses to measure interest rate risk is gap. Gap is defined as the difference between the level of assets and the level of liabilities repricing or maturing in a given time period. A positive/(negative) gap occurs when the amount of assets/(liabilities) maturing or repricing within one year are greater than the amount of liabilities/(assets) maturing or repricing within the same period of time. The Company attempts to maintain a positive or negative one-year gap of less than 15% of total assets. If in the estimation of management, the one-year gap exceeded or was soon to exceed that limit, actions would be taken to reduce the Company's exposure to changing interest rates.

At September 30, 2002, the Company's total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same period by $236.2 million, representing a positive cumulative one-year gap ratio of 10.10%, compared to a negative cumulative one-year gap ratio of 1.2% at September 30, 2001. The Company's three-year cumulative gap as of September 30, 2002 was a positive 3.05% of total assets. The change in the Company's gap position is due to the decline in interest rates during fiscal 2001 and 2002. As interest rates declined, the terms of the Company's assets shortened as prepayments of the Company's mortgage-related assets increased and the terms of the liabilities lengthened as consumers invested in longer term certificates of deposit and the Company issued longer term brokered certificates of deposit.

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

However, in the event market interest rates increase 200 to 300 basis points from the current rates at September 30, 2002, the Company expects that its one-year positive gap would become negative due to the anticipated shortening of the terms of the Company's fixed rate callable FHLB advances becoming callable. In addition, prepayments of the Company's mortgage-related assets will slow causing a lengthening of the terms of these assets.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002:

                                                                           More than      More than
                                                Within       Four to       One Year         Three
                                                Three         Twelve       to Three        Years to      Over Five
                                                Months        Months         Years        Five Years        Years        Total
                                              ----------    ----------     ----------     ----------     ----------    ----------
                                                                             (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
    Residential ............................   $   28,544    $   56,430     $   48,707     $   17,215     $   41,421    $  192,317
    Commercial .............................      162,086       124,887        237,807         55,973        120,630       701,383
    Consumer ...............................      270,354        21,836         29,342         26,479         15,755       363,766
Mortgage-backed and related securities .....       22,672        28,392         26,460          8,061          4,661        90,246
Assets available for sale:
     Mortgage loans ........................       65,006            --             --             --             --        65,006
     Fixed rate mortgage related ...........       64,882       100,724        191,003         43,819         35,775       436,203
     Variable rate mortgage related ........      182,377            --             --             --             --       182,377
     Investment securities .................        8,572         3,011          5,013             --             --        16,596
Other assets ...............................       93,104            --             --             --             --        93,104
                                               ----------    ----------     ----------     ----------     ----------    ----------
    Total ..................................   $  897,597    $  335,280     $  538,332     $  151,547     $  218,242    $2,140,998
                                               ==========    ==========     ==========     ==========     ==========    ==========

INTEREST-BEARING LIABILITIES:
Deposits: (3)
     NOW accounts ..........................   $    7,736    $   23,208     $   34,623     $   15,542     $   12,906    $   94,015
     Passbook savings accounts .............        3,305         9,916         19,186         13,309         48,149        93,865
     Money market deposit accounts .........       94,516       283,548            770          1,248            701       380,783
     Certificates of deposit ...............      119,117       295,001        291,858         29,070            145       735,191
Borrowings (4) .............................      130,631        29,680        356,752        125,000             --       642,063
                                               ----------    ----------     ----------     ----------     ----------    ----------
     Total .................................   $  355,305    $  641,353     $  703,189     $  184,169     $   61,901    $1,945,917
                                               ==========    ==========     ==========     ==========     ==========    ==========

Excess (deficiency) of interest-earning
assets over interest-bearing liabilities ...   $  542,292    $ (306,073)    $ (164,857)    $  (32,622)    $  156,341    $  195,081
                                               ==========    ==========     ==========     ==========     ==========    ==========

Cumulative excess (deficiency) of
interest-earning assets over
interest- bearing liabilities ..............   $  542,292    $  236,219     $   71,362     $   38,740     $  195,081
                                               ==========    ==========     ==========     ==========     ==========

Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of
total assets ...............................        23.18%        10.10%          3.05%          1.66%         8.34%
                                               ==========    ==========     ==========     ==========     ==========

(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics, modified for forecasted statistics using the Public Securities Association model of prepayments. For fixed rate mortgage loans and mortgage-backed and related securities, annual prepayment rates ranging from 8% to 50%, based on the loan coupon rate and the type of loan, were used. The increase in prepayment rates during the current fiscal year are due to the decline in interest rates during fiscal 2002.

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $59.0 million at September 30, 2002.

(3) Although the Company's NOW accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 33%, 14% and 99%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $89.8 million or 3.84% of total assets.

(4) Fixed rate callable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Borrowings include fixed rate callable FHLB advances of $320 million maturing in one to three years and $125 million maturing in three to five years.

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

For regulatory reporting the Corporation utilizes a dynamic gap analysis. The dynamic gap analysis involves analyzing the impact on contractual repricing and maturity characteristics for rate sensitive assets, liabilities, and off balance sheet instruments adjusted for the anticipated impact on repricing, prepayment, and option features for different interest rate scenarios (various parallel yield curve shifts). A dynamic consolidated gap position is then analyzed for the impact on net interest income in the various environments. The Corporation's consolidated one year positive gap is 10.10% as of September 30, 2002. The projected sensitivity on net interest income for an immediate and parallel upward yield curve shift of 100 and 200 basis points is an increase of 4% and an increase of 9%, respectively.

The Corporation further measures interest rate risk by analyzing the impact of changing interest rates on the Corporation's market value portfolio equity (market value adjusted capital). The market value portfolio equity analysis involves analyzing the market value of all rate sensitive assets and liabilities under different interest rate and prepayment environments. The change in the market value portfolio equity for changes in interest rates is measured against its current base case. This sensitivity is monitored and compared to desired internal levels and current industry standards. The consolidated market value portfolio equity sensitivity to an immediate and parallel upward yield curve shift of up 100 and 200 basis points is - 8% and -12%, respectively.

The Company enters into interest rate exchange agreements ("swaps") from time to time in order to reduce the interest rate risk associated with brokered certificates of deposit. The agreements have been both fixed-pay, floating-receive swaps whereby the Company pays interest at a fixed rate and receives interest at a floating rate based on a notional amount of principal, locking in a fixed cost of funds and fixed-receive, floating-pay swaps whereby the Company receives interest at a fixed rate and pays interest at a floating rate based on a notional amount of principal, locking in a floating cost of funds. The net interest income or expense resulting from the differential between exchanging floating rate and fixed rate interest payments is recorded on a current basis. There are certain risks associated with swaps, including the risk that the counterparty may default and that there may not be an exact correlation between the indices on which the swap agreements are based and the terms of the hedged liabilities. In order to offset these risks, the Company generally enters into swap agreements only with nationally recognized securities firms and monitors the credit status of counterparties, the level of collateral for such swaps and the correlation between the hedged liabilities and indices utilized. Generally, the swaps have been designed to more accurately match the interest cash flows of certain liabilities used to fund specific assets to the interest rate characteristics of those assets. At September 30, 2002, the Company did not have any interest rate swaps outstanding. The largest aggregate notional amount of the Company's interest rate swaps at any one time over the past five years is $410.0 million.

For the years ended September 30, 2002, 2001 and 2000, the Company realized net interest income on interest rate exchange agreement activity of $1.4 million, $1.6 million and $1.1 million, respectively. While this activity resulted in net interest income in fiscal years 2002, 2001 and 2000, the Company effectively matched the related funding costs of certain assets with the interest rate characteristics of those assets. The Company's Investment Policy limits the notional amount of outstanding interest rate exchange agreements to $450.0 million. Any notional amounts of interest rate exchange agreements in excess of $450.0 million must be approved by the Company's Board of Directors.

The Company has primarily utilized forward loan sale commitments to reduce exposure to interest rate risk of its mortgage loans held for sale and saleable loan production. These commitments are entered into on both a mandatory and best efforts delivery basis. Under a mandatory delivery commitment, the Company is required to deliver the targeted loans by a set date. Best efforts delivery involves the Company agreeing, but not required to, deliver targeted loans by a set date. Commitments can be conducted in groups of similar loans or on an individual loan basis.

The Company also has the authority to use the mortgage loans held for sale as collateral to create a mortgage backed security ("MBS"). The MBS can then be sold in whole or in part to reduce the Company's exposure to interest rate risk. In addition, the Company has the authority to engage in financial futures or options on financial futures to reduce the exposure to interest rate risk from mortgage banking activities. No securitizations, financial futures, or options on financial futures were utilized to manage the risks associated with mortgage banking activities during the fiscal year ended September 30, 2002. In order to limit the risks associated with financial futures and options, the Company's investment policy limits the notional amount of outstanding options to $50 million.

While no options on financial futures were used to reduce the exposure to interest rate risk of its mortgage loans held for sale, the Company did utilize options with its available for sale portfolio during the fiscal year. Options were used in order to enhance the yield of the mortgage-backed and related securities available-for-sale. No options were outstanding as of September 30, 2002. The options were not considered to be hedges under SFAS No. 133 and any changes in market value of the outstanding options related to that activity are included in securities gains on the consolidated income statement.

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002.

                                                               More than                More than                More than
                                        Within                  One Year                Two Years               Three Years
                                       One Year               to Two Years            to Three Years           to Four Years
                                ---------------------    ---------------------    ---------------------    ---------------------
                                                                          (In millions)
Interest Earning Assets
Loans:
    Residential .............   $     0.9        9.40%   $     1.3        7.88%   $     2.1        6.58%   $     0.3        8.02%
    Commercial ..............        87.6        5.12%        51.3        6.18%        61.9        6.51%        45.2        5.42%
    Consumer ................        41.8        5.35%        42.5        5.53%       111.1        5.43%       124.0        5.36%

Mortgage-backed
  securities:
    Fixed rate ..............       216.7        4.76%       108.7        4.76%       108.7        4.76%        26.0        4.76%
    Adjustable rate .........        36.4        2.19%        31.0        2.19%        23.7        2.19%        21.9        2.19%

Debt and equity
  securities ................        11.6        3.00%         5.0        3.69%          --          --           --          --

Other .......................        93.1        5.00%          --          --           --          --           --          --
                                ---------                ---------                ---------                ---------
Total interest
  earning assets ............   $   488.1        4.70%   $   239.8        4.86%   $   307.5        5.17%   $   217.4        4.99%
                                =========                =========                =========                =========

Interest Bearing Liabilities

Deposits:
    NOW accounts ............   $    30.9        0.25%   $    17.3        0.25%   $    17.3        0.25%   $     7.8        0.25%
    Passbooks ...............        13.2        0.35%         9.6        0.35%         9.6        0.35%         6.7        0.35%
    Money market ............       378.1        0.91%         0.4        0.91%         0.4        0.91%         0.6        0.91%
    Certificates ............       414.1        3.05%       244.2        3.87%        47.7        4.48%        17.9        4.76%

Borrowings
    Fixed rate ..............        25.0        2.78%        25.0        4.80%       362.9        5.55%        25.0        5.02%
    Adjustable rate .........       129.2        1.95%          --          --           --          --           --          --
                                ---------                ---------                ---------                ---------
Total interest
  bearing liabilities .......   $   990.5        1.96%   $   296.5        3.62%   $   437.9        5.11%   $    58.0        3.72%
                                =========                =========                =========                =========


                                      More than                                                                Fair
                                      Four Years                 Over                                         Market
                                    to Five Years             Five Years                  Total               Value
                                ---------------------    ---------------------    ----------------------    ---------
                                                                         (In millions)
Interest Earning Assets
Loans:
    Residential .............   $    14.0        6.77%   $   238.7        6.60%   $   257.3         6.63%   $   265.0
    Commercial ..............       141.1        6.89%       314.3        7.04%       701.4         6.56%       715.4
    Consumer ................        15.2        8.54%        29.2        8.94%       363.8         5.82%       364.7

Mortgage-backed
  securities:
    Fixed rate ..............        25.9        4.76%        40.4        4.76%       526.4         4.76%       527.5
    Adjustable rate .........        20.1        2.19%        49.3        2.19%       182.4         2.19%       182.4

Debt and equity
  securities ................          --          --           --          --         16.6         3.21%        16.6

Other .......................          --          --           --          --         93.1         5.00%        93.1
                                ---------                ---------                ---------                 ---------
Total interest
  earning assets ............   $   216.3        6.31%   $   671.9        6.47%   $ 2,141.0         5.53%   $ 2,164.7
                                =========                =========                =========                 =========

Interest Bearing Liabilities

Deposits:
    NOW accounts ............   $     7.8        0.25%   $    12.9        0.25%   $    94.0         0.25%   $    90.7
    Passbooks ...............         6.7        0.35%        48.1        0.35%        93.9         0.35%        87.9
    Money market ............         0.6        0.91%         0.7        0.91%       380.8         0.91%       379.9
    Certificates ............        11.2        4.75%         0.1        8.00%       735.2         3.48%       749.2

Borrowings
    Fixed rate ..............        75.0        5.95%          --          --        512.9         5.41%       567.9
    Adjustable rate .........          --          --           --          --        129.2         1.95%       129.2
                                ---------                ---------                ---------                 ---------
Total interest
  bearing liabilities .......   $   101.3        4.98%   $    61.8        0.35%   $ 1,946.0         3.08%   $ 2,004.8
                                =========                =========                =========                 =========

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001.

                                                                 More than                More than                More than
                                           Within                 One Year                Two Years               Three Years
                                          One Year              to Two Years            to Three Years           to Four Years
                                   ---------------------   ---------------------    ---------------------    ---------------------
                                                                            (In millions)
Interest Earning Assets

Loans:
    Residential ................   $     0.9        9.40%  $     1.0        7.94%   $     3.8        7.52%   $     0.6        7.87%
    Commercial .................        91.3        5.95%       21.8        7.95%        52.6        7.79%        29.6        7.77%
    Consumer ...................        26.6        6.39%       38.5        6.63%       110.7        6.80%        97.6        7.01%

Mortgage-backed
  securities:
    Fixed rate .................       192.5        6.31%       79.3        6.31%        79.4        6.31%        25.5        6.31%
    Adjustable rate ............        55.1        4.72%       46.9        4.72%        35.8        4.72%        33.1        4.72%

Debt and equity
  securities ...................        41.7        6.32%         --          --           --          --           --          --

Other ..........................        62.8        6.00%         --          --           --          --           --          --
                                   ---------               ---------                ---------                ---------
Total interest
  earning assets ...............   $   470.9        6.02%  $   187.5        6.18%   $   282.3        6.59%   $   186.4        6.63%
                                   =========               =========                =========                =========

Interest Bearing Liabilities

Deposits:
    NOW accounts ...............   $    27.7        0.50%  $    15.5        0.50%   $    15.5        0.50%   $     7.0        0.50%
    Passbooks ..................        13.3        0.75%        9.4        0.75%         9.4        0.75%         6.3        0.75%
    Money market ...............       428.9        2.95%        1.9        2.95%         1.9        2.95%         0.7        2.95%
    Certificates ...............       496.1        4.93%      112.1        5.15%        46.7        4.61%         9.1        5.51%

Borrowings
    Fixed rate .................        26.2        4.85%       31.3        4.80%       271.2        5.76%       184.7        5.84%
    Adjustable rate ............        58.0        3.42%         --          --           --          --           --          --
                                   ---------               ---------                ---------                ---------
Total interest
  bearing liabilities ..........   $ 1,050.2        3.87%  $   170.2        4.39%   $   344.7        5.22%   $   207.8        5.48%
                                   =========               =========                =========                =========


                                               More than                                                              Fair
                                              Four Years                  Over                                       Market
                                            to Five Years              Five Years                   Total             Value
                                        ---------------------    ---------------------    ----------------------    ---------
                                                                                (In millions)
Interest Earning Assets
Loans:
    Residential ...................     $    17.2        7.26%   $   318.3        7.45%   $   341.8         7.45%   $   345.2
    Commercial ....................          77.0        7.94%       313.5        7.69%       585.8         7.47%       591.6
    Consumer ......................          24.2        8.72%        31.7        9.51%       329.3         7.21%       334.3

Mortgage-backed
  securities:
    Fixed rate ....................          25.4        6.31%        34.6        6.31%       436.7         6.31%       440.3
    Adjustable rate ...............          30.3        4.72%        74.4        4.72%       275.6         4.72%       273.8

Debt and equity
  securities ......................            --          --           --          --         41.7         6.32%        41.7

Other .............................            --          --           --          --         62.8         6.00%        62.8
                                        ---------                ---------                ---------                 ---------
Total interest
  earning assets ..................     $   174.1        7.18%   $   772.5       7.32%    $ 2,073.7         6.75%   $ 2,089.7
                                        =========                =========                =========                 =========

Interest Bearing Liabilities

Deposits:
    NOW accounts ..................     $     6.9        0.50%   $    11.4        0.50%   $    84.0         0.50%   $    76.4
    Passbooks .....................           6.4        0.75%        43.9        0.75%        88.7         0.75%        66.5
    Money market ..................           0.6        2.95%         1.3        2.95%       435.3         2.95%       434.7
    Certificates ..................           3.4        5.50%        78.4        6.13%       745.8         5.08%       752.9

Borrowings
    Fixed rate ....................            --          --           --          --        513.4         5.68%       547.1
    Adjustable rate ...............            --          --           --          --         58.0         3.42%        58.0
                                        ---------                ---------                ---------                 ---------
Total interest
  bearing liabilities .............     $    17.3        1.66%   $   135.0        3.84%   $ 1,925.2         4.31%   $ 1,935.6
                                        =========                =========                =========                 =========

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

ACCOUNTING FOR INCOME TAXES - As part of the process of preparing the consolidated financial statements the Company is required to estimate income taxes for federal and state purposes. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated statements of financial condition. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company would include an expense within the tax provision in the statements of income.

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

MORTGAGE SERVICING RIGHTS - The Company recognizes as a separate asset the rights to service mortgage loans for others. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. Estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced. Net income could be affected if management's estimate of the prepayment speeds or other factors differ materially from actual prepayments.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, borrowings from the FHLB, proceeds from principal and interest payments on loans and principal and interest payments on mortgage-backed and related securities and on debt and equity securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and prepayments on mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Mortgage loan and mortgage security prepayments were generally higher during 2001 and 2002 because of the generally lower level of interest rates throughout those years.

The ratio of liquid assets to deposits and short-term borrowings required by the OTS is currently 4.0%. The Bank's liquidity ratio was 7.7% and 12.4% at September 30, 2002 and 2001, respectively. The Bank adjusts its liquidity levels in order to meet various funding needs and to meet its asset and liability management objectives.

The Bank's most liquid assets are cash and cash equivalents and highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2002 and 2001, liquid assets of the Bank (as defined in the OTS regulations) were $155.3 million and $238.9 million, respectively.

In fiscal 2001 and 2002, the Company continued to reduce the size of its mortgage-backed securities and investment securities portfolios as part of a strategy to decrease the proportion of earnings from that segment of its balance sheet. The reduction was primarily accomplished through the repayment of principal, scheduled maturities and the sale of available-for-sale securities. Funds generated from the repayment of principal, maturities and sales from the mortgage-backed securities and investment securities portfolios were used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. Management anticipates that this form of "balance sheet restructuring" will be an ongoing strategic initiative of the Company in fiscal 2003.

Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB. The Company has found brokered certificates of deposit to be an efficient source and a cost-effective method, relative to local retail market deposits, of meeting the Company's funding needs. Management believes that a significant portion of its retail deposits will remain with the Company, and in the case of brokered deposits, may be replaced with similar type accounts even should the level of interest rates change. However, in the event of a significant increase in market interest rates, the cost of obtaining replacement brokered deposits would increase as well. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available and obtained from borrowings from the FHLB. Funds also may be available through reverse repurchase agreements wherein the Company pledges mortgage-backed securities. The Company utilizes its borrowing capabilities on a regular basis. At September 30, 2002, FHLB advances totaled $512.2 million or 23.7% of total liabilities and at September 30, 2001, FHLB advances were $513.4 million or 25.1% of total liabilities. At September 30, 2002, the Company had a borrowing capacity available of $305.2 million from the FHLB. At September 30, 2002 and 2001, the Company had $69.9 million and zero, respectively, of reverse repurchase agreements. The Company's reverse repurchase agreements are generally short-term, with maturities of less than 90 days, however, the agreements may have maturities of up to 2 years. In a rising interest rate environment, such short-term borrowings present the risk that upon maturity, the borrowings will have to be replaced with higher rate borrowings. The Company generally has matched such borrowings to specific assets and has relatively little liquidity risk due to the fact that the assets and borrowings mature at approximately the same time.

The amount of principal repayments on loans and mortgage securities are heavily influenced by the general level of interest rates in the economy. Funds received from principal repayments on mortgage securities for the years ended September 30, 2002 and 2001, were $336.4 million and $139.4 million, respectively. Funds received from principal repayments on loans for the years ended September 30, 2002 and 2001, were $576.1 million and $513.9 million, respectively. In addition to principal repayments, the Company sells mortgage loans to government agencies (primarily FNMA) and to institutional investors. Total mortgage loan sales to FNMA and others were $769.7 million and $453.5 million for the years ended September 30, 2002 and 2001, respectively.

Funds generated from principal repayments and sales of loans and mortgage-backed and related securities are reinvested back into loans receivable and mortgage-backed and related securities through origination and purchase, used to reduce the Company's wholesale debt and as an additional source of liquidity. Loan originations totaled $1.1 billion and $727.1 million for the years ended September 30, 2002 and 2001, respectively. Purchases of mortgage-backed and related securities totaled $465.9 million and $124.7 million for the years ended September 30, 2002 and 2001, respectively. During the years ended September 30, 2002 and 2001, the Company repurchased approximately 70,300 shares and 258,400 shares of its common stock in share repurchase programs at a total cost of approximately $1.5 million and $5.2 million, respectively. Shares repurchased are funded through dividends received from the Bank and the Company's line of credit. Due to the Company's access to liquidity, shares repurchased have a minimal effect on the Company's liquidity.

At September 30, 2002 and 2001, the Company had outstanding loan commitments including lines of credit of $451.1 million and $304.0 million, respectively. The Company had no commitments to purchase loans outstanding at either of these dates. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit, including brokered certificates, which are scheduled to mature in one year or less at September 30, 2002 and 2001, were $414.1 million and $496.6 million, respectively. Management believes that a significant portion of such deposits will remain with the Company.

Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits or debt issuances, as well as leases for premises and equipment. As a financial service provider the Company routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Company.

The following table summarizes significant contractual obligations and other commitments at September 30, 2002.

                                                                 Short and
                                              Certificates of    Long Term         Operating
Years Ended September 30,                         Deposit       Borrowings(1)        Leases          Total
-------------------------                     ---------------   -------------      ---------      -----------
                                                                      (In thousands)
2003.....................................     $       414,118   $     154,169      $   1,462      $   569,749
2004.....................................             244,193          25,000          1,075          270,268
2005.....................................              47,665         362,894            617          411,176
2006.....................................              17,864          25,000            581           43,445
2007.....................................              11,206          75,000            581           86,787
2008 and thereafter......................                 145              --          9,187            9,332
                                              ---------------   -------------      ---------      -----------
Total....................................     $       735,191   $     642,063      $  13,503      $ 1,390,757
                                              ===============   =============      =========      ===========

Commitments to extend credit.............                                                         $   451,095
                                                                                                  ===========

(1) Fixed rate callable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Short and long term borrowings include fixed rate callable advances of $320 million maturing in fiscal 2005, $25 million maturing in fiscal 2006 and $75 million maturing in fiscal 2007.

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

CURRENT ACCOUNTING DEVELOPMENTS

The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"--a replacement of FASB Statement No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2002. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2002. This Statement is to be applied prospectively with certain exceptions. Therefore, earlier or retroactive application of this Statement is not permitted. Adoption of this standard did not materially affect the results of operations or financial position of the Company.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses how and when to measure impairment of long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. SFAS No. 144 supersedes FASB Statement No. 121, which addressed asset impairment, and certain provisions of APB Opinion No. 30 related to reporting the effects of the disposal of a business segment, and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. This Statement is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. Adoption of this standard is not expected to materially affect the results of operations or financial position of the Company.

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

The FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"). SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," to remove the acquisition of financial institutions from the scope of that statement and provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. Except for transactions between two or more mutual enterprises, SFAS No. 147 requires acquisitions of financial institutions that meet the definition of a business combination to be accounted for in accordance with SFAS No. 141 and SFAS No. 142. The provisions of SFAS No. 147 are effective on October 1, 2002, with earlier application permitted. Adoption of this standard is not expected to materially affect the results of operations or financial position of the Company.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
St. Francis Capital Corporation:

We have audited the accompanying consolidated statements of financial condition of St. Francis Capital Corporation and Subsidiary (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Francis Capital Corporation and Subsidiary as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 20 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal 2002.


                                                         /s/ KPMG LLP


Milwaukee, Wisconsin
October 18, 2002

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition



                                                                                                 September 30,
(In thousands, except share data)                                                            2002             2001
---------------------------------                                                         -----------      -----------
ASSETS
Cash and due from banks (note 2) ....................................................     $    43,515      $    37,989
Federal funds sold and overnight deposits ...........................................           2,320              111
                                                                                          -----------      -----------
Cash and cash equivalents ...........................................................          45,835           38,100
                                                                                          -----------      -----------
Assets available for sale, at fair value:
    Debt and equity securities (notes 3 and 9) ......................................          16,596           41,661
    Mortgage-backed and related securities (notes 4 and 9) ..........................         618,580          616,969
Mortgage loans held for sale, at lower of cost or market (note 5) ...................          65,006           18,974
Securities held to maturity, at amortized cost:
    Mortgage-backed and related securities (fair value of $91,318
        and $96,237, respectively) (notes 4 and 9) ..................................          90,246           95,384
Loans receivable, net (notes 5 and 9) ...............................................       1,257,466        1,237,900
Federal Home Loan Bank stock, at cost ...............................................          90,784           62,691
Accrued interest receivable (note 6) ................................................           9,398           11,115
Foreclosed properties ...............................................................           1,908              401
Real estate held for investment .....................................................          32,803           26,255
Premises and equipment, net (note 7) ................................................          29,824           29,128
Receivable for securities sales .....................................................          48,089               --
Other assets (notes 5,11 and 20) ....................................................          32,582           27,688
                                                                                          -----------      -----------
Total assets ........................................................................     $ 2,339,117      $ 2,206,266
                                                                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits (note 8) ...................................................................     $ 1,416,979      $ 1,449,320
Short term borrowings (note 9) ......................................................         605,236          497,152
Long term borrowings (note 9) .......................................................          36,827           74,281
Advances from borrowers for taxes and insurance .....................................           9,886           10,350
Payable for securities purchases ....................................................          71,544               --
Accrued interest payable and other liabilities (notes 8 and 15) .....................          19,564           14,688
                                                                                          -----------      -----------
Total liabilities ...................................................................       2,160,036        2,045,791
                                                                                          -----------      -----------
Commitments and contingencies (note 16) .............................................              --               --

Shareholders' equity:
Preferred stock $.01 par value:
    Authorized, 6,000,000 shares
    None issued .....................................................................              --               --
Common stock $.01 par value:
    Authorized 24,000,000 shares
    Issued 14,579,240 shares
    Outstanding, 9,350,873 and 9,208,244 shares, respectively .......................             146              146
Additional paid-in-capital ..........................................................          89,324           88,826
Retained earnings, substantially restricted (note 12) ...............................         160,494          144,630
Accumulated other comprehensive income ..............................................           1,632            1,137
Treasury stock, at cost (5,228,367 and 5,370,996 shares, respectively)(note 14) .....         (72,515)         (74,264)
                                                                                          -----------      -----------
Total shareholders' equity ..........................................................         179,081          160,475
                                                                                          -----------      -----------
Total liabilities and shareholders' equity ..........................................     $ 2,339,117      $ 2,206,266
                                                                                          ===========      ===========





           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income


                                                                                          Years Ended September 30,
                                                                                -----------------------------------------------
(In thousands, except per share data)                                               2002             2001              2000
-------------------------------------                                           ------------     ------------      ------------
Interest and dividend income:
      Loans (note 5) ......................................................     $     87,901     $    103,631      $    100,922
      Mortgage-backed and related securities ..............................           29,955           47,478            58,250
      Debt and equity securities ..........................................            1,812            7,595            13,065
      Federal funds sold and overnight deposits ...........................               44              158                75
      Federal Home Loan Bank stock ........................................            3,433            2,265             2,283
      Trading account securities ..........................................               --                8                59
                                                                                ------------     ------------      ------------
Total interest and dividend income ........................................          123,145          161,135           174,654

Interest expense:
      Deposits (note 8) ...................................................           36,287           66,239            72,465
      Advances and other borrowings .......................................           31,132           41,352            48,266
                                                                                ------------     ------------      ------------
Total interest expense ....................................................           67,419          107,591           120,731
                                                                                ------------     ------------      ------------

Net interest income before provision for loan losses ......................           55,726           53,544            53,923
Provision for loan losses (note 5) ........................................            3,289            5,527             2,509
                                                                                ------------     ------------      ------------
Net interest income .......................................................           52,437           48,017            51,414
                                                                                ------------     ------------      ------------

Other operating income (expense), net:
      Loan servicing and loan related fees ................................            1,182            3,298             2,734
      Depository fees and service charges .................................            5,586            5,318             4,933
      Securities gains (notes 3 and 4) ....................................            1,312              996                12
      Gain on sales of loans (note 5) .....................................           12,751            6,055             1,133
      Insurance, annuity and brokerage commissions ........................            1,556            1,238             1,412
      Gain (loss) on foreclosed properties ................................               69              (17)               36
      Income from real estate held for investment .........................            3,190            3,026             3,014
      Other income ........................................................              750            1,422               931
                                                                                ------------     ------------      ------------
Total other operating income, net .........................................           26,396           21,336            14,205
                                                                                ------------     ------------      ------------

General and administrative expenses:
        Compensation and other employee benefits ..........................           27,022           22,096            19,293
        ESOP expense ......................................................              327              188             8,176
        Occupancy expenses, including depreciation ........................            4,907            4,718             4,471
        Furniture and equipment, including depreciation ...................            3,874            4,250             4,465
        Real estate held for investment expenses ..........................            3,120            3,114             3,223
        Other general and administrative expenses (note 10) ...............            8,844            9,952             9,504
                                                                                ------------     ------------      ------------
Total general and administrative expenses .................................           48,094           44,318            49,132
                                                                                ------------     ------------      ------------

Income before income tax expense and cumulative effect of
     change in accounting principle .......................................           30,739           25,035            16,487
Income tax expense (note 11) ..............................................            8,867            6,967             5,364
                                                                                ------------     ------------      ------------
Income before cumulative effect of change in accounting principle .........     $     21,872     $     18,068      $     11,123
Cumulative effect of a change in accounting for derivative
     instruments and hedging activities (net of income taxes of $55) ......               --              (84)               --
                                                                                ------------     ------------      ------------
Net income ................................................................     $     21,872     $     17,984      $     11,123
                                                                                ============     ============      ============

Basic earnings per share (note 13):
     Before cumulative effect of a change in accounting principle .........     $       2.36     $       1.93      $       1.13

     Cumulative effect of a change in accounting principle ................               --            (0.01)               --
                                                                                ------------     ------------      ------------
                                                                                $       2.36     $       1.92      $       1.13
                                                                                ============     ============      ============

Diluted earnings per share (note 13):
     Before cumulative effect of a change in accounting principle .........     $       2.25     $       1.88      $       1.12

     Cumulative effect of a change in accounting principle ................               --            (0.01)               --
                                                                                ------------     ------------      ------------
                                                                                $       2.25     $       1.87      $       1.12
                                                                                ============     ============      ============



           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income





                                            Shares of
                                             Common                     Additional      Unearned
                                             Stock          Common        Paid-In         ESOP         Retained
                                           Outstanding      Stock         Capital     Compensation     Earnings
                                           -----------    -----------   -----------   -------------   -----------
                                                               (In thousands, except per share data)

BALANCE AT SEPTEMBER 30, 1999 ..........    10,156,770    $       146   $    82,426   $      (2,260)  $   123,193
Net income .............................            --             --            --              --        11,123
Change in unrealized loss on
     securities available for sale .....            --             --            --              --            --
Reclassification adjustment for
     gains realized in net income ......            --             --            --              --            --
Income taxes ...........................            --             --            --              --            --

Comprehensive income ...................

Cash dividend - $0.36 per share ........            --             --            --              --        (3,578)

Purchase of treasury stock .............      (769,388)            --            --              --            --
Exercise of stock options, net .........        49,815             --            10              --          (339)
Amortization of unearned
     compensation ......................            --             --         6,363           2,260            --
                                           -----------    -----------   -----------   -------------   -----------
BALANCE AT SEPTEMBER 30, 2000 ..........     9,437,197    $       146   $    88,799   $          --   $   130,399

Net income .............................            --             --            --              --        17,984
Change in unrealized loss on
     securities available for sale .....            --             --            --              --            --

Reclassification adjustment for
     gains realized in net income ......            --             --            --              --            --

Income taxes ...........................            --             --            --              --            --

Comprehensive income ...................

Cash dividend - $0.40 per share ........            --             --            --              --        (3,753)
Purchase of treasury stock .............      (258,353)            --            --              --            --
Exercise of stock options, net .........        29,400             --            27              --            --
                                           -----------    -----------   -----------   -------------   -----------
BALANCE AT SEPTEMBER 30, 2001 ..........     9,208,244    $       146   $    88,826   $          --   $   144,630

Net income .............................            --             --            --              --        21,872
Change in unrealized gain on
     securities available for sale .....            --             --            --              --            --

Reclassification adjustment for
     gains realized in net income ......            --             --            --              --            --

Income taxes ...........................            --             --            --              --            --

Comprehensive income ...................

Cash dividend - $0.60 per share ........            --             --            --              --        (5,559)
Purchase of treasury stock .............       (32,459)            --            --              --            --
Exercise of stock options, net .........       175,088             --           498              --          (449)
                                           -----------    -----------   -----------   -------------   -----------
BALANCE AT SEPTEMBER 30, 2002 ..........     9,350,873    $       146   $    89,324   $          --   $   160,494
                                           ===========    ===========   ===========   =============   ===========



                                              Accumulated
                                                 Other
                                              Comprehensive
                                                 Income/      Treasury
                                                 (Loss)         Stock          Total
                                              ------------    -----------    -----------
                                                (In thousands, except per share data)

BALANCE AT SEPTEMBER 30, 1999 ..........      $    (13,057)   $   (58,934)   $   131,514
Net income .............................                --             --         11,123
Change in unrealized loss on
     securities available for sale .....            (9,168)            --         (9,168)
Reclassification adjustment for
     gains realized in net income ......               (12)            --            (12)
Income taxes ...........................             3,314             --          3,314
                                                                             -----------
Comprehensive income ...................                                           5,257

Cash dividend - $0.36 per share ........                --             --         (3,578)

Purchase of treasury stock .............                --        (11,226)       (11,226)
Exercise of stock options, net .........                --            662            333
Amortization of unearned
     compensation ......................                --             --          8,623
                                              ------------    -----------    -----------
BALANCE AT SEPTEMBER 30, 2000 ..........      $    (18,923)   $   (69,498)   $   130,923

Net income .............................                --             --         17,984
Change in unrealized loss on
     securities available for sale .....            33,660             --         33,660

Reclassification adjustment for
     gains realized in net income ......              (996)            --           (996)

Income taxes ...........................           (12,604)            --        (12,604)
                                                                             -----------
Comprehensive income ...................                                          38,044

Cash dividend - $0.40 per share ........                --             --         (3,753)
Purchase of treasury stock .............                --         (5,166)        (5,166)
Exercise of stock options, net .........                --            400            427
                                              ------------    -----------    -----------
BALANCE AT SEPTEMBER 30, 2001 ..........      $      1,137    $   (74,264)   $   160,475

Net income .............................                --             --         21,872
Change in unrealized gain on
     securities available for sale .....             1,988             --          1,988

Reclassification adjustment for
     gains realized in net income ......            (1,312)            --         (1,312)

Income taxes ...........................              (181)            --           (181)
                                                                             -----------
Comprehensive income ...................                                          22,367

Cash dividend - $0.60 per share ........                --             --         (5,559)
Purchase of treasury stock .............                --           (679)          (679)
Exercise of stock options, net .........                --          2,428          2,477
                                              ------------    -----------    -----------
BALANCE AT SEPTEMBER 30, 2002 ..........      $      1,632    $   (72,515)   $   179,081
                                              ============    ===========    ===========

           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                                                      Years Ended September 30,
                                                                           --------------------------------------------
                                                                               2002            2001            2000
                                                                           ------------    ------------    ------------
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................   $     21,872    $     17,984    $     11,123
Adjustments to reconcile net income to net cash provided by
operating activities:
      Provision for loan losses ........................................          3,289           5,527           2,509
      Depreciation, accretion and amortization .........................          8,171           7,932           7,116
      Deferred income taxes ............................................           (507)         (7,546)          2,211
      Securities gains .................................................         (1,312)           (996)            (12)
      Originations of loans held for sale ..............................       (819,349)       (462,999)       (118,267)
      Proceeds from sales of loans held for sale .......................        786,068         458,146         119,954
      ESOP expense .....................................................            327             188           8,623
      Gain on sales of loans ...........................................        (12,751)         (6,055)         (1,133)
      Impairment write-down on mortgage servicing rights ...............          3,100              --              --
      Stock dividends received on Federal Home Loan Bank stock .........         (3,093)         (2,273)         (1,096)
      Other, net .......................................................         (9,422)         (6,077)          1,092
                                                                           ------------    ------------    ------------
Net cash provided by (used in) operating activities ....................        (23,607)          3,831          32,120
                                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of debt securities held to maturity .......             --              --             300
    Purchases of mortgage-backed and related securities
         held to maturity ..............................................        (67,204)        (82,598)             --
    Principal repayments on mortgage-backed and related
      securities held to maturity ......................................         72,342          14,302          12,387
    Purchases of mortgage-backed securities available for sale .........       (398,668)        (42,071)             --
    Proceeds from sales of mortgage-backed securities
      available for sale ...............................................        157,114         104,425          29,105
    Principal repayments on mortgage-backed securities
      available for sale ...............................................        264,106         125,052         103,318
    Purchases of debt and equity securities available for sale .........        (69,296)         (5,480)             --
    Proceeds from sales of debt and equity securities available
      for sale .........................................................         12,321          30,663           2,757
    Proceeds from maturities of debt and equity securities
    available for sale .................................................         82,008         153,720             402
    Purchases of Federal Home Loan Bank stock ..........................        (25,000)        (30,000)         (1,495)
    Redemption of Federal Home Loan Bank stock .........................             --              --           3,000
    Purchases of loans .................................................       (341,249)       (201,050)        (90,067)
    (Increase) decrease in loans, net of loans held for sale ...........        321,683         260,452         (93,844)
    Increase in real estate held for investment ........................         (7,916)           (462)           (210)
    Purchases of premises and equipment, net ...........................         (2,963)         (2,286)           (396)
                                                                           ------------    ------------    ------------
Net cash provided by (used in) investing activities ....................         (2,722)        324,667         (34,743)
                                                                           ------------    ------------    ------------




           See accompanying Notes to Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                                                            Years Ended September 30,
                                                                                   -----------------------------------------
                                                                                      2002            2001          2000
                                                                                   -----------    -----------    -----------
                                                                                                 (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits ...................................................       (32,341)       (23,093)       (12,422)
    Proceeds from advances and other borrowings ................................       223,668        623,324      1,260,093
    Repayments on advances and other borrowings ................................      (222,918)      (670,574)    (1,298,494)
    Increase (decrease) in securities sold under agreements
      to repurchase ............................................................        69,880       (245,993)        68,339
    Increase (decrease) in advances from borrowers for taxes
      and insurance ............................................................          (464)          (317)         1,763
    Dividends paid .............................................................        (5,559)        (3,753)        (3,578)
    Stock option transactions ..................................................         2,477            427            333
    Purchase of treasury stock .................................................          (679)        (5,166)       (11,226)
                                                                                   -----------    -----------    -----------
Net cash provided by (used in) financing activities ............................        34,064       (325,145)         4,808
                                                                                   -----------    -----------    -----------

Increase in cash and cash equivalents ..........................................         7,735          3,353          2,185

Cash and cash equivalents:
      Beginning of year ........................................................        38,100         34,747         32,562
                                                                                   -----------    -----------    -----------
      End of year ..............................................................   $    45,835    $    38,100    $    34,747
                                                                                   ===========    ===========    ===========

Supplemental disclosures of cash flow information: Cash paid during the year for:
      Interest .................................................................   $    70,568    $   108,981    $   120,874
      Income taxes .............................................................        12,355         14,915            178

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:
      Mortgage loans secured as mortgage-backed securities .....................   $        --    $     1,432    $    13,021
      Transfer from loans to foreclosed properties .............................         2,124            656            929
      Transfer of mortgage loans to mortgage loans held for sale ...............        94,996         90,962         16,911
      Transfer of debt securities to assets available for sale .................            --            510             --








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

(d) Securities Held to Maturity and Available For Sale

Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

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

(g) Mortgage Servicing Rights

The Bank recognizes as a separate asset the rights to service mortgage loans for others. Mortgage servicing rights are not subject to SFAS No. 142, but rather, are amortized over their expected life and subject to periodic impairment testing. Amortization expense for the mortgage servicing rights asset are based on assumptions made during each reporting period. Such assumptions include, but are not limited to, the current level of interest rates and the forecast prepayment speeds as estimated by major mortgage dealers. Actual amortization expense is also affected by the amount of loans sold with servicing retained. For the purpose of evaluating impairment of mortgage servicing rights, serviced loans are stratified based upon loan type. Mortgage servicing rights are carried at the lower of cost or market value and are included in other assets on the consolidated balance sheet. Amortization expense and charges related to an impairment write-down are included in loan servicing and loan related fees on the consolidated income statement.

(h) Intangibles

Effective October 1, 2001, the Company adopted Financial Accounting Statement 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. As required under SFAS No. 142, the Company discontinued the amortization of goodwill with a net carrying value of $13.4 million at October 1, 2001 and annual amortization of approximately $1.2 million that resulted from business combinations prior to the adoption of SFAS No. 141. The Company will evaluate goodwill for impairment at least annually. (See Note 20) If goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of the goodwill.

Prior to the adoption of SFAS No. 142, the excess of the purchase price over the fair value of net assets of subsidiaries acquired consisted primarily of goodwill that was being amortized on a straight-line method. Goodwill was amortized to operating expense over periods of 15 to 25 years. The Company reviewed long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Prior to the adoption of SFAS No. 142 on October 1, 2001, the Company had recorded goodwill of $18.4 million and accumulated amortization of $5.0 million. Goodwill, net of accumulated amortization, at September 30, 2001 was $13.4 million.

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

(j) Derivative Instruments

Under SFAS 133, all derivative instruments are recorded at fair value on the statement of financial condition. For those derivative instruments that qualify as fair value hedges, the Company measures the effectiveness of these hedges on a periodic basis. The effective portion of the hedge is recorded as an adjustment to the carrying value of the hedged item. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. If the ineffectiveness of a hedge exceeds certain levels as described in the accounting standard, the derivative would no longer be eligible for hedge treatment and future changes in fair value of the derivative would be recorded on the income statement.

For those derivative instruments that do not qualify as hedges, changes in the fair value are recorded on the income statement. Fees received on options written are deferred at the time the fees are received and recognized in other operating income at the earlier of the settlement or the expiration of the contract.

Prior to adoption of SFAS 133 on October 1, 2001, realized and unrealized gains and losses on these instruments were deferred and amortized over the life of the hedged assets and liabilities. Financial instruments which did not meet the criteria for hedge accounting were marked to market and any gains or losses were recognized in the income statement as securities gains (losses).

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

(r) Future Accounting Pronouncements

The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"--a replacement of FASB Statement No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2002. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2002. This Statement is to be applied prospectively with certain exceptions. Therefore, earlier or retroactive application of this Statement is not permitted. Adoption of this standard did not materially affect the results of operations or financial position of the Company.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses how and when to measure impairment of long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. SFAS No. 144 supersedes FASB Statement No. 121, which addressed asset impairment, and certain provisions of APB Opinion No. 30 related to reporting the effects of the disposal of a business segment, and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. This Statement is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. Adoption of this standard is not expected to materially affect the results of operations or financial position of the Company.

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

The FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"). SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," to remove the acquisition of financial institutions from the scope of that statement and provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. Except for transactions between two or more mutual enterprises, SFAS No. 147 requires acquisitions of financial institutions that meet the definition of a business combination to be accounted for in accordance with SFAS No. 141 and SFAS No. 142. The provisions of SFAS No. 147 are effective on October 1, 2002, with earlier application permitted. Adoption of this standard is not expected to materially affect the results of operations or financial position of the Company.

(s) Reclassification

Certain amounts for prior years have been reclassified to conform to the 2002 presentation.

(2)  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation's bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $5.7 million at September 30, 2002.

(3) DEBT AND EQUITY SECURITIES

The following is a summary of available for sale debt and equity securities:

                                                           Amortized          Gross Unrealized
(In thousands)                                               Cost           Gains         (Losses)      Fair Value
--------------                                            ------------   ------------   ------------   ------------
At September 30, 2002:
    Available for sale:
      U.S. Treasury obligations and obligations of
         U.S. Government agencies .....................   $     13,001   $         61   $         --   $     13,062
      Marketable equity securities ....................          3,534             --             --          3,534
                                                          ------------   ------------   ------------   ------------
                                                          $     16,535   $         61   $         --   $     16,596
                                                          ============   ============   ============   ============

At September 30, 2001:
    Available for sale:
      U.S. Treasury obligations and obligations of
         U.S. Government agencies .....................   $     36,009   $         94   $         --   $     36,103
      Marketable equity securities ....................          5,558             --             --          5,558
                                                          ------------   ------------   ------------   ------------
                                                          $     41,567   $         94   $         --   $     41,661
                                                          ============   ============   ============   ============

The amortized cost and fair value of debt and equity securities available for sale at September 30, 2002, by contractual maturity, are as follows:

                                                         Amortized
(In thousands)                                              Cost        Fair Value
--------------                                          ------------   ------------
Less than one year ..................................   $         --   $         --
Greater than one year but less than five years ......         13,001         13,062
Greater than five years but less than ten years .....             --             --
Greater than ten years ..............................             --             --
                                                        ------------   ------------
                                                              13,001         13,062
Marketable equity securities ........................          3,534          3,534
                                                        ------------   ------------
                                                        $     16,535   $     16,596
                                                        ============   ============

During the years ended September 30, 2002, 2001 and 2000, proceeds from the sale of available for sale debt and equity securities were $12.3 million, $30.7 million and $2.8 million, respectively. The gross realized gains on such sales totaled zero, $6,000 and zero in 2002, 2001 and 2000, respectively. There were no gross realized losses on such sales in 2002, 2001 and 2000. There were no sales of held to maturity debt securities in 2002, 2001 and 2000.

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

(4)  MORTGAGE-BACKED AND RELATED SECURITIES

The following is a summary of available for sale mortgage-backed and related securities and held to maturity mortgage-backed and related securities:

                                            Amortized          Gross Unrealized
(In thousands)                                Cost           Gains         (Losses)       Fair Value
--------------                             ------------   ------------    ------------    ------------
 At September 30, 2002:
     Available for sale:
       Participation certificates:
          FNMA .........................   $     35,998   $         63    $         --    $     36,061
          Private issue ................         12,905             --            (429)         12,476
       REMICs:
          GNMA .........................         20,018            204              --          20,222
          FNMA .........................         13,391            194              --          13,585
          FHLMC ........................        135,975            413            (413)        135,975
          Private issue ................        397,706          3,177            (658)        400,225
       CMO residual ....................             36             --              --              36
                                           ------------   ------------    ------------    ------------
                                           $    616,029   $      4,051    $     (1,500)   $    618,580
                                           ============   ============    ============    ============

     Held to maturity:
       Participation certificates:
          GNMA .........................   $      7,518   $        349    $         --    $      7,867
       REMICs:
          FNMA .........................         16,616            120              --          16,736
          Private issue ................         66,112            603              --          66,715
                                           ------------   ------------    ------------    ------------
                                           $     90,246   $      1,072    $         --    $     91,318
                                           ============   ============    ============    ============

At September 30, 2001:
     Available for sale:
       Participation certificates:
          Private issue ................   $     16,456   $         --    $       (643)   $     15,813
       REMICs:
          FNMA .........................         13,549            167              --          13,716
          FHLMC ........................         85,832            520            (757)         85,595
          Private issue ................        499,253          3,842          (1,286)        501,809
       CMO residual ....................             36             --              --              36
                                           ------------   ------------    ------------    ------------
                                           $    615,126   $      4,529    $     (2,686)   $    616,969
                                           ============   ============    ============    ============

     Held to maturity:
       Participation certificates:
         GNMA ..........................   $      9,744   $        220    $         --    $      9,964
       REMICs:
         Private issue .................         85,640            633              --          86,273
                                           ------------   ------------    ------------    ------------
                                           $     95,384   $        853    $         --    $     96,237
                                           ============   ============    ============    ============



During the years ended September 30, 2002, 2001 and 2000, proceeds from the sale of available for sale mortgage-backed and related securities were $157.1 million, $104.4 million and $29.1 million, respectively. The gross realized gains on such sales totaled $1.1 million, $689,000 and $47,000 in 2002, 2001 and 2000, respectively. The gross realized losses on such sales totaled $51,000, $49,000 and $54,000 in 2002, 2001 and 2000, respectively. There were no sales of held to maturity mortgage-backed and related securities in 2002, 2001 and 2000.

At September 30, 2002 and 2001, $466.1 million and $409.2 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances.

(5) LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                       September 30,
(In thousands)                                      2002             2001
--------------                                   ------------   ------------
First mortgage - one- to four-family .........   $    251,702   $    298,617
First mortgage - residential construction ....         62,973         68,936
First mortgage - multi-family ................        158,320        126,338
Commercial real estate .......................        395,473        362,329
Home equity ..................................        276,437        221,559
Commercial ...................................        148,716        140,826
Consumer secured by real estate ..............         56,231         71,325
Interim financing and consumer loans .........         25,055         18,027
Indirect autos ...............................          5,598         15,632
Education ....................................            917          3,253
                                                 ------------   ------------
    Total gross loans ........................      1,381,422      1,326,842
                                                 ------------   ------------
Less:
    Loans in process .........................         43,644         57,153
    Unearned insurance premiums ..............             86            136
    Deferred loan and guarantee fees .........            607            445
    Purchased loan discount ..................            401            548
    Allowance for loan losses ................         14,212         11,686
                                                 ------------   ------------
    Total deductions .........................         58,950         69,968
                                                 ------------   ------------
Total loans receivable .......................      1,322,472      1,256,874
Less:  First mortgage loans held for sale ....         65,006         18,974
                                                 ------------   ------------
Loans receivable, net ........................   $  1,257,466   $  1,237,900
                                                 ============   ============

Activity in the allowance for loan losses is as follows:

                                                Years Ended September 30,
                                       --------------------------------------------
(In thousands)                             2002           2001            2000
--------------                         ------------    ------------    ------------

Balance at beginning of year .......   $     11,686    $     10,404    $      9,356
    Provision charged to expense ...          3,289           5,527           2,509
    Charge-offs ....................           (900)         (4,296)         (1,563)
    Recoveries .....................            137              51             102
                                       ------------    ------------    ------------
Balance at end of year .............   $     14,212    $     11,686    $     10,404
                                       ============    ============    ============

Non-performing loans totaled approximately $2.2 million and $10.3 million at September 30, 2002 and 2001, respectively. Impaired loans totaled $2.0 million and $7.8 million at September 30, 2002 and 2001, respectively. Impaired loans had associated reserves of $696,000 and $1.3 million at September 30, 2002 and 2001, respectively. During 2002, 2001 and 2000 the average balance of impaired loans was $6.3 million, $11.0 million and $6.4 million, respectively. Interest income on impaired loans for the years ended September 30, 2002, 2001 and 2000 was $231,000, $211,000 and $881,000, respectively. Interest income on impaired loans is recognized only to the extent that payments are expected to exceed the amount of principal due on the loans.

The effect of non-performing loans on interest income is as follows:

                                                       Years Ended September 30,
(In thousands)                                      2002          2001            2000
--------------                                  ------------   ------------   ------------

Interest at original contractual rate .......   $        211   $      1,380   $      1,138
Interest collected ..........................             52            147            848
                                                ------------   ------------   ------------
    Net reduction of interest income ........   $        159   $      1,233   $        290
                                                ============   ============   ============

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

                                                                                    September 30,
(In thousands)                                                             2002          2001            2000
--------------                                                         ------------   ------------   ------------

Mortgage loans underlying pass-through securities - FNMA ...........   $     35,496   $     64,335   $     92,039
Mortgage loan portfolios serviced for:
     FNMA ..........................................................        700,677        522,251        370,132
     WHEDA .........................................................         31,416         34,592         31,698
     Other investors ...............................................          1,101          1,291          4,072
                                                                       ------------   ------------   ------------
     Total loans serviced for others ...............................   $    768,690   $    622,469   $    497,941
                                                                       ============   ============   ============

Custodial escrow balances maintained in connection with the
    foregoing loan servicing and included in demand deposits .......   $     19,461   $     17,861   $     13,785
                                                                       ============   ============   ============

At September 30, 2002, 2001 and 2000, mortgage loan portfolios serviced for FNMA includes $12.3 million, $15.1 million and $28.1 million, respectively of mortgage loans sold with recourse.

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

                                       Year Ended
                                      September 30,
(In thousands)                            2002
--------------                        -------------
Balance at beginning of year ......   $       2,607
New loans .........................           3,630
Repayments ........................          (2,663)
                                      -------------
Balance at end of year ............   $       3,574
                                      =============

(6)  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                       September 30,
(In thousands)                                     2002             2001
--------------                                  ------------   ------------

Mortgage-backed and related securities ......   $      2,582   $      2,810
Loans receivable ............................          5,834          7,063
Debt and equity securities ..................             67            667
Federal Home Loan Bank stock ................            915            575
                                                ------------   ------------
                                                $      9,398   $     11,115
                                                ============   ============

(7) PREMISES AND EQUIPMENT

A summary of premises and equipment, at cost, follows:

                                                            September 30,
(In thousands)                                          2002              2001
--------------                                       ------------    ------------

Land and land improvements .......................   $      4,837    $      4,754
Office buildings and improvements ................         20,687          19,603
Furniture, fixtures and equipment ................         24,383          22,758
Leasehold improvements ...........................          5,472           5,301
                                                     ------------    ------------
                                                           55,379          52,416
     Accumulated depreciation and amortization ...        (25,555)        (23,288)
                                                     ------------    ------------
                                                     $     29,824    $     29,128
                                                     ============    ============

Range of depreciable lives:
         Computer equipment and software                        3 years
         Office buildings and improvements                 5 - 40 years
         Furniture, fixtures and equipment                 5 - 10 years
         Leasehold improvements                            5 - 40 years

(8) DEPOSITS

Deposit accounts are summarized as follows:

                                                                September 30,
                                 ---------------------------------------------------------------------------------------
 (Dollars in thousands)                            2002                                         2001
-----------------------          ------------------------------------------   ------------------------------------------
                                   Average                                      Average
                                   Stated                                       Stated
                                    Rate           Amount         Percent        Rate           Amount         Percent
                                 ------------   ------------   ------------   ------------   ------------   ------------

Demand deposits:
    Non-interest bearing .....             --   $    113,125            8.0%            --   $     95,554            6.6%
    Interest bearing .........           0.26%        94,015            6.6           0.69%        84,004            5.8
Passbook accounts ............           0.70         93,865            6.6           1.52         88,705            6.1
Money market
    demand accounts ..........           0.93        380,783           26.9           2.87        435,233           30.0
Certificates .................           3.48        735,191           51.9           5.09        745,824           51.5
                                                ------------   ------------                  ------------   ------------
Total deposits ...............           2.12%  $  1,416,979          100.0%          3.61%  $  1,449,320          100.0%
                                                ============   ============                  ============   ============

The certificates category above includes approximately $191.4 million and $224.4 million of brokered deposits at average stated rates of 2.59% and 4.99% at September 30, 2002 and 2001, respectively. At September 30, 2002, original maturities of brokered certificates range from three months to three years.

Aggregate annual maturities of certificate accounts at September 30, 2002 are as follows:

                                                                 Average
                                                                 Stated
Maturities during year ended September 30:      Amount            Rate
------------------------------------------   ------------     ------------
                                            (In thousands)
   2003 ................................     $    414,118             3.05%
   2004 ................................          244,193             3.87
   2005 ................................           47,665             4.48
   2006 ................................           17,864             4.76
   2007 ................................           11,206             4.75
   Thereafter...........................              145             8.00
                                             ------------
                                             $    735,191
                                             ============

Certificates, net of brokered deposits, include approximately $94.9 million and $80.7 million in denominations of $100,000 or more at September 30, 2002 and 2001, respectively.

Interest expense on deposits is as follows:

                                                   Years Ended September 30,
(In thousands)                              2002             2001             2000
--------------                          ------------     ------------     ------------

Demand deposits ...................     $        306     $        477     $        500
Money market demand accounts ......            5,349           17,091           17,330
Passbook accounts .................              676            1,556            2,184
Certificates of deposit ...........           29,956           47,115           52,451
                                        ------------     ------------     ------------
                                        $     36,287     $     66,239     $     72,465
                                        ============     ============     ============

Accrued interest payable on deposits totaled approximately $1.8 million and $5.6 million at September 30, 2002 and 2001, respectively.

(9) SHORT AND LONG TERM BORROWINGS

Advances and other borrowings consist of the following:

(Dollars in thousands)                                 Weighted Average
                                                         Interest Rate
                                                 -----------------------------
                                                         September 30,          Maturity/Call Date          September 30,
                                                 -----------------------------      in fiscal        ----------------------------
Description                                           2002             2001         year ended           2002            2001
-----------                                      ------------     ------------  ------------------   ------------    ------------
Reverse repurchase agreements ...............            1.80%              --%        2003          $     44,880    $         --
                                                         2.00               --         2004                25,000              --

Retail repurchase agreements ................              --             3.30         2002                    --           2,552
                                                         1.74               --         2003                 5,290              --

Bank line of credit .........................              --             4.70         2002                    --          36,000
                                                         2.99               --         2003                14,000              --

Advances from Federal Home
   Loan Bank Of Chicago .....................              --             5.68         2002                    --         440,000
                                                         5.48             4.91         2003               501,250          50,000
                                                         4.75             4.75         2005                10,938          23,438

Federal funds purchased .....................            2.13             3.43    Daily overnight          38,100          16,800

Federal Reserve Bank
  Treasury tax & loan advances ..............            1.19             6.41    Daily overnight           1,716           1,800

Mortgages payable ...........................            6.93             7.98        Various                 889             843
                                                                                                     ------------    ------------
                                                                                                     $    642,063    $    571,433
Less: short term borrowings .................                                                             605,236         497,152
                                                                                                     ------------    ------------
Long term borrowings ........................                                                        $     36,827    $     74,281
                                                                                                     ============    ============

The Company is required to maintain as collateral unencumbered one- to four-family mortgage loans and mortgage-related securities such that the outstanding balance of FHLB advances does not exceed 60% of the book value of unencumbered one- to four-family mortgage loans and 100% of the market value of mortgage-related securities. In addition, these notes are collateralized by all FHLB stock. At September 30, 2002 and 2001, $237.3 million and $284.7 million, respectively, of mortgage loans and $466.1 million and $409.2 million, respectively, of mortgage-related securities were pledged as collateral for FHLB advances. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The maximum amount of borrowings from the FHLB at any month end during the years ended September 30, 2002 and 2001 was approximately $535.3 million and $545.5 million, respectively. The approximate average amount outstanding was $523.0 million and $513.9 million for those same years. The weighted average interest rate was 5.49% and 5.62% during those years. The table above is presented at maturity date or call date, whichever is earlier. Included in the FHLB advances that mature in fiscal year 2003 are $445.0 million of convertible fixed rate advances ("CFA"). A CFA is an advance that allows the FHLB to demand repayment prior to the stated maturity date in accordance with its contractual terms. At

September 30, 2002, the $445.0 million of outstanding CFA's have a maturity of 2005 to 2011 and are callable by the FHLB during fiscal year 2003 and quarterly thereafter.

The Federal Reserve Bank advances are collateralized by agency debt securities with a carrying value of $2.0 million at September 30, 2002 and 2001.

Reverse repurchase agreements averaged $40.3 million and $130.0 million based on average daily balances during the years ended September 30, 2002 and 2001, respectively. The maximum amount outstanding at any month-end was $70.8 million and $280.2 million during those years, respectively. The average balances are calculated based on daily balances. Securities sold under agreements to repurchase were delivered for escrow to the broker-dealer who arranged the transactions.

Federal funds purchased averaged $15.6 million and $12.0 million for the years ended September 30, 2002 and 2001, respectively. The maximum outstanding at any month-end was $38.1 million and $56.2 million during those years, respectively.

The Bank line of credit averaged $21.6 million and $33.9 million for the years ended September 30, 2002 and 2001, respectively. The maximum amount outstanding at any month-end was $32.0 million and $36.0 million during the years ended September 30, 2002 and 2001, respectively. The line of credit allows for individual advances of one to six months at rates tied to equivalent term LIBOR indices and is collateralized by the stock of the Bank. The line of credit allows for up to $40.0 million in borrowings.

(10) OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses are as follows:

                                                                Years Ended September 30,
                                                      --------------------------------------------
(In thousands)                                            2002            2001            2000
--------------                                        ------------    ------------    ------------

Federal deposit insurance premiums ...............    $        254    $        617    $        386
Data processing ..................................           1,735           1,738           1,690
Advertising ......................................             957             919             815
Stationery, printing and office supplies .........             701             674             646
Telephone and postage ............................           1,548           1,530           1,658
Insurance and surety bond premiums ...............             274             228             219
Professional fees and services ...................             521             377             678
Supervisory assessment ...........................             367             458             397
Amortization of intangible assets ................              --           1,233           1,231
Organization dues and subscriptions ..............             151             165             143
Consumer lending .................................             272             352             190
Other ............................................           2,064           1,661           1,451
                                                      ------------    ------------    ------------
                                                      $      8,844    $      9,952    $      9,504
                                                      ============    ============    ============

(11) INCOME TAXES

Income tax expense (benefit) consists of the following:


(In thousands)                            Federal          State            Total
--------------                         ------------     ------------     ------------
YEAR ENDED SEPTEMBER 30, 2002
    Current .......................    $      7,992     $      1,382     $      9,374
    Deferred ......................            (489)             (18)            (507)
                                       ------------     ------------     ------------
                                       $      7,503     $      1,364     $      8,867
                                       ============     ============     ============

YEAR ENDED SEPTEMBER 30, 2001
    Current .......................    $     12,760     $      1,753     $     14,513
    Deferred ......................          (6,323)          (1,223)          (7,546)
                                       ------------     ------------     ------------
                                       $      6,437     $        530     $      6,967
                                       ============     ============     ============

YEAR ENDED SEPTEMBER 30, 2000
    Current .......................    $      3,076     $         77     $      3,153
    Deferred ......................           2,233              (22)           2,211
                                       ------------     ------------     ------------
                                       $      5,309     $         55     $      5,364
                                       ============     ============     ============

Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:



                                                                           Years Ended September 30,
(In thousands)                                                      2002             2001             2000
--------------                                                  ------------     ------------     ------------

Federal income tax expense at statutory rate of 35% ........    $     10,759     $      8,762     $      5,770
State income taxes, net of Federal income tax benefit ......             887              345               36
Tax exempt interest ........................................             (71)             (79)            (117)
Non-deductible compensation ................................              --               --            2,071
Acquisition intangible amortization ........................              --              228              227
Affordable housing credits .................................          (2,690)          (2,609)          (2,609)
Other, net .................................................             (18)             320              (14)
                                                                ------------     ------------     ------------
                                                                $      8,867     $      6,967     $      5,364
                                                                ============     ============     ============


Included in other assets are net deferred tax assets of $2.5 million and $1.8 million at September 30, 2002 and 2001, respectively. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                  September 30,
(In thousands)                                                2002              2001
--------------                                             ------------     ------------
DEFERRED TAX ASSETS:
Allowance for loan losses .............................    $      5,717     $      4,462
Deferred interest and fee income ......................           1,479              389
Net operating losses ..................................           1,508            1,345
Valuation adjustments and reserves ....................              47               47
Accrued expenses ......................................              47              230
Deferred compensation .................................             499              528
Non-qualified stock option exercise ...................             292               27
                                                           ------------     ------------
Gross deferred tax asset ..............................           9,589            7,028
Less valuation allowance ..............................          (1,508)          (1,353)
                                                           ------------     ------------
Net deferred tax asset ................................           8,081            5,675

DEFERRED TAX LIABILITIES:
Fixed asset tax basis adjustments .....................          (1,760)          (1,399)
FHLB stock tax basis adjustment .......................          (3,267)          (1,889)
Unrealized gains on available for sale securities .....             (18)            (195)
Acquisition intangible amortization ...................            (169)              --
Other .................................................            (392)            (430)
                                                           ------------     ------------
Gross deferred tax liability ..........................          (5,606)          (3,913)
                                                           ------------     ------------
Net deferred tax asset ................................    $      2,475     $      1,762
                                                           ============     ============

At September 30, 2002 and 2001, deferred tax assets include approximately $29.4 million and $26.2 million of various state net operating loss carry forwards respectively, which begin to expire in 2007 and are reduced by the valuation allowance to the extent full realization is in doubt.

(12) SHAREHOLDERS' EQUITY

In accordance with federal regulations, at the time the Bank converted from a federal mutual savings bank to a federal stock savings bank, the Bank established a liquidation account equal to its retained earnings of $63.0 million to provide a limited priority claim for the benefit of qualifying depositors who maintain their deposit accounts at the Bank after conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the unlikely event of a complete liquidation of the Bank, and only in such event, each eligible account holder would receive from the liquidation account a liquidation distribution based on his or her proportionate share of the then remaining qualifying deposits. At September 30, 2002, the balance of the liquidation account was approximately $16.1 million. Under current regulations, the Bank is not permitted to pay dividends on its stock if the effect would reduce its regulatory capital below the liquidation account.

Office of Thrift Supervision ("OTS") regulations also provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, and after prior notice but without approval by the OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. During the year ended September 30, 2002, the Bank paid dividends to the Company totaling $26.0 million. As of September 30, 2002, retained earnings of the Bank of approximately $30.4 million were free of restriction and available for dividend payments.

Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its shareholders. However, the Company's source of funds for future dividends may depend upon dividends from the Bank.

Under the Internal Revenue Code and the Wisconsin Statutes, for tax years beginning before 1996, the Company was permitted to deduct an annual addition to a reserve for bad debts. This amount differed from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Shareholders' equity at September 30, 2002 includes approximately $21.9 million, for which no federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002 and 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2002 and 2001, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. A well-capitalized institution significantly exceeds the required minimum level for each relevant capital measure. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table summarizes the Bank's capital ratios and the ratios required by federal regulations:

                                                              To Be Adequately                        To Be Well
                                                             Capitalized Under                     Capitalized Under
                                                             Prompt Corrective                     Prompt Corrective
                                   Actual                    Action Provisions                     Action Provisions
                               ---------------    ------------------------------------     --------------------------------------
                               Amount   Ratio           Amount              Ratio               Amount                 Ratio
                               -------  ------    ------------------    --------------     ------------------     ---------------
                                                           (Dollars in thousands)
As of September 30, 2002:

Tangible capital............  $175,889   7.57%    > or = to $ 92,971    > or = to 4.0%     > or = to $116,214     > or = to  5.0%

Core capital ...............   175,889   7.57%    > or = to   92,971    > or = to 4.0%     > or = to  116,214     > or = to  5.0%
Tier 1 risk-based capital...   175,889  10.56%    > or = to   66,646    > or = to 4.0%     > or = to   99,968     > or = to  6.0%
Total risk-based capital....   189,793  11.39%    > or = to  133,291    > or = to 8.0%     > or = to  166,614     > or = to 10.0%

As of September 30, 2001:

Tangible capital............  $178,436   8.14%    > or = to $ 87,666    > or = to 4.0%     > or = to $109,582     > or = to  5.0%
Core capital ...............   178,436   8.14%    > or = to   87,666    > or = to 4.0%     > or = to  109,582     > or = to  5.0%
Tier 1 risk-based capital...   178,436  12.61%    > or = to   56,586    > or = to 4.0%     > or = to   84,879     > or = to  6.0%
Total risk-based capital....   189,656  13.41%    > or = to  113,172    > or = to 8.0%     > or = to  141,465     > or = to 10.0%

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

(13) EARNINGS PER SHARE

Basic earnings per share of common stock have been determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share of common stock have been determined by dividing net income by the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of outstanding stock options. Total shares outstanding for earnings per share calculation purposes for the year ended September 30, 2000 has been reduced by the unallocated ESOP shares that had not been committed to be released.

The computation of earnings per common share for the years ended September 30 is as follows:

                                                                      2002           2001               2000
                                                                  ------------    ------------     ------------
Income before cumulative effect of change in
    accounting principle .....................................    $ 21,872,000    $ 18,068,000     $ 11,123,000
Cumulative effect of change in accounting principle ..........              --         (84,000)              --
                                                                  ------------    ------------     ------------
Net income ...................................................    $ 21,872,000    $ 17,984,000     $ 11,123,000
                                                                  ============    ============     ============

Common shares issued .........................................      14,579,240      14,579,240       14,579,240
Weighted average treasury shares .............................       5,317,188       5,198,116        4,655,160
Weighted average unallocated ESOP shares .....................              --              --          120,772
                                                                  ------------    ------------     ------------

Weighted average common shares outstanding
    during the year ..........................................       9,262,052       9,381,124        9,803,308
Effect of dilutive stock options outstanding .................         465,039         252,096          172,185
                                                                  ------------    ------------     ------------
Diluted weighted average common shares
    outstanding during the year ..............................       9,727,091       9,633,220        9,975,493
                                                                  ============    ============     ============

Basic earnings per share:
    Before cumulative effect of a change in accounting
        principle ............................................    $       2.36    $       1.93     $       1.13
    Cumulative effect of a change in accounting principle ....              --           (0.01)              --
                                                                  ------------    ------------     ------------
                                                                  $       2.36    $       1.92     $       1.13
                                                                  ============    ============     ============

Diluted earnings per share:
    Before cumulative effect of a change in accounting
        principle ............................................    $       2.25    $       1.88     $       1.12
    Cumulative effect of a change in accounting principle ....              --           (0.01)              --
                                                                  ------------    ------------     ------------
                                                                  $       2.25    $       1.87     $       1.12
                                                                  ============    ============     ============

(14) STOCK REPURCHASE PROGRAM

On June 30, 2000, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding common stock, or approximately 485,000 shares, commencing June 30, 2000. The repurchased shares became treasury shares and are to be used for the exercise of stock options under the stock option plan and for general corporate purposes. The share repurchase program was completed on September 20, 2001 at an average price of $17.16 per share. This was the eleventh such repurchase program that the Company has undertaken. At September 30, 2002, an aggregate of 7,002,204 shares had been repurchased in all such repurchase programs at an average price of $13.48. On September 18, 2001, the Company announced a share repurchase program for its common stock whereby the Company may purchase up to 5% of the outstanding stock, or approximately 460,000 shares. The repurchase program started on September 20, 2001. At September 30, 2002, 70,300 shares had been repurchased at an average price of $20.78 per share.

(15) EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS:

The Company has a defined contribution pension plan which covers substantially all employees who are at least 21 years of age and have completed 1,000 hours or more of service each year. Company contributions are based on a set percentage of each participant's compensation for the plan year. Plan expense for the years ended September 2002, 2001 and 2000 was approximately $916,000, $336,000 and $96,000, respectively.

The Company also has a defined contribution savings plan for substantially all employees. The plan is qualified under Section 401(k) of the Internal Revenue Code. Participation in the plan requires that an employee be at least 21 years of age and have completed one month of service. Participants may elect to defer a portion of their compensation (between 2% and 10%) and contribute this amount to the plan. Under the plan, the Company will match the contribution made by each employee up to fifty percent of 6% of the eligible employee's annual compensation. Plan expense for the years ended September 30, 2002, 2001 and 2000 was approximately $403,000, $272,000 and $229,000, respectively.

The aggregate benefit payable to any employee of both defined contribution plans is dependent upon the rates of contribution, the earnings of the fund and the length of time such employee continues as a participant.

OFFICER DEFERRED COMPENSATION PLAN:

The Company has deferred compensation plans covering certain officers of the Company. These arrangements provide for monthly payments to be made upon retirement or reaching certain age levels for periods of 10 to 15 years. A liability is recorded for the present value of the future payments under these agreements, amounting to $677,000 and $749,000, respectively at September 30, 2002 and 2001. The Company owns insurance policies on the lives of these officers, which have cash surrender values of approximately $2.5 million and $2.3 million, respectively at September 30, 2002 and 2001, and are intended to fund these benefits. Plan expense for the years ended September 30, 2002, 2001 and 2000 was approximately $54,000, $56,000 and $58,000, respectively.

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

The Company made a voluntary acceleration of the repayment of all of the remaining loan principal to its ESOP plan during the year ended September 30, 2000. The increased payments resulted in additional ESOP expense of $7.1 million for the year ended September 30, 2000. All shares had been allocated at September 30, 2000. For 2001 and 2002, the Bank made cash contributions to the ESOP plan based on a set percentage of each participant's compensation for the plan year. All dividends received by the ESOP are allocated to the participants. All contributions and dividends are used to purchase additional shares of stock. ESOP compensation expense for the years ended September 30, 2002, 2001 and 2000 was $327,000, $188,000 and $8.2 million, respectively.

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

At September 30, 2002, 60,650 shares were reserved for future grants. Further information concerning the options is as follows:

                                                                      Option Price
                                                     Shares            Per Share
                                                 --------------     --------------
Shares under option
    September 30, 1999 ......................         1,565,682     $ 5.00 - 19.38
      Options granted .......................           189,548      15.62 - 21.31
      Options canceled ......................            (4,800)     14.50 - 20.25
      Options exercised .....................           (50,282)      5.00 - 18.50
                                                 --------------     --------------
    September 30, 2000 ......................         1,700,148       5.00 - 21.31
      Options granted .......................            10,000      13.88 - 22.00
      Options canceled ......................           (65,850)             18.88
      Options exercised .....................           (29,400)      5.00 - 15.62
                                                 --------------     --------------
    September 30, 2001 ......................         1,614,898       5.00 - 22.00
      Options granted .......................                --                 --
      Options canceled ......................           (11,302)     15.62 - 18.50
      Options exercised .....................          (175,088)      5.00 - 19.00
                                                 --------------     --------------
    September 30, 2002 ......................         1,428,508     $ 5.00 - 22.00
                                                 ==============     ==============

    Options exercisable at September 30, 2002         1,111,002     $ 5.00 - 22.00
                                                 ==============     ==============


The following table summarizes information about stock options outstanding at September 30, 2002:

                                    Options Outstanding                       Options Exercisable
                       ----------------------------------------------     ------------------------------
                                          Weighted                                          Weighted
     Exercise             Number          Average           Average          Number          Average
   Price Range         Outstanding     Exercise Price        Life*        Outstanding     Exercise Price
------------------     ------------    --------------    ------------     ------------    --------------

$             5.00           47,658     $       5.00             0.71           47,658     $       5.00
              8.38           17,000             8.38             1.83           14,168             8.38
       13.13-14 50          707,772            14.30             5.37          622,361            14.37
       15.62-18 50           26,694            17.33             6.21           26,694            17.33
             18.88          484,800            18.88             6.41          266,870            18.88
       19.19-22 00          144,584            20.16             6.20          133,251            20.02
                       ------------                                       ------------
                          1,428,508                                          1,111,002
                       ============                                       ============

       *Average contractual life remaining in years

For purposes of providing the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of stock options granted was estimated using the Black-Scholes option pricing model. There were no options granted during fiscal year 2002. The per share weighted-average fair value of stock options granted during 2001 and 2000 was $5.13 and $4.37 respectively, on the date of grant with the following weighted-average assumptions used for grants:

                                                                September 30,
                                                            2001             2000
                                                      ----------------- ----------------

Expected dividend yield........................                  1.88%            3.05%
Risk-free interest rate........................                  4.44%            5.99%
Expected lives.................................               10 years         10 years
Expected volatility............................                    15%              15%

Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. This pro forma net income reflects only options granted in the fiscal years 1997 through 2002. Therefore, the full impact of calculating compensation cost under SFAS No. 123 is not reflected in the pro-forma net income and earnings per share amounts.

                                                                         Years Ended September 30,
                                                                  2002              2001             2000
                                                               -----------       -----------      -----------
Net Income                      As reported.............       $21,872,000       $17,984,000      $11,123,000
                                Pro forma...............       $21,201,000       $17,295,000      $10,370,000

Basic earnings per share        As reported.............             $2.36             $1.92            $1.13
                                Pro forma...............             $2.29             $1.85            $1.05

Diluted earnings per share      As reported.............             $2.25             $1.87            $1.12
                                Pro forma...............             $2.18             $1.80            $1.04

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

                                                    Contractual or Notional
                                                           Amount(s)
                                                        September 30,
                                                     2002              2001
                                                 ------------     ------------
                                                        (In thousands)
Financial instruments whose contract amounts
represent credit risk, are as follows:
    Commitments to extend credit:
      Fixed-rate loans......................     $     69,156     $     19,375
      Variable-rate loans...................           41,824           29,157
    Mortgage loans sold with recourse.......           12,334           15,090
    Guarantees under IRB issues.............           36,581           38,080
    Interest rate swap agreements...........               --           80,000
    Unused and open-ended lines of credit:
      Consumer..............................          273,704          232,046
      Commercial............................           66,411           24,423
   Commitments to fund equity investments...               --            3,811

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed-rate loan commitments as of September 30, 2002 have interest rates ranging from 5.25% to 8.38%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate.

Loans sold with recourse represent one- to four-family mortgage loans that are sold to secondary market agencies, primarily FNMA, with the servicing of these loans being retained by the Company. The Company receives a larger servicing spread on those loans being serviced then it would if the loans had been sold without recourse.

The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment for an industrial development revenue bond issue ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At September 30, 2002, appraised values of the real estate collateral exceeded the amount of the guarantees.

Interest rate swap agreements generally involve the exchange of fixed and variable rate interest payments without the exchange of the underlying notional amount on which the interest rate payments are calculated. The notional amounts of these agreements represent the amounts on which interest payments are exchanged between the counterparties. The notional amounts do not represent direct credit exposures. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties on interest rate payments but does not expect any counterparty to fail to meet their obligations. These fixed receive-floating pay agreements were entered into as hedges of the interest rates on fixed rate certificates of deposit. Interest receivable or payable on interest rate swaps is recognized using the accrual method. The use of interest rate swaps enables the Company to synthetically alter the repricing characteristics of designated interest earning assets and interest-bearing liabilities. At September 30, 2002, the Company did not have any interest rate swap agreements outstanding. The interest rate swap agreements outstanding at the beginning of fiscal 2002 were called during the year.

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

The Company's primary business activities include granting residential mortgage and consumer loans to customers located within the proximity of their branch locations, primarily within the State of Wisconsin. Approximately $119.7 million of commercial real estate and multi-family loans are outside Wisconsin as of September 30, 2002.

In the normal course of business, various legal proceedings involving the Company are pending. Management, based upon advice from legal counsel, does not anticipate any significant losses as a result of these actions.

The Company leases 16 offices under agreements which expire at various dates through August 2056, with eleven leases having renewable options. Rent expense under these agreements totaled approximately $1.4 million, $1.3 million and $1.2 million for the years ended September 30, 2002, 2001 and 2000, respectively.

The future minimum rental commitments as of September 30, 2002 under these leases for the next five years and thereafter, are as follows:

Years Ended September 30,        Amount
-------------------------    --------------
                             (In thousands)
2003  ...................     $      1,462
2004  ...................            1,075
2005  ...................              617
2006  ...................              581
2007  ...................              581
2008 and thereafter .....            9,187

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

The following table presents the estimates of fair value of financial instruments at September 30, 2002:


                                                    Carrying            Fair
(In thousands)                                        Value             Value
--------------                                     ------------     ------------
Financial Assets:
    Cash and cash equivalents ................     $     45,835     $     45,835
    Debt and equity securities ...............           16,596           16,596
    Mortgage-backed and related securities ...          708,826          709,898
    Mortgage loans held for sale .............           65,006           65,006
    Loans receivable .........................        1,257,466        1,280,121
    Federal Home Loan Bank stock .............           90,784           90,784

Financial Liabilities:
    Certificate accounts .....................          735,191          749,197
    Other deposit accounts ...................          681,788          681,788
    Advances and other borrowings ............          642,063          697,065



                                              Contractual
                                              or Notional       Carrying           Fair
(In thousands)                                  Amount            Value            Value
--------------                                ------------     ------------     ------------

Off-Balance Sheet Items:
    Commitments to extend credit ........     $    110,980               --                *
    Unused and open-ended lines of credit          340,115               --                *


   *    Amount is not material.

The following table presents the estimates of fair value of financial instruments at September 30, 2001:


                                                     Carrying          Fair
(In thousands)                                         Value           Value
--------------                                     ------------     ------------
Financial Assets:
    Cash and cash equivalents ................     $     38,100     $     38,100
    Debt and equity securities ...............           41,661           41,661
    Mortgage-backed and related securities ...          712,353          713,206
    Mortgage loans held for sale .............           18,974           18,991
    Loans receivable .........................        1,237,900        1,252,094
    Federal Home Loan Bank stock .............           62,691           62,691

Financial Liabilities:
    Certificate accounts .....................          745,824          752,889
    Other deposit accounts ...................          703,496          703,496
    Advances and other borrowings ............          571,433          605,074


                                                   Contractual
                                                   or Notional       Carrying           Fair
(In thousands)                                        Amount           Value            Value
--------------                                     ------------     ------------     ------------
Off-Balance Sheet Items:
    Commitments to extend credit .............     $     47,516               --                *
    Unused and open-ended lines of credit ....          256,469               --                *
    Interest rate swap agreements ............           80,000     $        744     $        392

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


BUSINESS SEGMENTS                             Retail        Commercial      Mortgage                        Total
(In thousands)                               Banking         Banking        Banking      Investments       Segments
-----------------                          ------------    ------------   ------------   ------------    ------------
Year ended September 30, 2002
Net interest income (expense) ..........   $     15,013    $     25,602   $      9,717   $     (2,103)   $     48,229
Provision for loan losses ..............          1,386           1,804             99             --           3,289
Other operating income .................          8,268           1,142          9,603          1,312          20,325
General and administrative expenses ....         22,880           3,522          5,358            781          32,541
Income tax expense (benefit) ...........           (343)          7,453          4,855           (547)         11,418
                                           ------------    ------------   ------------   ------------    ------------
Segment profit (loss) ..................   $       (643)   $     13,966   $      9,009   $     (1,025)   $     21,306
                                           ============    ============   ============   ============    ============

Goodwill ...............................   $     13,182    $         --   $         --   $         --    $     13,182
                                           ============    ============   ============   ============    ============
Segment average assets .................   $    343,421    $    673,008   $    270,857   $    772,076    $  2,059,362
                                           ============    ============   ============   ============    ============


Year ended September 30, 2001
Net interest income ....................   $     21,101    $     15,811   $      8,072   $      3,505    $     48,489
Provision for loan losses ..............            886           4,145            496             --           5,527
Other operating income .................          7,418           1,121          6,169            860          15,568
General and administrative expenses ....         21,532           2,908          4,318            946          29,704
Income tax expense .....................          1,938           3,138          3,003          1,086           9,165
                                           ------------    ------------   ------------   ------------    ------------
Segment profit .........................   $      4,163    $      6,741   $      6,424   $      2,333    $     19,661
                                           ============    ============   ============   ============    ============

Goodwill ...............................   $     13,351    $         --   $         --   $         --    $     13,351
                                           ============    ============   ============   ============    ============
Segment average assets .................   $    322,932    $    599,661   $    391,391   $    935,781    $  2,249,765
                                           ============    ============   ============   ============    ============

Year ended September 30, 2000
Net interest income ....................   $     24,658    $     14,102   $      6,949   $      5,961    $     51,670
Provision for loan losses ..............            789           1,447            273             --           2,509
Other operating income .................          7,170             950          1,777             (3)          9,894
General and administrative expenses ....         21,189           2,588          3,637            791          28,205
Income tax expense .....................          3,713           4,152          1,819          1,948          11,632
                                           ------------    ------------   ------------   ------------    ------------
Segment profit .........................   $      6,137    $      6,865   $      2,997   $      3,219    $     19,218
                                           ============    ============   ============   ============    ============

Goodwill ...............................   $     14,584    $         --   $         --   $         --    $     14,584
                                           ============    ============   ============   ============    ============
Segment average assets .................   $    312,042    $    546,169   $    400,558   $  1,151,184    $  2,409,953
                                           ============    ============   ============   ============    ============

RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS


                                                                           Years Ended September 30,
                                                                     2002             2001             2000
                                                                  ------------    ------------    ------------
                                                                                 (In thousands)
NET INTEREST INCOME AND OTHER OPERATING INCOME
Total for segments ............................................   $     68,554    $     64,057    $     61,564
Unallocated transfer pricing credit (primarily on capital) ....          8,886           8,191           5,189
Income from affordable housing subsidiary .....................          3,190           3,026           3,014
Holding company interest expense ..............................           (833)         (2,265)         (1,964)
Elimination of intercompany interest income ...................         (1,064)         (1,383)         (1,093)
Other .........................................................          3,389           3,254           1,418
                                                                  ------------    ------------    ------------
Consolidated total revenue ....................................   $     82,122    $     74,880    $     68,128
                                                                  ============    ============    ============

PROFIT
Total for segments ............................................   $     21,306    $     19,661    $     19,218
Unallocated transfer pricing credit (primarily on capital) ....          5,332           4,915           3,113
Unallocated administrative and centralized support costs(a)...          (5,449)         (5,556)         (5,536)
Holding company net loss ......................................         (1,096)         (1,887)         (1,494)
Elimination of intercompany interest income ...................           (638)           (830)           (656)
Affordable housing tax credits ................................          2,690           2,609           2,609
Additional ESOP expense not allocated to segments .............             --              --          (6,317)
Other .........................................................           (273)           (928)            186
                                                                  ------------    ------------    ------------
Consolidated net income .......................................   $     21,872    $     17,984    $     11,123
                                                                  ============    ============    ============

AVERAGE ASSETS
Total for segments ............................................   $  2,059,362    $  2,249,765    $  2,409,953
Elimination of intercompany loans .............................        (15,381)        (13,346)        (13,390)
Other assets not allocated ....................................        161,747         117,518         106,528
                                                                  ------------    ------------    ------------
Consolidated average assets ...................................   $  2,205,728    $  2,353,937    $  2,502,821
                                                                  ============    ============    ============

(a) After-tax effect of $9.1 million, $9.3 million and $9.2 million of general and administrative expenses for the years ended September 30, 2002, 2001 and 2000, respectively.

(19)  DERIVATIVE AND HEDGING ACTIVITIES

Effective October 1, 2000, the Company adopted Financial Accounting Statement 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new rules for the recognition and measurement of derivatives and hedging activities. The Company utilizes derivative hedging instruments in the course of its asset/liability management. The hedging instruments primarily used by the Company are interest rate swap agreements which are used to convert fixed-rate payments or receipts to variable-rate payments or receipts and thus hedge the Company's fair market value of the item being hedged and certain forward loan sale commitments which hedge the change in fair value of loans held for sale. The items being hedged generally expose the Company to variability in fair value in rising or declining interest rate environments.

The Company's mortgage banking activities include the issuance of commitments to extend residential mortgage loans. When the loan is originated or purchased, it may be recorded as a mortgage loan held for sale. The loans held for sale are hedged with forward contracts and a fair value hedge is designated. The Company is in a short position with forward contracts, whereby the Company agrees to sell mortgage loans held for sale at a pre-established price at some future date, and in a long position with the mortgage loans held for sale. The hedging relationship is highly effective and hedges changes in the fair value of the mortgage loans held for sale due to interest rate changes. The change in fair value of mortgage loans held for sale is included in the consolidated income statement.

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

The Company measures the effectiveness of its' hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the

"ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. If the ineffectiveness of a hedge exceeds certain levels the derivative would no longer be eligible for hedge treatment and future changes in fair value of the derivative would be recorded in the income statement.

The Company's commitments to originate mortgage loans held-for-sale and forward loan sale commitments are considered derivatives under the accounting standards. As such, the change in fair value of such commitments, are recorded as an adjustment to the gains on the sale of loans.

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

Upon adoption of Statement 133, the Company recorded the cumulative effect of an accounting change in an amount equal to the accounting effects of the statement as of the beginning of the fiscal year. The cumulative effect, net of taxes, was a decrease in net income of $84,000 for the year ended September 30, 2001.

During the years ended September 30, 2002 and 2001, the Company recorded the effects of the ineffectiveness of any hedge transaction as part of the income statement line item pertaining to each item. The individual changes in value resulted in an increase of $9,000 and $146,000 in interest expense on deposits for the years ended September 30, 2002 and 2001, respectively.

(20) GOODWILL AND INTANGIBLE ASSETS - ADOPTION OF SFAS NO. 142

Effective October 1, 2001, the Company adopted Financial Accounting Statement 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As required under SFAS No. 142, the Company discontinued the amortization of goodwill with a net carrying value of $13.4 million at October 1, 2001 and annual amortization of approximately $1.2 million that resulted from business combinations prior to the adoption of SFAS No. 141. The Company will evaluate goodwill for impairment at least annually. Impairment testing of goodwill was completed as of October 1, 2001 and resulted in no impairment, therefore, goodwill has a net carrying value of $13.4 million at September 30, 2002.

Net income and earnings per share adjusted for the adoption of SFAS No. 142 is as follows:

                                                                   Years Ended September 30,
                                                           ------------------------------------------
                                                               2002          2001            2000
                                                           ------------   ------------   ------------
                                                             (In thousands, except per share data)

Net income, as reported ................................   $     21,872   $     17,984   $     11,123
Add back: Goodwill amortization, net of tax benefit ....             --          1,030          1,015
                                                           ------------   ------------   ------------
Adjusted net income ....................................   $     21,872   $     19,014   $     12,138
                                                           ============   ============   ============

BASIC EARNINGS PER SHARE:
     Net income, as reported ...........................   $       2.36   $       1.92   $       1.13
     Goodwill amortization, net of tax benefit .........             --           0.11           0.11
                                                           ------------   ------------   ------------
     Adjusted net income ...............................   $       2.36   $       2.03   $       1.24
                                                           ============   ============   ============

DILUTED EARNINGS PER SHARE:
     Net income, as reported ...........................   $       2.25   $       1.87   $       1.12
     Goodwill amortization, net of tax benefit .........             --           0.11           0.10
                                                           ------------   ------------   ------------
     Adjusted net income ...............................   $       2.25   $       1.98   $       1.22
                                                           ============   ============   ============

In addition to goodwill, the Company's other intangible assets consist of mortgage servicing rights which are included in other assets on the consolidated balance sheet. Mortgage servicing rights are not subject to SFAS No. 142 but rather, are amortized over their expected life and subject to periodic impairment testing. The results for the year ended September 30, 2002 include a $3.1 million charge related to an impairment write-down of the Company's mortgage servicing rights. The write-down was the result of an increase in forecasted prepayment speeds, which resulted primarily from the current lower interest rate environment. At September 30, 2002 and 2001 the valuation reserve totaled $3.1 million and zero, respectively. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

                                                    Years Ended September 30,
(In thousands)                                2002             2001            2000
--------------                             ------------    ------------    ------------
Balance at beginning of year ...........   $      6,287    $      4,575    $      4,729
    Servicing rights capitalized .......          4,926           3,086             665
    Amortization of servicing rights ...         (1,968)         (1,374)           (819)
    Impairment of servicing rights .....         (3,100)             --              --
                                           ------------    ------------    ------------
Balance at end of year .................   $      6,145    $      6,287    $      4,575
                                           ============    ============    ============

Market value at end of year ............   $      6,496    $      6,963    $      6,490
                                           ============    ============    ============

Amortization expense for the mortgage servicing rights asset are based on assumptions made during each reporting period. Such assumptions include, but are not limited to, the current level of interest rates and the forecast prepayment speeds as estimated by major mortgage dealers. Actual amortization expense is also affected by the amount of loans sold with servicing retained.

The following table shows the future estimated amortization expense for originated mortgage servicing rights based on existing balances and the interest rate environment as of September 30, 2002. The Company's actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on the amount of additional servicing rights, changes in mortgage interest rates, estimated prepayment speeds and market conditions.

Estimated future amortization expense:

Years Ended September 30,                                                    Amount
-------------------------                                                    ------
                                                                         (In thousands)

2003..............................................................           $  2,374
2004..............................................................              1,123
2005..............................................................                807
2006..............................................................                579
2007..............................................................                414
2008 and thereafter...............................................                848

(21)  FINANCIAL INFORMATION OF ST. FRANCIS CAPITAL CORPORATION (PARENT ONLY)

                       STATEMENTS OF FINANCIAL CONDITION

                                                                                      September 30,
(In thousands)                                                                     2002           2001
--------------                                                                 ------------    ------------
                                                  ASSETS
Cash, all with Bank ........................................................   $      2,713    $      3,998
Investment in subsidiary, at equity ........................................        190,703         192,949
Accrued interest receivable and other assets ...............................             27              27
                                                                               ------------    ------------
      Total assets .........................................................   $    193,443    $    196,974
                                                                               ============    ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Advances and other borrowings ..........................................   $     14,000    $     36,000
    Accrued interest and other liabilities .................................            362             499
                                                                               ------------    ------------
      Total liabilities ....................................................         14,362          36,499
                                                                               ------------    ------------

Shareholders' equity:
    Common stock ...........................................................            146             146
    Additional paid-in capital .............................................         89,324          88,826
    Accumulated other comprehensive income .................................          1,632           1,137
    Treasury stock, at cost ................................................        (72,515)        (74,264)
    Retained earnings, substantially restricted ............................        160,494         144,630
                                                                               ------------    ------------
      Total shareholders' equity ...........................................        179,081         160,475
                                                                               ------------    ------------
      Total liabilities and shareholders' equity ...........................   $    193,443    $    196,974
                                                                               ============    ============


                              STATEMENTS OF INCOME


                                                                        Years Ended September 30,
(In thousands)                                                     2002            2001           2000
--------------                                                 ------------    ------------    ------------

Dividends received from Bank ...............................   $     26,000    $     12,000    $      5,021
Interest and other dividend income .........................             44              84             224
Other income ...............................................             --              --              49
Interest expense on advances and other borrowings ..........           (833)         (2,266)         (1,964)
General and administrative expenses ........................           (897)           (721)           (608)
                                                               ------------    ------------    ------------
    Income before income tax expense and equity in
      undistributed earnings of subsidiary .................         24,314           9,097           2,722
Income tax benefit .........................................           (590)         (1,016)           (805)
                                                               ------------    ------------    ------------
    Income before equity in undistributed earnings of
      subsidiary ...........................................         24,904          10,113           3,527
Equity in undistributed earnings of subsidiary .............         (3,032)          7,871           7,596
                                                               ------------    ------------    ------------
Net income .................................................   $     21,872    $     17,984    $     11,123
                                                               ============    ============    ============

                            STATEMENTS OF CASH FLOWS

                                                                     Years Ended September 30,
(In thousands)                                                   2002            2001           2000
--------------                                              ------------    ------------    ------------
Cash flows from operating activities:
Net income ..............................................   $     21,872    $     17,984    $     11,123
Adjustments to reconcile net income to cash provided
by operations:
    Equity in undistributed earnings of subsidiary ......          3,032          (7,871)         (7,596)
    Increase (decrease) in liabilities ..................           (137)           (116)             48
    Other, net ..........................................           (291)            (26)         (3,674)
                                                            ------------    ------------    ------------
Cash provided by (used in) operations ...................         24,476           9,971             (99)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
Stock option transactions ...............................          2,477             427             333
Proceeds from advances and other borrowings .............         54,000         125,000         112,000
Repayments from advances and other borrowings ...........        (76,000)       (125,000)        (97,000)
Purchase of treasury stock ..............................           (679)         (5,166)        (11,226)
Dividends paid ..........................................         (5,559)         (3,753)         (3,578)
                                                            ------------    ------------    ------------
Cash provided by (used in) financing activities .........        (25,761)         (8,492)            529
                                                            ------------    ------------    ------------

Increase (decrease) in cash .............................         (1,285)          1,479             430
Cash at beginning of year ...............................          3,998           2,519           2,089
                                                            ------------    ------------    ------------
Cash at end of year .....................................   $      2,713    $      3,998    $      2,519
                                                            ============    ============    ============

(22) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        For the quarter ended,
                                    -----------------------------------------------------------------
                                     Sep 30,      Jun 30,       Mar 31,      Dec 31,      Sep 30,
                                       2002        2002          2002         2001          2001
                                    ----------   ----------   -----------   -----------   -----------
                                         (In thousands, except per share data and market prices)
Interest and dividend
  income ........................   $   29,822   $   30,636   $    29,976   $    32,711   $    35,920

Interest expense ................       15,765       16,249        16,734        18,671        21,460
                                    ----------   ----------   -----------   -----------   -----------
Net interest income .............       14,057       14,387        13,242        14,040        14,460
Provision for loan losses .......          556          913           909           911           908
                                    ----------   ----------   -----------   -----------   -----------
Net interest income after
  provision for loan losses .....       13,501       13,474        12,333        13,129        13,552
Securities gains ................          256          322           677            57           245
Gain on sales of loans held
  for sale, net .................        5,201        2,273         2,074         3,203         2,313
Other operating income ..........        1,911        2,690         3,602         4,130         3,375
                                    ----------   ----------   -----------   -----------   -----------
Total other operating income ....        7,368        5,285         6,353         7,390         5,933

General and administrative
  expenses ......................       12,272       11,912        11,967        11,943        11,460
                                    ----------   ----------   -----------   -----------   -----------
Income before income tax
  expense........................        8,597        6,847         6,719         8,576         8,025

Income tax expense ..............        2,710        1,783         1,792         2,582         2,557
                                    ----------   ----------   -----------   -----------   -----------
Income before accounting
  change.........................        5,887        5,064         4,927         5,994         5,468
Cumulative effect of
  accounting change .............           --           --            --            --            --
                                    ----------   ----------   -----------   -----------   -----------
Net income ......................   $    5,887   $    5,064   $     4,927   $     5,994   $     5,468
                                    ==========   ==========   ===========   ===========   ===========

Basic earnings per share:(1)
  Before accounting change ......   $     0.63   $     0.55   $      0.53   $      0.65   $      0.59
  Cumulative effect of
    accounting change ...........           --           --            --            --            --
                                    ----------   ----------   -----------   -----------   -----------
                                    $     0.63   $     0.55   $      0.53   $      0.65   $      0.59
                                    ==========   ==========   ===========   ===========   ===========

Diluted earnings per share:(2)
     Before accounting change ...   $     0.60   $     0.52   $      0.51   $      0.62   $      0.56
     Cumulative effect of
        accounting change .......           --           --            --            --            --
                                    ----------   ----------   -----------   -----------   -----------
                                    $     0.60   $     0.52   $      0.51   $      0.62   $      0.56
                                    ==========   ==========   ===========   ===========   ===========

Weighted average shares -
  basic .........................    9,348,097    9,291,005     9,229,437     9,179,274     9,323,822
Weighted average shares -
  diluted .......................    9,796,911    9,785,807     9,694,565     9,621,097     9,766,495

Market Information:
    High ........................   $    25.09   $    25.20   $     23.71   $     23.13   $     22.80
    Low .........................        20.51        22.12         22.00         20.25         20.40
    Close .......................        23.01        24.79         23.71         23.13         21.35

                                           For the quarter ended,
                                    --------------------------------------
                                      Jun 30,       Mar 31,      Dec 31,
                                       2001          2001         2000
                                    -----------   -----------   ----------
                            (In thousands, except per share data and market prices)
Interest and dividend
  income ........................   $    37,957   $    42,297   $   44,961

Interest expense ................        24,268        29,360       32,503
                                    -----------   -----------   ----------
Net interest income .............        13,689        12,937       12,458
Provision for loan losses .......         3,310           706          603
                                    -----------   -----------   ----------
Net interest income after
  provision for loan losses .....        10,379        12,231       11,855
Securities gains ................           275           199          277
Gain on sales of loans held
  for sale, net .................         1,642         1,487          613
Other operating income ..........         3,982         3,660        3,268
                                    -----------   -----------   ----------
Total other operating income ....         5,899         5,346        4,158

General and administrative
  expenses ......................        11,441        11,157       10,260
                                    -----------   -----------   ----------
Income before income tax
  expense........................         4,837         6,420        5,753

Income tax expense ..............         1,365         1,661        1,384
                                    -----------   -----------   ----------
Income before accounting
  change.........................         3,472         4,759        4,369

Cumulative effect of
  accounting change .............            --            --          (84)
                                    -----------   -----------   ----------
Net income ......................   $     3,472   $     4,759   $    4,285
                                    ===========   ===========   ==========

Basic earnings per share:(1)
  Before accounting change ......   $      0.37   $      0.51   $     0.46
  Cumulative effect of
    accounting change ...........            --            --        (0.01)
                                    -----------   -----------   ----------
                                    $      0.37   $      0.51   $     0.45
                                    ===========   ===========   ==========

Diluted earnings per share:(2)
     Before accounting change ...   $      0.36   $      0.50   $     0.46
     Cumulative effect of
        accounting change .......            --            --        (0.01)
                                    -----------   -----------   ----------
                                    $      0.36   $      0.50   $     0.45
                                    ===========   ===========   ==========

Weighted average shares -
  basic .........................     9,387,005     9,402,121    9,413,249
Weighted average shares -
  diluted .......................     9,759,264     9,602,015    9,492,615

Market Information:
    High ........................   $     21.85   $     18.56   $    15.25
    Low .........................         18.69         13.88        12.56
    Close .......................         21.85         18.38        13.13

------------

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

On October 18, 2002, the Company declared a dividend of $0.20 per share on the Company's common stock for the quarter ended September 30, 2002. The dividend was payable on November 20, 2002 to shareholders of record as of November 11, 2002. At November 29, 2002, the closing price of the Company's common stock was $24.00 per share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is included under the heading "Election of Directors" in the Company's definitive Proxy Statement, dated December 20, 2002, relating to the 2003 Annual Meeting of Shareholders currently scheduled for January 22, 2003, which is incorporated herein by reference. Information concerning executive officers who are not directors is contained in Part I of this Form 10-K pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement, dated December 20, 2002, relating to the 2003 Annual Meeting of Shareholders currently scheduled for January 22, 2003, which is incorporated herein by reference. However, the information set forth under the heading "Compensation Committee Report" in the Company's definitive Proxy Statement dated December 20, 2002, shall not be deemed to be incorporated by reference by any general statement into any filing and shall not otherwise be deemed to be filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Company's definitive Proxy Statement, dated December 20, 2002, relating to the 2003 Annual Meeting of Shareholders currently scheduled for January 22, 2003, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Indebtedness of Management and Certain Transactions" in the Company's definitive Proxy Statement, dated December 20, 2002, relating to the 2003 Annual Meeting of Shareholders currently scheduled for January 22, 2003, which is incorporated herein by reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the year ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) FINANCIAL STATEMENTS

The following financial statements and financial statement schedules are included under a separate caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

         Independent Auditors' Report
         Consolidated Statements of Financial Condition at September 30, 2002
             and 2001
         Consolidated Statements of Income for the Years Ended September 30,
             2002, 2001 and 2000
         Consolidated Statements of Shareholders' Equity and Comprehensive
             Income for the Years Ended September 30, 2002, 2001 and 2000 Consolidated Statements of Cash Flows for the Years Ended September 30,
             2002, 2001 and 2000
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

  10.16  1998 Amended Employment Agreement-James S. Eckel(5)

  10.17  St. Francis Capital Corporation 1997 Stock Option Plan(3)

  10.18  Split Dollar Life Insurance Agreement-Thomas R. Perz(3)

  11.1   Statement regarding computation of per share earnings

         See footnote (14) in Part II Item 8

  13.1   2002 Summary Annual Report to Shareholders(7)

  21.1   Subsidiaries of the Registrant

         See "Subsidiaries" in Part I Item I

  23.1   Consent of KPMG LLP(6)

  24.1   Powers of Attorney for certain officers and directors(1)

  99.1   Proxy Statement for 2003 Annual Meeting of Shareholders(6)

  99.2 Certification of Chief Executive Officer and Chief Financial Officer under the Sarbanes-Oxley Act of 2002(6)

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

                                         Date: December 18, 2002
                                               --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


   /s/ Thomas R. Perz                        /s/ Jon D. Sorenson
   -----------------------------------       -----------------------------------
   Thomas R. Perz, Chairman of the           Jon D. Sorenson, Chief Financial
   Board, President, Chief Executive         Officer and Treasurer (Principal
   Officer and Director (Principal           Financial and Accounting Officer)
   Executive and Operating Officer)

   Date:    December 18, 2002                Date:     December 18, 2002
            --------------------------                --------------------------


   /s/ David J. Drury                        /s/ Gerald A. Kiefer
   -----------------------------------       -----------------------------------
   David J. Drury, Director                  Gerald A. Kiefer, Director

   Date:    December 18, 2002                Date:     December 18, 2002
            --------------------------                --------------------------


   /s/ Edward W. Mentzer                     /s/ Jeffrey A. Reigle
   -----------------------------------       -----------------------------------
   Edward W. Mentzer, Director               Jeffrey A. Reigle, Director

   Date:     December 18, 2002               Date:     December 18, 2002
            --------------------------                --------------------------


   /s/ Julia H. Taylor                       /s/ Edmund O. Templeton
   -----------------------------------       -----------------------------------
   Julia H. Taylor, Director                 Edmund O. Templeton, Director

   Date:     December 18, 2002               Date:     December 18, 2002
            --------------------------                --------------------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas R. Perz, certify that:

1. I have reviewed this annual report on Form 10-K of St. Francis Capital Corporation (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 18, 2002                        /s/ Thomas R. Perz
                                               --------------------------------
                                               Thomas R. Perz, Chairman of the
                                               Board, President and Chief
                                               Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Jon D. Sorenson, certify that:

1. I have reviewed this annual report on Form 10-K of St. Francis Capital Corporation (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 18, 2002                        /s/ Jon D. Sorenson
                                               --------------------------------
                                               Jon D. Sorenson, Chief Financial
                                               Officer and Treasurer