Form 10-Q
period 2002-12-31
ST FRANCIS CAPITAL CORP
filed 2003-02-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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


         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,391,703 at January 31, 2003.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS


                                                                                                              PAGE
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition......................................................    3

          Consolidated Statements of Income...................................................................    4

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.................    5

          Consolidated Statements of Cash Flows...............................................................    6

          Notes to Unaudited Consolidated Financial Statements................................................    8


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............  19

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................  32

ITEM 4.   Controls and Procedures.............................................................................  32

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................................  32

ITEM 2.   Changes In Securities and Use of Proceeds...........................................................  32

ITEM 3.   Defaults Upon Senior Securities.....................................................................  32

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................  32

ITEM 5.   Other Information...................................................................................  33

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................  33


SIGNATURES...................................................................................................   34

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31,          September 30,
                                                                                                     2002                  2002
                                                                                                 ------------          ------------
                                                                                                  (In thousands, except share data)
ASSETS
Cash and due from banks ................................................................          $    40,783           $    43,515
Federal funds sold and overnight deposits ..............................................                1,804                 2,320
                                                                                                  -----------           -----------
Cash and cash equivalents ..............................................................               42,587                45,835
                                                                                                  -----------           -----------
Assets available for sale, at fair value:
   Debt and equity securities ..........................................................               13,483                16,596
   Mortgage-backed and related securities ..............................................              582,983               618,580
Mortgage loans held for sale, at lower of cost or market ...............................               77,094                65,006
Securities held to maturity, at amortized cost:
   Mortgage-backed and related securities (fair value of $98,880
   and $91,318, respectively) ..........................................................               97,635                90,246
Loans receivable, net ..................................................................            1,222,725             1,257,466
Federal Home Loan Bank stock, at cost ..................................................               91,699                90,784
Accrued interest receivable ............................................................                9,894                 9,398
Foreclosed properties ..................................................................                  887                 1,908
Real estate held for investment ........................................................               32,458                32,803
Premises and equipment, net ............................................................               30,708                29,824
Goodwill ...............................................................................               12,891                12,891
Other assets ...........................................................................               21,974                67,780
                                                                                                  -----------           -----------
Total assets ...........................................................................          $ 2,237,018           $ 2,339,117
                                                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits ...............................................................................          $ 1,395,820           $ 1,416,979
Short term borrowings ..................................................................              608,130               605,236
Long term borrowings ...................................................................               35,235                36,827
Advances from borrowers for taxes and insurance ........................................                1,475                 9,886
Accrued interest payable and other liabilities .........................................               12,914                91,108
                                                                                                  -----------           -----------
Total liabilities ......................................................................            2,053,574             2,160,036
                                                                                                  -----------           -----------

Commitments and contingencies ..........................................................                 --                    --

Shareholders' equity:
Preferred stock $.01 par value: Authorized, 6,000,000 shares;
   None issued .........................................................................                 --                    --
Common stock $.01 par value: Authorized 24,000,000 shares;
   Issued, 14,579,240 shares;
   Outstanding, 9,374,881 and 9,350,873 shares, respectively ...........................                  146                   146
Additional paid-in-capital .............................................................               89,273                89,324
Accumulated other comprehensive income .................................................                1,514                 1,632
Treasury stock at cost (5,204,359 and 5,228,367 shares, respectively) ..................              (72,182)              (72,515)
Retained earnings, substantially restricted ............................................              164,693               160,494
                                                                                                  -----------           -----------
Total shareholders' equity .............................................................              183,444               179,081
                                                                                                  -----------           -----------
Total liabilities and shareholders' equity .............................................          $ 2,237,018           $ 2,339,117
                                                                                                  ===========           ===========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Three months ended
                                                                                                           December 31,
                                                                                                 ---------------------------------
                                                                                                   2002                    2001
                                                                                                 --------                --------
                                                                                               (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
   Loans ...........................................................................               $ 21,503                $ 23,034
   Mortgage-backed and related securities ..........................................                  5,372                   8,537
   Debt and equity securities ......................................................                    137                     199
   Federal funds sold and overnight deposits .......................................                     10                      24
   Federal Home Loan Bank stock ....................................................                  1,387                     917
                                                                                                   --------                --------
   Total interest and dividend income ..............................................                 28,409                  32,711
                                                                                                   --------                --------
INTEREST EXPENSE:
   Deposits ........................................................................                  7,430                  10,994
   Advances and other borrowings ...................................................                  7,734                   7,677
                                                                                                   --------                --------
Total interest expense .............................................................                 15,164                  18,671
                                                                                                   --------                --------
Net interest income before provision for loan losses ...............................                 13,245                  14,040
Provision for loan losses ..........................................................                    381                     911
                                                                                                   --------                --------
Net interest income ................................................................                 12,864                  13,129
                                                                                                   --------                --------
OTHER OPERATING INCOME, NET:
   Loan servicing and loan related fees ............................................                  1,670                   1,244
   Mortgage servicing impairment ...................................................                 (1,450)                   --
   Depository fees and service charges .............................................                  1,560                   1,540
   Securities gains ................................................................                    178                      57
   Gain on sales of loans ..........................................................                  4,942                   3,203
   Insurance annuity and brokerage commissions .....................................                    370                     377
   Gain (loss) on foreclosed properties ............................................                     59                      (1)
   Income from real estate held for investment .....................................                    872                     778
   Other income ....................................................................                    163                     192
                                                                                                   --------                --------
Total other operating income, net ..................................................                  8,364                   7,390
                                                                                                   --------                --------
GENERAL AND ADMINISTRATIVE EXPENSES:
   Compensation and other employee benefits ........................................                  7,648                   6,970
   Occupancy expenses, including depreciation ......................................                  1,194                   1,170
   Furniture and equipment, including depreciation .................................                  1,017                     990
   Real estate held for investment expenses ........................................                    904                     773
   Telephone and postage ...........................................................                    446                     410
   Data processing .................................................................                    268                     422
   Other general and administrative expenses .......................................                  1,282                   1,208
                                                                                                   --------                --------
Total general and administrative expenses ..........................................                 12,759                  11,943
                                                                                                   --------                --------
Income before income tax expense ...................................................                  8,469                   8,576
Income tax expense .................................................................                  2,391                   2,582
                                                                                                   --------                --------
Net income .........................................................................               $  6,078                $  5,994
                                                                                                   ========                ========

Basic earnings per share ...........................................................               $   0.65                $   0.65
                                                                                                   ========                ========

Diluted earnings per share .........................................................               $   0.62                $   0.62
                                                                                                   ========                ========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
                                     Income
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                                   Shares of                                        Other
                                                     Common              Additional             Comprehensive
                                                     Stock       Common   Paid-In     Retained     Income/    Treasury
                                                  Outstanding    Stock    Capital     Earnings     (Loss)      Stock        Total
                                                  -----------    ------  ----------   --------  ------------- --------    ---------
                                                     (In thousands, except Shares of Common Stock Outstanding and per share data)
Three months ended December 31, 2001
Balance at September 30, 2001 ..................    9,208,244    $ 146    $ 88,826    $ 144,630    $ 1,137    $(74,264)   $ 160,475
Net income .....................................         --       --          --          5,994       --          --          5,994
Change in unrealized gain on securities
   available for sale ..........................         --       --          --           --         (985)       --           (985)
Reclassification adjustment for gains
   realized in net income ......................         --       --          --           --          (57)       --            (57)
Income taxes ...................................         --       --          --           --          473        --            473
                                                                                                                          ---------
Comprehensive income ...........................                                                                              5,425

Cash dividend - $0.15 per share ................         --       --          --         (1,376)      --          --         (1,376)
Purchase of treasury stock .....................      (32,500)    --          --           --         --          (679)        (679)
Exercise of stock options, net .................        7,702     --            19           12       --           106          137
                                                   ----------    -----    --------    ---------    -------    --------    ---------
Balance at December 31, 2001 ...................    9,183,446    $ 146    $ 88,845    $ 149,260    $   568    $(74,837)   $ 163,982
                                                   ==========    =====    ========    =========    =======    ========    =========

Three months ended December 31, 2002
Balance at September 30, 2002 ..................    9,350,873    $ 146    $ 89,324    $ 160,494    $ 1,632    $(72,515)   $ 179,081
Net income .....................................         --       --          --          6,078       --          --          6,078
Change in unrealized gain on securities
   available for sale ..........................         --       --          --           --          (10)       --            (10)
Reclassification adjustment for gains
   realized in net income ......................         --       --          --           --         (178)       --           (178)
Income taxes ...................................         --       --          --           --           70        --             70
                                                                                                                          ---------
Comprehensive income ...........................                                                                              5,960

Cash dividend - $0.20 per share ................         --       --          --         (1,874)      --          --         (1,874)
Exercise of stock options, net .................       24,008     --           (51)          (5)      --           333          277
                                                   ----------    -----    --------    ---------    -------    --------    ---------
Balance at December 31, 2002 ...................    9,374,881    $ 146    $ 89,273    $ 164,693    $ 1,514    $(72,182)   $ 183,444
                                                   ==========    =====    ========    =========    =======    ========    =========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Three months ended
                                                                                                               December 31,
                                                                                                        ---------------------------
                                                                                                          2002              2001
                                                                                                        ---------         ---------
                                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................................        $   6,078         $   5,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for loan losses ................................................................              381               911
      Depreciation, accretion and amortization .................................................            3,707             2,058
      Deferred income taxes ....................................................................            1,045               341
      Securities gains .........................................................................             (178)              (57)
      Impairment write-down on mortgage servicing rights .......................................            1,450              --
      Originations of loans held for sale ......................................................         (344,616)         (259,987)
      Proceeds from sales of loans held for sale ...............................................          337,470           224,570
      Gain on sale of loans ....................................................................           (4,942)           (3,203)
      Stock dividends received on Federal Home Loan Bank stock .................................             (915)             (575)
      Other, net ...............................................................................          (15,107)           (1,737)
                                                                                                        ---------         ---------

Net cash used in operating activities ..........................................................          (15,627)          (31,685)
                                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of mortgage-backed and related securities held to maturity .....................          (20,000)           (5,431)
      Principal repayments on mortgage-backed and related securities held to maturity ..........           12,611            15,015
      Purchases of mortgage-backed and related securities available for sale ...................         (240,180)          (55,851)
      Proceeds from sales of mortgage-backed securities available for sale .....................           81,846             3,666
      Principal repayments on mortgage-backed securities available for sale ....................          170,331            77,423
      Purchases of debt and equity securities available for sale ...............................           (1,931)           (7,264)
      Proceeds from maturities of debt and equity securities available for sale ................            5,001            25,003
      Purchase of loans ........................................................................         (123,128)          (82,441)
      Decrease in loans, net of loans held for sale ............................................          157,869            84,361
      Increase in real estate held for investment ..............................................              (15)           (2,977)
      Proceeds from sale of foreclosed properties ..............................................            1,350              --
      Purchases of premises and equipment, net .................................................           (1,510)           (1,299)
                                                                                                        ---------         ---------

Net cash provided by investing activities ......................................................           42,244            50,205
                                                                                                        ---------         ---------

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flow, cont.
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Three months ended
                                                                                                                December 31,
                                                                                                          -------------------------
                                                                                                           2002              2001
                                                                                                         --------          --------
                                                                                                              (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits .....................................................................          (21,159)          (19,386)
  Proceeds from advances and other borrowings ..................................................           87,297            60,518
  Repayments on advances and other borrowings ..................................................          (90,143)          (51,332)
  Increase in securities sold under agreements to repurchase ...................................            4,148             5,457
  Decrease in advances from borrowers for taxes and insurance ..................................           (8,411)           (9,060)
  Dividends paid ...............................................................................           (1,874)           (1,376)
  Stock option transactions ....................................................................              277               137
  Purchase of treasury stock ...................................................................             --                (679)
                                                                                                         --------          --------

Net cash used in financing activities ..........................................................          (29,865)          (15,721)
                                                                                                         --------          --------

Increase (decrease) in cash and cash equivalents ...............................................           (3,248)            2,799

Cash and cash equivalents:
  Beginning of period ..........................................................................           45,835            38,100
                                                                                                         --------          --------
  End of period ................................................................................         $ 42,587          $ 40,899
                                                                                                         ========          ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest .....................................................................................         $ 14,854          $ 19,028
  Income taxes .................................................................................              606             3,357

Supplemental schedule of noncash investing and financing activities:

The following summarizes significant noncash investing and financing activities:

  Transfer from loans to foreclosed properties ..................................................         $    204          $    187
  Transfer of mortgage loans to mortgage loans held for sale ...................................           18,730            33,747

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

(2)  Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

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

         The contractual or notional amounts of off-balance sheet financial instruments are as follows:

                                                                                Contractual or Notional Amount(s)
                                                                             December 31,                September 30,
                                                                                 2002                        2002
                                                                             ------------                -------------
                                                                                         (In thousands)
             Commitments to extend credit:
                 Fixed-rate loans.....................................         $  37,626                   $  69,156
                 Variable-rate loans..................................            31,799                      41,824
             Mortgage loans sold with recourse........................            11,090                      12,334
             Guarantees under IRB issues..............................            36,294                      36,581
             Unused and open-ended lines of credit:
               Consumer..............................................            284,569                     273,704
               Commercial.............................................            79,320                      66,411

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of December 31, 2002 have interest rates ranging from 4.875% to 8.375%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate and commercial business assets.

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At December 31, 2002, appraised values of the real estate collateral exceeded the amount of the guarantees.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(4)  Securities

         The Company's securities available for sale and held to maturity at December 31, 2002 were as follows:

                                                                                      SECURITIES AVAILABLE FOR SALE
                                                                      --------------------------------------------------------------
                                                                                         Gross            Gross
                                                                      Amortized        Unrealized       Unrealized          Fair
                                                                         Cost            Gains           (Losses)           Value
                                                                      ----------       ----------       ----------        ----------
                                                                                            (In thousands)
DEBT AND EQUITY SECURITIES:
U.S. Treasury obligations and obligations of
   U.S. Government Agencies ...................................       $   10,000       $       19       $     --          $   10,019
Marketable equity securities ..................................            3,464             --               --               3,464
                                                                      ----------       ----------       ----------        ----------
TOTAL DEBT AND EQUITY SECURITIES ..............................       $   13,464       $       19       $     --          $   13,483
                                                                      ==========       ==========       ==========        ==========

MORTGAGE-BACKED & RELATED SECURITIES:
Participation certificates:
   FNMA .......................................................       $   35,379       $      266       $     --          $   35,645
   Private issue ..............................................           12,354             --               (362)           11,992
REMICs:
   GNMA .......................................................           19,006              212               (8)           19,210
   FHLMC ......................................................          120,978            1,612             (240)          122,350
   FNMA .......................................................           32,444              266             --              32,710
   Private issue ..............................................          360,380            1,594             (934)          361,040
CMO residual ..................................................               36             --               --                  36
                                                                      ----------       ----------       ----------        ----------
TOTAL MORTGAGE-BACKED AND RELATED
   SECURITIES .................................................       $  580,577       $    3,950       $   (1,544)       $  582,983
                                                                      ==========       ==========       ==========        ==========

                                                                                      SECURITIES HELD TO MATURITY
                                                                      --------------------------------------------------------------
                                                                                         Gross            Gross
                                                                      Amortized        Unrealized       Unrealized          Fair
                                                                         Cost            Gains           (Losses)           Value
                                                                      ----------       ----------       ----------        ----------
                                                                                            (In thousands)
MORTGAGE-BACKED & RELATED SECURITIES:
Participation certificates:
   GNMA ................................................              $    6,199       $      314       $     --          $    6,513
REMICs:
   FHLMC ...............................................                   5,012               98             --               5,110
   FNMA ................................................                  27,999              573             --              28,572
   Private issue .......................................                  58,425              260             --              58,685
                                                                      ----------       ----------       ----------        ----------
TOTAL MORTGAGE-BACKED AND RELATED
SECURITIES .............................................              $   97,635       $    1,245       $     --          $   98,880
                                                                      ==========       ==========       ==========        ==========

         During the three month periods ended December 31, 2002 and 2001, gross proceeds from the sale of securities available for sale totaled approximately $81.8 million and $3.7 million, respectively. The gross realized gains on such sales totaled approximately $43,000 and $57,000 for the three month periods ended December 31, 2002 and 2001, respectively. The gross realized losses on such sales totaled approximately $30,000 and zero for the three month periods ended December 31, 2002 and 2001.

         At December 31, 2002, $451.4 million of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(5)  Loans

         Loans receivable are summarized as follows:

                                                                                            December 31,               September 30,
                                                                                                2002                        2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (In thousands)
First mortgage - one- to four-family .......................................                $    246,780                $    251,702
First mortgage - residential construction ..................................                      53,844                      62,973
First mortgage - multi-family ..............................................                     152,801                     158,320
Commercial real estate .....................................................                     400,470                     395,473
Home equity ................................................................                     291,008                     276,437
Commercial .................................................................                     122,095                     148,716
Consumer secured by real estate ............................................                      54,067                      56,231
Interim financing and consumer loans .......................................                      31,110                      25,055
Indirect auto ..............................................................                       4,138                       5,598
Education ..................................................................                       1,094                         917
                                                                                            ------------                ------------
   Total gross loans .......................................................                   1,357,407                   1,381,422
                                                                                            ------------                ------------
Less:
   Loans in process ........................................................                      42,214                      43,644
   Unearned insurance premiums .............................................                          78                          86
   Deferred loan and guarantee fees ........................................                         521                         607
   Purchased loan discount .................................................                         362                         401
   Allowance for loan losses ...............................................                      14,413                      14,212
                                                                                            ------------                ------------
   Total deductions ........................................................                      57,588                      58,950
                                                                                            ------------                ------------
Total loans receivable .....................................................                   1,299,819                   1,322,472
Less: First mortgage loans held for sale ...................................                      77,094                      65,006
                                                                                            ------------                ------------
Loans receivable, net ......................................................                $  1,222,725                $  1,257,466
                                                                                            ============                ============

(6) Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:

                                                                                                       Three months ended
                                                                                                           December 31,
                                                                                             --------------------------------------
                                                                                               2002                          2001
                                                                                             --------                      --------
                                                                                                         (In thousands)
Beginning balance ......................................................                     $ 14,212                      $ 11,686
Charge-offs:
   Real estate - mortgage ..............................................                         --                             (23)
   Commercial loans ....................................................                         (104)                         --
   Home equity loans ...................................................                         --                            --
   Consumer ............................................................                          (86)                         (214)
                                                                                             --------                      --------
Total charge-offs ......................................................                         (190)                         (237)
                                                                                             --------                      --------
Recoveries:
   Real estate - mortgage ..............................................                         --                              18
   Commercial loans ....................................................                         --                            --
   Home equity loans ...................................................                         --                            --
   Consumer ............................................................                           10                             4
                                                                                             --------                      --------
Total recoveries .......................................................                           10                            22
                                                                                             --------                      --------
Net charge-offs ........................................................                         (180)                         (215)
                                                                                             --------                      --------

Provision ..............................................................                          381                           911
                                                                                             --------                      --------
Ending balance .........................................................                     $ 14,413                      $ 12,382
                                                                                             ========                      ========

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(7)  Earnings Per Share

         Basic earnings per share of common stock for the three month periods ended December 31, 2002 and 2001, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the three month periods ended December 31, 2002 and 2001, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at December 31, 2002 and September 30, 2002, have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding at period end adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive.

         The computation of earnings per common share is as follows:

                                                                                                         Three months ended
                                                                                                            December 31,
                                                                                              --------------------------------------
                                                                                                 2002                       2001
                                                                                              -----------                -----------
Net income for the period ....................................................                $ 6,078,000                $ 5,994,000
                                                                                              ===========                ===========

Common shares issued .........................................................                 14,579,240                 14,579,240
Weighted average treasury shares .............................................                  5,217,874                  5,399,966

Weighted average common shares
   outstanding during the period .............................................                  9,361,366                  9,179,274
Effect of dilutive stock options outstanding .................................                    427,328                    441,823
                                                                                              -----------                -----------
Diluted weighted average common shares
   outstanding during the period .............................................                  9,788,694                  9,621,097
                                                                                              ===========                ===========

Basic earnings per share .....................................................                $      0.65                $      0.65
                                                                                              ===========                ===========

Diluted earnings per share ...................................................                $      0.62                $      0.62
                                                                                              ===========                ===========


         The computation of book value per common share is as follows:

                                                                                              December 31,             September 30,
                                                                                                  2002                     2002
                                                                                              ------------             -------------
Common shares outstanding at the end of the period .............................                 9,374,881                 9,350,873
Incremental shares relating to dilutive stock
options outstanding at the end of the period ...................................                   426,387                   427,745
                                                                                              ------------              ------------
                                                                                                 9,801,268                 9,778,618
                                                                                              ============              ============

Total shareholders' equity at the end of the period ............................              $183,444,000              $179,081,000

Book value per common share ....................................................              $      18.72              $      18.31

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

         At December 31, 2002, 60,650 shares were reserved for future grants. Further information concerning the options is as follows:

                                                                           Three months ended December 31,
                                                -----------------------------------------------------------------------------------
                                                               2002                                          2001
                                                -----------------------------------------------------------------------------------
                                                                          Weighted                                      Weighted
                                                                           Average                                       Average
                                                   Options             Exercise Price            Options             Exercise Price
                                                -----------------------------------------------------------------------------------
Outstanding at beginning of period ......            1,428,508         $        16.12              1,614,898         $        15.74
Granted .................................                 --                     --                     --                     --
Canceled ................................                 --                     --                     --                     --
Exercised ...............................              (24,008)                  5.00                 (7,702)                 15.43
                                                --------------         --------------         --------------         --------------
Outstanding at end of period ............            1,404,500         $        16.31              1,607,196         $        15.74
                                                ==============         ==============         ==============         ==============

Options exercisable .....................            1,087,994         $ 5.00 - 22.00              1,041,701         $ 5.00 - 22.00
                                                ==============         ==============         ==============         ==============


          For purposes of providing the pro forma disclosures required under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS No. 148") the fair value of stock options granted was estimated using the Black-Scholes option pricing model. There were no options granted during the three months ended December 31, 2002 and 2001.

          Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts indicated below. This pro forma net income reflects only options granted in the fiscal years 1997 through December 31, 2002. Therefore, the full impact of calculating compensation cost under SFAS No. 148 is not reflected in the pro-forma net income and earnings per share amounts.

                                                                                               Three months ended December 31,
                                                                                              2002                         2001
                                                                                          -------------                -------------
Net Income                   As reported .................................                $   6,078,000                $   5,994,000
                             Pro forma ...................................                $   5,974,000                $   5,826,000

Basic earnings per share     As reported .................................                $        0.65                $        0.65
                             Pro forma ...................................                $        0.64                $        0.63


Diluted earnings per share   As reported .................................                $        0.62                $        0.62
                             Pro forma ...................................                $        0.61                $        0.60


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(9)  Income Taxes

          Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

                                                                                                           Three months ended
                                                                                                              December 31,
                                                                                                     ------------------------------
                                                                                                       2002                   2001
                                                                                                     -------                -------
                                                                                                              (In thousands)
Federal income tax expense at statutory rate of 35% ..................................               $ 2,964                $ 3,001
State income taxes, net of Federal income tax benefit ................................                   316                    262
Tax exempt interest ..................................................................                   (13)                   (17)
ESOP dividend deduction ..............................................................                   (94)                  --
Affordable housing credits ...........................................................                  (780)                  (652)
Other, net ...........................................................................                    (2)                   (12)
                                                                                                     -------                -------
                                                                                                     $ 2,391                $ 2,582
                                                                                                     =======                =======

(10)  Derivative and Hedging Activities

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

         The Company's mortgage banking activities include the issuance of commitments to extend residential mortgage loans. When the loan is originated or purchased, it may be recorded as a mortgage loan held for sale. The loans held for sale are hedged with forward contracts and a fair value hedge is designated. The Company is in a short position with forward contracts, whereby the Company agrees to sell mortgage loans held for sale at a pre-established price at some future date, and in a long position with the mortgage loans held for sale. The hedging relationship is highly effective and hedges changes in the fair value of the mortgage loans held for sale due to interest rate changes. The change in fair value of mortgage loans held for sale is included in the consolidated statements of income.

         The Company utilizes interest rate swaps to hedge the fair value of brokered certificates of deposit ("CD's"). The interest rate swaps that hedge brokered CD's are matched with the CD as to final maturity, interest payment dates and call features. The interest rate swaps are a floating pay-fixed receive instrument and as such, they convert the fixed rate payment on the brokered CD's to a floating rate and thus hedge the fair value of the brokered CD's from changes in interest rates. At December 31, 2002 and September 30, 2002, the Company did not have any interest rate swaps outstanding.

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

(11)  Current Accounting Developments

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

         The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation
         - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure requirements are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

------------------------------------------------------------------------------------------------------------------------------------
BUSINESS SEGMENTS                                        Retail          Commercial       Mortgage                          Total
                                                         Banking          Banking         Banking       Investments        Segments
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
THREE MONTHS ENDED DECEMBER 31, 2002
Net interest income (expense) ....................      $    3,785       $    7,266      $    2,620      $   (1,829)      $   11,842
Provision for loan losses ........................             153              145              91            --                389
Other operating income ...........................           2,224              659           3,494             178            6,554
General and administrative expenses ..............           5,975              914           1,747             224            8,860
Income tax expense (benefit) .....................             (41)           2,344           1,490            (640)           3,153
                                                        ----------       ----------      ----------      ----------       ----------
Segment profit (loss) ............................      $      (79)      $    4,523      $    2,785      $   (1,235)      $    5,994
                                                        ==========       ==========      ==========      ==========       ==========

Goodwill .........................................      $   12,891             --              --              --         $   12,891
                                                        ==========       ==========      ==========      ==========       ==========
Segment average assets ...........................      $  372,351       $  693,539      $  263,517      $  762,483       $2,091,890
                                                        ==========       ==========      ==========      ==========       ==========

THREE MONTHS ENDED DECEMBER 31, 2001
Net interest income (expense) ....................      $    3,902       $    5,496      $    2,358      $     (281)      $   11,475
Provision for loan losses ........................             378              492              41            --                911
Other operating income ...........................           2,184              326           3,338              57            5,906
General and administrative expenses ..............           5,516              865           1,360             211            7,951
Income tax expense (benefit) .....................              68            1,580           1,524            (154)           3,017
                                                        ----------       ----------      ----------      ----------       ----------
Segment profit (loss) ............................      $      124       $    2,886      $    2,772      $     (281)      $    5,501
                                                        ==========       ==========      ==========      ==========       ==========

Goodwill .........................................      $   12,891             --              --              --         $   12,891
                                                        ==========       ==========      ==========      ==========       ==========
Segment average assets ...........................      $  330,906       $  632,960      $  309,960      $  781,403       $2,055,229
                                                        ==========       ==========      ==========      ==========       ==========



RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                                                                                  Three months ended December 31,
                                                                                                   2002                    2001
                                                                                                -----------             -----------
NET INTEREST INCOME AND OTHER OPERATING INCOME
Total for segments .................................................................            $    18,396             $    17,381
Unallocated transfer pricing credit (primarily on capital) .........................                  1,561                   3,083
Income from affordable housing subsidiary ..........................................                    872                     778
Holding company interest expense ...................................................                    (97)                   (320)
Elimination of intercompany interest income ........................................                   (276)                   (276)
Other ..............................................................................                  1,153                     784
                                                                                                -----------             -----------
Consolidated total revenue .........................................................            $    21,609             $    21,430
                                                                                                ===========             ===========

PROFIT
Total for segments .................................................................            $     5,994             $     5,501
Unallocated transfer pricing credit (primarily on capital) .........................                    937                   1,850
Unallocated administrative and centralized support costs (a) .......................                 (1,153)                 (1,501)
Holding company net loss ...........................................................                   (214)                   (293)
Elimination of intercompany interest income ........................................                   (166)                   (166)
Affordable housing tax credits .....................................................                    780                     652
Other ..............................................................................                   (101)                    (49)
                                                                                                -----------             -----------
Consolidated net income ............................................................            $     6,078             $     5,994
                                                                                                ===========             ===========

AVERAGE ASSETS
Total for segments .................................................................            $ 2,091,890             $ 2,055,229
Elimination of intercompany loans ..................................................                (17,414)                (13,371)
Other assets not allocated .........................................................                196,060                 144,031
                                                                                                -----------             -----------
Consolidated average assets ........................................................            $ 2,270,536             $ 2,185,889
                                                                                                ===========             ===========

----------------------

(a) After-tax effect of $1.9 million and $2.5 million of general and administrative expenses for the three month periods ended December 31, 2002 and 2001, respectively.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


(13)  Goodwill and Intangible Assets

         Effective October 1, 2001, the Company adopted Financial Accounting Statement 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As required under SFAS No. 142, the Company discontinued the amortization of goodwill with a net carrying value of $12.9 million at October 1, 2001 and annual amortization of approximately $1.2 million that resulted from business combinations prior to the adoption of SFAS No. 141. The Company evaluates goodwill for impairment at least annually. Impairment testing of goodwill was completed as of October 1, 2002 and resulted in no impairment, therefore, goodwill has a net carrying value of $12.9 million at December 31, 2002.

         In addition to goodwill, the Company's other intangible assets consist of mortgage servicing rights and other intangible assets from business combinations which are included in other assets on the consolidated balance sheet. Mortgage servicing rights are not subject to SFAS No. 142 but rather, are amortized over their expected life and subject to periodic impairment testing. The results for the three-month period ended December 31, 2002 include a $1.45 million charge related to an impairment write-down of the Company's mortgage servicing rights. The write-down was the result of an increase in forecasted prepayment speeds, which resulted primarily from the current lower interest rate environment. At December 31, 2002 and September 30, 2002 the valuation reserve totaled $4.6 million and $3.1 million, respectively. The Company's other intangible assets from business combinations resulted from the purchase of deposits. This acquisition did not meet the definition of a business combination under SFAS No. 147, therefore, it is not required to be accounted for in accordance with SFAS No. 141 and SFAS No. 142. The Company's other intangible assets had total carrying and aggregate market values as follows:

                                                                                                   December 31,        September 30,
                                                                                                       2002                2002
                                                                                                   -----------         -------------
                                                                                                          (In thousands)

Mortgage servicing rights, carrying value ..................................................        $    6,422          $    6,145
                                                                                                    ==========          ==========
Mortgage servicing rights, market value ....................................................        $    6,683          $    6,496
                                                                                                    ==========          ==========
Intangible assets from business combinations, carrying and market value ....................        $      449          $      460
                                                                                                    ==========          ==========

         Amortization expense for the mortgage servicing rights asset are based on assumptions made during each reporting period. Such assumptions include, but are not limited to, the current level of interest rates and the forecast prepayment speeds as estimated by major mortgage dealers. Actual amortization expense is also affected by the amount of loans sold with servicing retained. At December 31, 2002, the Company services $798.8 million in mortgage loans for others, compared to $768.7 million at September 30, 2002. Intangible assets from business combinations are amortized on a straight-line method.

         Actual amortization expense is as follows:

                                                                                                         Three months ended
                                                                                                            December 31,
                                                                                                   ---------------------------------
                                                                                                      2002                   2001
                                                                                                   ----------             ----------
                                                                                                           (In thousands)
Amortization of mortgage servicing rights ............................................             $      609             $      489
Amortization of intangible assets from business combinations .........................                     11                   --


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         The following table shows the future estimated amortization expense for originated mortgage servicing rights based on existing balances and the interest rate environment as of December 31, 2002. The Company's actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on changes in mortgage interest rates, estimated prepayment speeds and market conditions.

Estimated future amortization expense:                                                     Amount
-----------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
Nine months ended September 30, 2003 ......................................                 $1,928
For the year ended September 30, 2004 .....................................                  1,443
For the year ended September 30, 2005 .....................................                    844
For the year ended September 30, 2006 .....................................                    556
For the year ended September 30, 2007 .....................................                    365
For the year ended September 30, 2008 and thereafter ......................                  1,287

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
 Item 2: Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

FORWARD-LOOKING STATEMENTS

This Report contains certain forward looking statements with respect to the financial condition, results of operation and business of St. Francis Capital Corporation (the "Company"). The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions,
(iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products,
(vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


FINANCIAL CONDITION

The Company's total assets at December 31, 2002 were $2.24 billion, a decrease of $102 million from $2.34 billion at September 30, 2002. Loans receivable, including mortgage loans held for sale, decreased $22.7 million from September 30, 2002 as declines in one- to four-family and commercial loans were partially offset by increases in consumer and commercial real estate loans. Mortgage-backed and related securities and investment securities decreased $31.3 million from September 30, 2002 as the Company continues to restructure its balance sheet. The remainder of the decrease in total assets is primarily due to settlement of a forward sale of securities carried on the balance sheet as a receivable at September 30, 2002. Total capital increased to $183.4 million at December 31, 2002 compared with $179.1 million at September 30, 2002. The Company's ratio of shareholders' equity to total assets was 8.20% at December 31, 2002, compared to 7.66% at September 30, 2002. The Company's fully dilutive book value per share was $18.72 at December 31, 2002, compared to $18.31 at September 30, 2002.

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

Loans receivable, including mortgage loans held for sale, decreased $22.7 million to $1.30 billion at December 31, 2002 from $1.32 billion at September 30, 2002. During the three-month period ended December 31, 2002, consumer and interim financing loans increased $17.2 million and commercial real estate loans increased $5.0 million, offset by a decrease of $5.5 million in multi-family mortgage loans, a decrease of $26.6 million in commercial loans and a decrease of $14.1 million in one- to four-family loans. The Company's one- to four-family mortgage loan portfolio has a significant level of adjustable rate loans and during periods of declining or generally low interest rates, the customers generally convert adjustable rate loans to fixed rate loans. However, fixed rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet.

For the three-month period ended December 31, 2002, the Company originated approximately $390.6 million in loans, as compared to $326.8 million for the same period in the prior year. Of the $390.6 million in loans originated, $231.6 million were first mortgage loans, $64.6 were home equity loans, $32.7 million were commercial real estate loans, $27.4 million were consumer and interim financing loans, $21.3 million were multi-family loans and $13.0 million were commercial loans. For the three-month period ended December 31, 2002, the Company purchased $123.1 million one- to four-family loans, as compared to $82.4 million for the same period in the prior year. The increase in loans purchased during the current year is primarily due to increased activity in the Company's mortgage banking operation in Illinois. For the three-month period ended December 31, 2002, the Company sold $332.5 million one- to four-family loans, as compared to $221.4 million for the same period in the prior year. During periods of declining or generally low interest rates, the Company originates more fixed rate loans, which are generally sold in the secondary market.

Mortgage-backed and related securities, including securities available for sale, decreased $28.2 million to $680.6 million at December 31, 2002 from $708.8 million at September 30, 2002. The decreases were due to accelerated repayments, scheduled maturities and sales during the current quarter. The decrease in mortgage-backed securities was partially offset by purchases of $260.2 million during the three-month period ended December 31, 2002. Debt and equity securities decreased $3.1 million to

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


$13.5 million at December 31, 2002 from $16.6 million at September 30, 2002. The decrease was due to scheduled maturities of $5.0 million, partially offset by purchases of $1.9 million. As noted above, in connection with the balance sheet restructuring program, the Company has reduced the size of its mortgage-backed securities and debt and equity securities portfolios which management anticipates will continue to be an ongoing strategic initiative of the Company in fiscal 2003.

Deposits decreased $21.2 million to $1.40 billion at December 31, 2002 from $1.42 billion at September 30, 2002. The decrease in deposits was due primarily to decreases of $10.5 million in money market demand account deposits and $8.7 million in checking accounts. At December 31, 2002, the Company had approximately $188.7 million in brokered certificates of deposit compared with $191.4 million at September 30, 2002. The brokered deposits generally consist of terms from three months to three years. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings increased by $1.3 million to $643.4 million at December 31, 2002 from $642.1 million at September 30, 2002. Short-term borrowings increased $2.9 million to $608.1 million at December 31, 2002, compared to $605.2 million at September 30, 2002. At December 31, 2002, $445.0 million of the short-term borrowings were callable Federal Home Loan Bank ("FHLB") advances with maturities from three to eight years and are callable by the FHLB during the next fiscal year and quarterly thereafter. Long-term borrowings decreased $1.6 million to $35.2 million at December 31, 2002, compared to $36.8 million at September 30, 2002. At December 31, 2002, the Company had an additional borrowing capacity of $246.4 million available from the FHLB.


RESULTS OF OPERATIONS

NET INCOME. Net income for the three-month period ended December 31, 2002 was $6.1 million compared with $6.0 million for the three-month period ended December 31, 2001. Net income for the three-month period ended December 31, 2002 included a $1.45 million charge related to an impairment write-down of the Company's mortgage servicing rights. (For further information see footnote 13 in "Notes to Unaudited Consolidated Financial Statements" on page 17 and discussion of "Other Operating Income" on page 24). Net income for the three-month period ended December 31, 2002 increased due to an increase in other operating income, due primarily to increases in gains on sales of loans.

The following table shows the return on average assets and return on average equity ratios for each period:

                                                                                   Three months ended
                                                                                      December 31,
                                                                         ---------------------------------------
                                                                               2002                  2001
                                                                         ------------------    -----------------
 Return on average assets...........................................                 1.06%                1.09%

 Return on average equity...........................................                13.27%               14.43%



NET INTEREST INCOME. Net interest income before provision for loan losses decreased $795,000 or 5.7% to $13.2 million for the three-month period ended December 31, 2002 compared to $14.0 million for the same period in the prior year. The decrease in net interest income for the three-month period ended December 31, 2002 was primarily due to a decrease in the net interest margin to 2.46% from 2.70% in the prior year. The low interest rate environment affects the Company's net interest margin as the yield on earning assets declines to reflect new rates. The cost of liabilities is no longer decreasing as rapidly as the decrease in the yield on earning assets because deposit rates are near their lowest level. The Company's interest rate sensitivity as measured by it's one-year interest rate gap position is also positive, which implies an increase in net interest income in a rising rate environment or a decrease in net interest income in a falling rate environment.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


Total interest income decreased $4.3 million or 13.2% to $28.4 million for the three-month period ended December 31, 2002 compared to $32.7 million at December 31, 2001. The decrease in interest income was primarily the result of decreases in interest on loans, mortgage-backed and related securities and debt and equity securities. The decrease in interest income on loans was the result of a decrease in the average yield on loans to 6.33% from 7.18% for the three month periods ended December 31, 2002 and 2001, respectively, partially offset by an increase in the average balance of loans to $1.35 billion from $1.27 billion for the same periods. The decrease in interest income on mortgage-backed and related securities was due to a decrease in the average balance of such securities to $681.9 million from $709.8 million for the three-month period ended December 31, 2002 and 2001, respectively, and a decrease in the average yield on such securities to 3.13% from 4.77% for the same periods.

Total interest expense decreased $3.5 million or 18.8% to $15.2 million for the three-month period ended December 31, 2002, compared to $18.7 million for the three-month period ended December 31, 2001. The decrease in interest expense was the result of decreases in the cost of deposits and advances and other borrowings, as well as a decrease in the average balance of deposits. The average cost of deposits decreased to 2.22% from 3.19% for the three month periods ended December 31, 2002 and 2001, respectively. The average balances of deposits decreased to $1.33 billion for the three-month period ended December 31, 2002, as compared to $1.37 billion for the same period in the prior year. See "Financial Condition" for a further discussion of the Company's deposit base. The average balance of advances and other borrowings increased to $645.4 million for the three-month period ended December 31, 2002, as compared to $553.5 million for the same period in the prior year. The average cost of advances and other borrowings decreased to 4.75% for the three-month period ended December 31, 2002 from 5.50% for the same period in the prior year. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the three-month period ended December 31, 2002 and 2001, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the schedule.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


                                                                      THREE MONTHS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                              2002                                   2001
                                              --------------------------------------------------------------------------
                                                                        AVERAGE                                AVERAGE
                                                 AVERAGE                YIELD/          AVERAGE                YIELD/
                                                 BALANCE    INTEREST     COST           BALANCE    INTEREST     COST
                                              -----------------------------------    -----------------------------------
                                                                        (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits     $     3,278    $     10       1.21%    $     4,604    $     24       2.07%
Debt and equity securities...............          15,780         137       3.44          13,051         199       6.05
Mortgage-backed and related securities...         681,852       5,372       3.13         709,756       8,537       4.77
Loans:
  First mortgage.........................         839,349      14,115       6.67         800,658      14,942       7.40
  Home equity............................         283,210       3,541       4.96         225,364       3,626       6.38
  Consumer ..............................          89,126       1,839       8.19         105,346       2,241       8.44
  Commercial and agricultural............         136,014       2,008       5.86         141,321       2,225       6.25
                                              -----------    --------                -----------    --------
       Total loans.......................       1,347,699      21,503       6.33       1,272,689      23,034       7.18
Federal Home Loan Bank stock.............          91,689       1,387       6.00          63,254         917       5.75
                                              ------------------------               ------------------------
       Total earning assets..............       2,140,298      28,409       5.27       2,063,354      32,711       6.29
                                              -----------    --------                -----------    --------
Valuation allowances.....................         (12,039)                                (8,951)
Cash and due from banks..................          35,115                                 31,339
Other assets.............................         107,162                                100,147
                                              -----------                            -----------
       Total assets......................     $ 2,270,536                            $ 2,185,889
                                              ===========                            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts .........................     $    98,519          58       0.23     $    86,498          81       0.37
  Money market demand accounts..........         398,568         796       0.79         461,352       2,179       1.87
  Passbook..............................          94,874         130       0.54          89,138         228       1.01
  Certificates of deposit..............          736,986       6,446       3.47         730,598       8,506       4.62
                                              -----------    --------                -----------    --------
Total interest-bearing deposits..........       1,328,947       7,430       2.22       1,367,586      10,994       3.19
Advances and other borrowings............         645,421       7,731       4.75         553,464       7,672       5.50
Advances from borrowers for taxes and               8,419           3       0.14           9,014           5       0.22
insurance................................
                                              -----------    --------                -----------    --------
       Total interest-bearing liabilities       1,982,787      15,164       3.03       1,930,064      18,671       3.84
                                                             --------                               --------
Non interest-bearing deposits............          93,591                                 74,476
Other liabilities........................          12,390                                 16,540
Shareholders' equity.....................         181,768                                164,809
                                              -----------                            -----------
Total liabilities and shareholders' equity    $ 2,270,536                            $ 2,185,889
                                              ===========                            ===========
Net interest income......................                    $ 13,245                               $ 14,040
                                                             ========                               ========
Net yield on interest-earning assets.....                                   2.46%                                  2.70%
Interest rate spread.....................                                   2.23                                   2.45
Ratio of earning assets to interest-bearing
   liabilities...........................                                 107.94                                 106.91

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:

                                                                                                        Three months ended
                                                                                                           December 31,
                                                                                                   2002                     2001
                                                                                                 --------                 --------
                                                                                                      (Dollars in thousands)
Beginning balance ................................................................               $ 14,212                 $ 11,686
Provision for loan losses ........................................................                    381                      911
Charge-offs ......................................................................                   (190)                    (237)
Recoveries .......................................................................                     10                       22
                                                                                                 --------                 --------
Ending balance ...................................................................               $ 14,413                 $ 12,382
                                                                                                 ========                 ========

Ratio of allowance for loan losses to gross loans
  receivable at the end of the period ............................................                   1.06%                    0.91%

Ratio of allowance for loan losses to total non-
  performing loans at the end of the period ......................................                 402.04%                  124.82%

Ratio of net charge-offs to average gross loans
  (annualized) ...................................................................                   0.05%                    0.07%


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

In general, the level of the allowance for loan losses and changes during each fiscal year is a function of several factors, including but not limited to changes in the loan portfolio, net charge-offs and non-performing loans. At December 31, 2002, gross loans receivable were $1.36 billion compared to $1.37 billion at December 31, 2001. Net charge-offs for the three-month period ended December 31, 2002 were $180,000 compared to $215,000 for the three-month period ended December 31, 2001. Non-performing loans increased to $3.6 million or 0.26% of gross loans at December 31, 2002 compared to $2.2 million or 0.16% of gross loans at September 30, 2002. Although the Company's non-performing loan totals are consistent with the totals at September 30, 2002, the total is down from $9.9 million at December 31, 2001. At December 31, 2002, the increase in the ratio of allowance for loan losses to total non-performing loans is due to the decrease in non-performing loans. (See "Asset Quality"). The decrease in non-performing loans since December 31, 2001 is due to the restructuring of a commercial credit which was returned to accrual status during fiscal 2002, a commercial real estate loan which was transferred to foreclosed properties and due to several other individual loans returning to accrual status. This decrease in non-performing loans is the primary reason for the decline in the Company's quarterly provision for loan losses. For the three-month period ended December 31, 2002, the provision for loan losses was $381,000 compared to $911,000 for the same period in the prior year.

Management believes that the allowance for loan losses at December 31, 2002 is adequate to absorb probable losses inherent in the portfolio. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of factors discussed herein.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


OTHER OPERATING INCOME. Other operating income increased by $974,000 to $8.4 million for the three-month period ended December 31, 2002, compared to the same period in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                                                                         Three months ended
                                                                             December 31,
                                                                        2002              2001
                                                                      ---------         ---------
                                                                         (Dollars in thousands)
 Other operating income...................................            $   8,364         $   7,390

 Percent of average assets (annualized)...................                1.46%             1.34%

The results for the three-month period ended December 31, 2002 include a $1.45 million charge related to an impairment write-down of the Company's mortgage servicing rights, which is recorded as part of a valuation reserve at December 31, 2002. The Company's mortgage servicing rights are accounted for at the lower of book or market value. As part of the calculation of the market value of mortgage servicing rights, the Company calculates the present value of the future stream of servicing fee income expected to be received from its mortgage loan servicing portfolio, relying in part on median loan prepayment speeds as forecast by the major mortgage dealers. These mortgage dealer forecasts utilize a number of assumptions, including an assumption as to the future direction of interest rates. The forecasted prepayment speeds increased primarily in the 30-year fixed-rate category of the Company's loan servicing portfolio as compared to the previous period (reflecting forecasts for continued low interest rates and a correspondingly high level of mortgage repayments and refinancings) and resulted in the impairment write-down. The Company services $799 million in mortgage loans for others, with those servicing rights valued, net of valuation allowances, at $6.4 million as of December 31, 2002.

Other than the aforementioned impairment on mortgage servicing rights, the increase for the three-month period ended December 31, 2002 was due primarily to increases in gains on the sale of loans and increases in loan-related fees. Gains on the sale of mortgage loans increased to $4.9 million for the three-month period ended December 31, 2002 compared to gains of $3.2 million for the same period in the prior year. The Company's volume of mortgage loan sales were $332.5 million for the three-month period ended December 31, 2002, compared to $221.4 million for the same period in the prior year. The level of loan sale activity is highly dependent on the interest rate environment and on the types of mortgage loans originated. In the recent low interest rate environment, customers are more likely to select or refinance into fixed-rate mortgages, which the Company then generally sells in the secondary market. Loan servicing and loan related fees increased to $1.7 million from $1.2 million for the three month periods ended December 31, 2002 and 2001, respectively. The increase in other loan-related fees included higher levels of a variety of fees including prepayment penalties, loan modification fees and other loan origination fees, which were also attributable to increased loan activity in the recent low interest rate environment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $816,000 or 6.8% to $12.8 million for the three-month period ended December 31, 2002, compared to the same period in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                                                                          Three months ended
                                                                              December 31,
                                                                        2002                2001
                                                                     ----------          ----------
                                                                        (Dollars in thousands)
 General and administrative expenses......................           $   12,759          $   11,943

 Percent of average assets (annualized)...................                2.23%               2.17%

The increase is primarily due to additional levels of compensation, including increased commissions and incentive pay related to the Company's increased loan origination activity, higher benefit costs and normal merit pay increases at the start of the Company's fiscal year. Including commissions and salaries, mortgage loan related compensation increased by approximately $560,000 during the quarter compared to the prior year.

INCOME TAX EXPENSE. Income tax expense decreased to $2.4 million for the three-month period ended December 31, 2002, compared to $2.6 million for the same period in the prior year. The effective tax rate for the three-month period ended

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


December 31, 2002 was 28.23% compared with 30.11% for the three-month period ended December 31, 2001. The decrease in the effective tax rate is primarily due to an increase in affordable housing credits during the three-month period ended December 31, 2002. The income tax credits received on the Company's affordable housing investments were $780,000 and $652,000 for the three month periods ended December 31, 2002 and 2001, respectively.

ASSET QUALITY

Total non-performing assets were $4.5 million, or 0.20% of total assets at December 31, 2002, compared with $4.1 million, or 0.18% of total assets at September 30, 2002. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets are summarized as follows:

                                                                                            December 31,               September 30,
                                                                                                2002                       2002
                                                                                             ----------                 ----------
                                                                                                     (Dollars in thousands)
Non-performing loans .......................................................                 $    3,585                 $    2,209
Foreclosed properties ......................................................                        887                      1,908
                                                                                             ----------                 ----------
Non-performing assets ......................................................                 $    4,472                 $    4,117
                                                                                             ==========                 ==========

Performing troubled debt restructurings ....................................                 $    2,224                 $    2,440

Non-performing loans to gross loans ........................................                       0.26%                      0.16%

Non-performing assets to total assets ......................................                       0.20%                      0.18%

Except as disclosed above, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms.

Impaired loans totaled $2.1 million at December 31, 2002 compared to $2.0 million at September 30, 2002. These loans had associated impairment reserves of $207,000 and $696,000 at December 31, 2002 and September 30, 2002, respectively. For the three-month period ended December 31, 2002, the average balance of impaired loans was $2.0 million compared to $9.0 million for the three-month period ended December 31, 2001 and $6.3 million for the year ended September 30, 2002. Interest income on impaired loans for the three month periods ended December 31, 2002 and 2001 was $23,000 and $25,000, respectively.

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

At December 31, 2002, the Company's estimated cumulative one-year gap between assets and liabilities was a positive 6.39% of total assets. A positive gap occurs when a greater dollar amount of interest-earning assets are repricing or maturing than interest-bearing liabilities. The Company's three-year cumulative gap as of December 31, 2002 was a negative 0.59% of total assets. A negative gap occurs when a greater dollar amount of interest-bearing liabilities are repricing or maturing than interest-earning assets. The change in the Company's gap position is due to the decline in interest rates during fiscal 2002 and 2003. As interest rates declined, the terms of the Company's assets shortened as prepayments of the Company's mortgage-related assets increased and the terms of the liabilities lengthened as consumers invested in longer term certificates of deposit and the Company issued longer term brokered certificates of deposit.

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

The Company's interest rate risk position, as defined by gap, is dynamic as interest rates change. While static gap analysis may be a useful measure of determining short-term risk to future net income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the market interest rate environment. In the event market interest rates increase significantly from the current rates at December 31, 2002, the Company expects that its one-year positive gap would become negative due to the anticipated shortening of the terms of the Company's fixed rate callable FHLB advances becoming callable. In addition, prepayments of the Company's mortgage-related assets will slow causing a lengthening in the terms of these assets.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table summarizes the Company's gap position as of December 31, 2002. ..

                                                                               More than      More than
                                                   Within       Four to        One Year        Three
                                                   Three         Twelve        to Three       Years to      Over Five
                                                   Months        Months          Years       Five Years       Years         Total
                                                 ----------    ----------     ----------     ----------     ----------    ----------
                                                                      (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
   Residential ...............................   $   20,211    $   53,766     $   32,882     $   16,901     $   48,333    $  172,093

   Commercial ................................      219,694        86,090        206,341         42,438        115,049       669,612
   Consumer ..................................      287,345        24,799         26,844         27,104         14,928       381,020
Mortgage-backed and related securities .......       16,888        22,225         30,664         16,248         11,610        97,635

Assets available for sale:
   Mortgage loans ............................       77,094          --             --             --             --          77,094
   Fixed rate mortgage related ...............       54,057       104,863        162,825         77,642         28,606       427,993
   Variable rate mortgage related ............      154,990          --             --             --             --         154,990
   Investment securities .....................        8,478         2,000          3,005           --             --          13,483
   Other assets ..............................       93,503          --             --             --             --          93,503
                                                 ----------    ----------     ----------     ----------     ----------    ----------
   Total .....................................   $  932,260    $  293,743     $  462,561     $  180,333     $  218,526    $2,087,423
                                                 ==========    ==========     ==========     ==========     ==========    ==========

INTEREST-BEARING LIABILITIES:
Deposits: (3)
   NOW accounts ..............................   $    8,373    $   25,119     $   37,473     $   16,822     $   13,702    $  101,489
   Passbook savings accounts .................        3,225         9,676         18,785         13,080         47,516        92,282
   Money market deposit accounts .............       92,068       276,205            671          1,186            668       370,798
   Certificates of deposit ...................      167,036       313,207        231,519         22,366            145       734,273
   Borrowings (4) ............................      133,439        54,680        330,246        125,000           --         643,365
                                                 ----------    ----------     ----------     ----------     ----------    ----------
   Total .....................................   $  404,141    $  678,887     $  618,694     $  178,454     $   62,031    $1,942,207
                                                 ==========    ==========     ==========     ==========     ==========    ==========

Excess (deficiency) of interest-earning
Assets over interest-bearing liabilities ....   $  528,119    $ (385,144)    $ (156,133)    $    1,879     $  156,495    $  145,216
                                                 ==========    ==========     ==========     ==========     ==========    ==========

Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities ........................    $  528,119    $  142,975     $  (13,158)    $  (11,279)    $  145,216
                                                ==========    ==========     ==========     ==========     ==========

Cumulative excess (deficiency) of
interest-earning assets over interest-
bearing liabilities as a percent of
total assets ................................        23.61%         6.39%         (0.59%)        (0.50%)         6.49%
                                                ==========    ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------
(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics, modified for forecasted statistics using the Public Securities Association model of prepayments. For fixed rate mortgage loans and mortgage-backed and related securities, annual prepayment rates ranging from 8% to 50%, based on the loan coupon rate, were used.

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $57.6 million at December 31, 2002.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates OF 33%, 14% and 99%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $7.0 million or 0.3% of total assets.

(4) Fixed rate puttable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Borrowings includes fixed rate callable FHLB advances of $320 million maturing in one to three years and $125 million maturing in three to five years.

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

ACCOUNTING FOR INCOME TAXES - As part of the process of preparing the consolidated financial statements the Company is required to estimate income taxes for federal and state purposes. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated statements of financial condition. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company would include an expense within the tax provision in the consolidated statements of income.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $42.6 million and $45.8 million as of December 31, 2002 and September 30, 2002, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At December 31, 2002, the Company had additional borrowing capacity of $246.4 million available from the FHLB.

In fiscal 2002 the Company continued to reduce the size of its mortgage-backed securities and investment securities portfolios as part of a strategy to decrease the proportion of earnings from that segment of its balance sheet. The reduction was primarily accomplished through the repayment of principal, scheduled maturities and the sale of available-for-sale securities. Funds generated from the repayment of principal, maturities and sales from the mortgage-backed securities and investment securities portfolios were used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. Management anticipates that this form of "balance sheet restructuring" will be an ongoing strategic initiative of the Company in fiscal 2003.

The Company is in the midst of a share repurchase program where it may purchase up to 460,000 shares, or approximately five percent, of its common stock in the open market. As of December 31, 2002, the Company had purchased 70,300 shares under the current authorization at an average price of $20.78 per share. The Company may purchase an additional 389,700 shares under the current authorization. The Company's share repurchase program is funded through dividends received from the Bank and the Company's line of credit. Due to the Company's access to liquidity, shares repurchased have a minimal effect on the Company's liquidity.

At December 31, 2002, the Company had outstanding loan commitments including lines of credit of $433.3 million compared to $451.1 million at September 30, 2002. The Company had no commitments to purchase loans outstanding at either of these dates. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit, including brokered certificates, which are scheduled to mature in one year or less at December 31, 2002 were $480.1 million compared to $414.1 million at September 30, 2002. Management believes that a significant portion of such deposits will remain with the Company.

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

The following table summarizes significant contractual obligations and other commitments at December 31, 2002.

                                                                               Short and
                                                         Certificates of       Long Term             Operating
Years Ended December 31,                                     Deposit          Borrowings (1)           Leases               Total
                                                         ---------------      --------------         ----------           ----------
                                                                                         (In thousands)
2003 ...........................................           $  480,057           $  182,740           $    1,460           $  664,257
2004 ...........................................              176,942               80,000                  883              257,825
2005 ...........................................               54,578              255,625                  590              310,793
2006 ...........................................                9,299               25,000                  581               34,880
2007 ...........................................               13,067              100,000                  581              113,648
2008 and thereafter ............................                  146                 --                  9,041                9,187
                                                           ----------           ----------           ----------           ----------
Total ..........................................           $  734,089           $  643,365           $   13,136           $1,390,590
                                                           ==========           ==========           ==========           ==========

                                                                                                                          ----------
Commitments to extend credit ...................                                                                          $  433,314
                                                                                                                          ==========

(1) Fixed rate callable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Short and long term borrowings include fixed rate callable advances of $80 million maturing in 2004, $240 million maturing in 2005, $25 million maturing in 2006 and $100 million maturing in 2007.

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

The following table summarizes the Bank's capital ratios at the dates indicated:

                                                                                                                  To Be Well
                                                                                                              Capitalized Under
                                                                               For Capital                    Prompt Corrective
                                                   Actual                   Adequacy Purposes                 Action Provisions
                                           ------------------------     ----------------------------       -------------------------
                                            Amount          Ratio         Amount             Ratio           Amount           Ratio
---------------------------------          ---------      ---------     ----------         ---------       ---------         -------
                                                              (Dollars in thousands)
As of December 31, 2002:

Tangible capital ...................       $177,350          7.98%       >$ 88,892          > 4.0%        > $111,115         >  5.0%
                                                                         -                  -             -                  -
Core capital .......................        177,350          7.98%       >  88,892          > 4.0%        >  111,115         >  5.0%
                                                                         -                  -             -                  -
Tier 1 risk-based capital ..........        177,350         11.15%       >  63,638          > 4.0%        >   95,458         >  6.0%
                                                                         -                  -             -                  -
Risk-based capital .................        191,433         12.03%       > 127,277          > 8.0%        >  159,096         > 10.0%
                                                                         -                  -             -                  -

As of September 30, 2002:

Tangible capital ...................       $175,889          7.57%       >$ 92,971          > 4.0%        > $116,214         >  5.0%
                                                                         -                  -             -                  -
Core capital .......................        175,889          7.57%       >  92,971          > 4.0%        >  116,214         >  5.0%
                                                                         -                  -             -                  -
Tier 1 risk-based capital ..........        175,889         10.56%       >  66,646          > 4.0%        >   99,968         >  6.0%
                                                                         -                  -             -                  -
Risk-based capital .................        189,793         11.39%       > 133,291          > 8.0%        >  166,614         > 10.0%
                                                                         -                  -             -                  -

The capital of the Company and the Bank exceed all regulatory capital requirements.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002.

                                                             More than         More than          More than         More than
                                          Within             One Year          Two Years         Three Years        Four Years
                                         One Year          to Two Years     to Three Years      To Four Years     to Five Years
                                     ---------------      -------------     --------------      -------------    ---------------
Interest earning assets                                                         (Dollars in millions)
 Loans:
    Residential...............       $   1.2   10.88%     $ 0.3    8.06%     $ 1.6    6.45%     $ 0.5    7.85%   $ 12.1     6.64%
    Commercial................         117.6    5.28%      40.7    7.26%      60.4    6.57%       4.9    7.36%    109.1     7.57%
    Consumer..................          46.3    5.67%      40.5    5.09%     119.7    4.93%     131.0    4.93%     14.7     8.32%

Mortgage-backed
  securities:
    Fixed rate................         198.0    4.27%      96.7    4.27%      96.7    4.27%      47.0    4.27%     47.0     4.27%
    Adjustable rate ..........         105.7    1.85%      19.1    1.85%      11.1    1.85%       4.0    1.85%      1.2     1.85%

Debt and equity
  securities..................          10.5    3.00%       3.0    3.69%        --       --        --       --       --        --
Other.........................          93.5    6.00%        --       --        --       --        --       --       --        --

                                      ------             ------             ------            -------           -------
Total interest
  earning assets..............     $   572.8    4.42%    $200.3    4.81%    $289.5    4.94%   $ 187.4    4.77%  $ 184.1     6.69%
                                   =========             ======             ======            =======           =======

Interest bearing liabilities

Deposits:
    NOW accounts..............     $    33.5    0.15%    $ 18.7    0.15%    $ 18.8    0.15%    $  8.4    0.15%   $  8.4     0.15%
    Passbooks.................          12.9    0.25%       9.4    0.25%       9.4    0.25%       6.6    0.25%      6.5     0.25%
    Money market..............         368.3    0.69%       0.3    0.69%       0.3    0.69%       0.6    0.69%      0.6     0.69%
    Certificates..............         480.2    3.03%     177.0    3.74%      54.6    4.48%       9.3    4.42%     13.1     4.61%

Borrowings
    Fixed rate................          75.0    3.07%      80.0    6.05%     255.6    5.57%      25.0    5.02%    100.0     5.68%
    Adjustable rate...........        107.7    2.91%         -        -         -        -         -        -        -         -

                                   ---------             ------             ------            -------           -------
Total interest
  bearing liabilities..........     $ 1,077.6    2.10%    $285.4    4.03%    $338.7    4.94%   $  49.9    3.41%  $ 128.6     4.91%
                                   =========             ======             ======            =======           =======

                                                                                Fair
                                             Over                              Market
                                           Five Years           Total          Value
                                       ----------------   ----------------    -------
Interest earning assets

 Loans:
    Residential................        $ 233.5     6.33%  $ 249.2     6.37%   $ 256.3
    Commercial.................          336.9     7.41%    669.6     6.98%     690.4
    Consumer...................           28.8     8.65%    381.0     5.45%     384.1

Mortgage-backed
  securities:
    Fixed rate.................           40.2     4.27%    525.6     4.27%     528.1
    Adjustable rate............           13.9     1.85%    155.0     1.85%     155.0

Debt and equity
  securities...................            --        --      13.5     3.15%      13.5

Other..........................            --        --      93.5     6.00%      93.1

                                       -------           ---------             --------
Total interest
  earning assets...............        $ 653.3     6.77% $ 2,087.4    5.50%   $2,120.5
                                       =======           =========            ========

Interest bearing liabilities

Deposits:
    NOW accounts...............        $  13.7     0.15% $  101.5     0.15%   $   98.4
    Passbooks..................           47.5     0.25%     92.3     0.25%       88.0
    Money market...............            0.7     0.69%    370.8     0.69%      370.1
    Certificates...............            0.1     8.00%    734.3     3.36%      747.9

Borrowings
    Fixed rate.................            --       --      535.6     5.28%      588.7
    Adjustable rate............            --       --      107.7     2.91%      107.7
                                       -------           --------             --------
Total interest
  bearing liabilities..........           62.0     0.25% $1,942.2     3.04%   $2,000.8
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

ITEM 4.       CONTROLS AND PROCEDURES

              An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of
              1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.


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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Shareholders was held on January 22, 2003. Only shareholders of record at the close of business on November 29, 2002 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 9,367,695 shares of common stock outstanding, and on the annual meeting date, 8,455,786 shares were present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the matters voted upon at the Annual Meeting.

                                                                                   NUMBER OF VOTES
                                                           ----------------------------------------------------------------
                                                                                                                    BROKER
                                                                   FOR            WITHHELD        ABSTENTIONS      NON-VOTES
                                                                 --------          -------        -----------
              NOMINEES FOR DIRECTOR FOR THREE-YEAR
              TERM EXPIRING IN 2005:
                   Jeffrey A. Reigle                             8,292,216        163,570              --             --
                   Edmund O. Templeton                           8,288,710        167,076              --             --

              RATIFICATION OF APPOINTMENT OF
              KPMG LLP AS AUDITORS                               8,336,201        108,136           11,449            --

ITEM 5.       OTHER INFORMATION

              On January 21, 2003, the Company announced the declaration of a dividend of $0.20 per share on the Company's common stock for the quarter ended December 31, 2002. The dividend is payable on February 20, 2003 to shareholders of record as of February 10, 2003. This will be the 30th consecutive cash dividend payment since the Company became publicly-held in June 1993.

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

                  3.2      Amended By-laws of Registrant (2)

                  3.3      Stock Charter of St. Francis Bank, F.S.B. (1)

                  3.4      By-laws of St. Francis Bank, F.S.B. (1)

                  3.5 Articles of Amendment to the Articles of Incorporation of Registrant (3)

                  4.0 Shareholders' Rights Agreement dated as of September 25, 1997 between Registrant and Firstar Trust Company
                           (4)

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

                  10.8 1986 Deferred Compensation Agreement as Amended-Thomas R. Perz (4)

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


                                            ST. FRANCIS CAPITAL CORPORATION




Dated:   February 13, 2003                  By:   /s/ Jon D. Sorenson
       -------------------                        ------------------------------

                                                  Jon D. Sorenson
                                                  Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas R. Perz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of St. Francis Capital Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    February 13, 2003                       /s/ Thomas R. Perz
                                                 -------------------------------
                                                 Thomas R. Perz, Chairman of the
                                                 Board, President and Chief
                                                 Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Jon D. Sorenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of St. Francis Capital Corporation (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    February 13, 2003                     /s/ Jon D. Sorenson
                                               --------------------------------
                                               Jon D. Sorenson, Chief Financial
                                               Officer and Treasurer