Form 10-Q
period 2003-03-31
ST FRANCIS CAPITAL CORP
filed 2003-05-15
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 Yes |x| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act).

                                 Yes |x| No | |

      The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,398,531 at April 30, 2003.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY

                                    CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition......................................................     3

          Consolidated Statements of Income...................................................................     4

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.................     5

          Consolidated Statements of Cash Flows...............................................................     6

          Notes to Unaudited Consolidated Financial Statements................................................     8

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............    20

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................    33

ITEM 4.   Controls and Procedures.............................................................................    33

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................................................    33

ITEM 2.   Changes In Securities and Use of Proceeds...........................................................    33

ITEM 3.   Defaults Upon Senior Securities.....................................................................    33

ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................    33

ITEM 5.   Other Information...................................................................................    34

ITEM 6.   Exhibits and Reports on Form 8-K....................................................................    34

SIGNATURES....................................................................................................    35

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                             March 31,         September 30,
                                                                               2003                2002
                                                                           -------------       -------------
                                                                           (In thousands, except share data)
ASSETS
Cash and due from banks .............................................      $      41,776       $      43,515
Federal funds sold and overnight deposits ...........................              3,251               2,320
                                                                           -------------       -------------
Cash and cash equivalents ...........................................             45,027              45,835
                                                                           -------------       -------------
Assets available for sale, at fair value:
    Debt and equity securities ......................................             42,848              16,596
    Mortgage-backed and related securities ..........................            587,144             618,580
Mortgage loans held for sale, at lower of cost or market ............             59,576              65,006
Securities held to maturity, at amortized cost:
    Mortgage-backed and related securities (fair value of $105,680
    and $91,318, respectively) ......................................            104,791              90,246
Loans receivable, net ...............................................          1,220,022           1,257,466
Federal Home Loan Bank stock, at cost ...............................            109,241              90,784
Accrued interest receivable .........................................              7,933               9,398
Foreclosed properties ...............................................              1,642               1,908
Real estate held for investment .....................................             32,105              32,803
Premises and equipment, net .........................................             30,707              29,824
Goodwill, net .......................................................             12,891              12,891
Receivable for securities sales .....................................             17,132              48,089
Other assets ........................................................             22,378              19,691
                                                                           -------------       -------------
Total assets ........................................................      $   2,293,437       $   2,339,117
                                                                           =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits ............................................................      $   1,363,866       $   1,416,979
Short-term borrowings ...............................................            669,807             605,236
Long-term borrowings ................................................             10,200              36,827
Advances from borrowers for taxes and insurance .....................              4,269               9,886
Payable for securities purchases ....................................             42,972              71,544
Accrued interest payable and other liabilities ......................             15,436              19,564
                                                                           -------------       -------------
Total liabilities ...................................................          2,106,550           2,160,036
                                                                           -------------       -------------

Commitments and contingencies .......................................                 --                  --

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued .....................................................                 --                  --
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 9,398,531 and 9,350,873 shares, respectively .......                146                 146
Additional paid-in-capital ..........................................             89,408              89,324
Accumulated other comprehensive income ..............................                291               1,632
Treasury stock at cost (5,180,709 and 5,228,367 shares, respectively)            (71,854)            (72,515)
Retained earnings, substantially restricted .........................            168,896             160,494
                                                                           -------------       -------------
Total shareholders' equity ..........................................            186,887             179,081
                                                                           -------------       -------------
Total liabilities and shareholders' equity ..........................      $   2,293,437       $   2,339,117
                                                                           =============       =============

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                            Six Months Ended             Three Months Ended
                                                                 March 31,                    March 31,
                                                          -----------------------      -----------------------
                                                            2003           2002          2003           2002
                                                          --------       --------      --------       --------
                                                                  (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
     Loans .........................................      $ 40,702       $ 44,803      $ 19,199       $ 21,769
     Mortgage-backed and related securities ........        10,529         15,510         5,157          6,973
     Debt and equity securities ....................           286            631           149            432
     Federal funds sold and overnight deposits .....            15             35             5             11
     Federal Home Loan Bank stock ..................         2,543          1,708         1,156            791
                                                          --------       --------      --------       --------
Total interest and dividend income .................        54,075         62,687        25,666         29,976
                                                          --------       --------      --------       --------
INTEREST EXPENSE:
     Deposits ......................................        13,987         20,156         6,557          9,162
     Advances and other borrowings .................        15,178         15,249         7,444          7,572
                                                          --------       --------      --------       --------
Total interest expense .............................        29,165         35,405        14,001         16,734
                                                          --------       --------      --------       --------
Net interest income before provision for loan losses        24,910         27,282        11,665         13,242
Provision for loan losses ..........................           553          1,820           172            909
                                                          --------       --------      --------       --------
Net interest income ................................        24,357         25,462        11,493         12,333
                                                          --------       --------      --------       --------
OTHER OPERATING INCOME, NET:
     Loan servicing and loan related fees ..........         3,225          2,108         1,555            864
     Mortgage servicing impairment .................        (2,525)            --        (1,075)            --
     Depository fees and service charges ...........         3,217          2,772         1,657          1,232
     Securities gains ..............................         1,344            734         1,166            677
     Gain on sales of loans ........................        10,576          5,277         5,634          2,074
     Insurance, annuity and brokerage commissions ..           835            811           465            434
     Gain on foreclosed properties .................            59             25            --             26
     Income from real estate held for investment ...         1,789          1,549           917            771
     Other income ..................................           335            467           172            275
                                                          --------       --------      --------       --------
Total other operating income, net ..................        18,855         13,743        10,491          6,353
                                                          --------       --------      --------       --------
GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and other employee benefits ......        15,375         13,694         7,727          6,724
     Occupancy expenses, including depreciation ....         2,537          2,398         1,343          1,228
     Furniture and equipment, including depreciation         2,072          1,950         1,055            960
     Real estate held for investment expenses ......         1,812          1,553           908            780
     Telephone and postage .........................           920            839           474            429
     Data processing ...............................           511            879           243            457
     Other general and administrative expenses .....         2,684          2,597         1,402          1,389
                                                          --------       --------      --------       --------
Total general and administrative expenses ..........        25,911         23,910        13,152         11,967
                                                          --------       --------      --------       --------
Income before income tax expense ...................        17,301         15,295         8,832          6,719
Income tax expense .................................         4,931          4,374         2,540          1,792
                                                          --------       --------      --------       --------
Net income .........................................      $ 12,370       $ 10,921      $  6,292       $  4,927
                                                          ========       ========      ========       ========

Basic earnings per share ...........................      $   1.32       $   1.19      $   0.67       $   0.53
                                                          ========       ========      ========       ========

Diluted earnings per share .........................      $   1.26       $   1.13      $   0.64       $   0.51
                                                          ========       ========      ========       ========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
         Consolidated Statements of Changes in Shareholders' Equity and
                              Comprehensive Income
                                   (Unaudited)

                                                                                           Accumulated
                                       Shares of                                              Other
                                         Common                  Additional               Comprehensive
                                         Stock        Common      Paid-In      Retained      Income/       Treasury
                                      Outstanding     Stock       Capital      Earnings       (Loss)        Stock         Total
                                      -----------   ----------   ----------   ----------  -------------   ----------    ----------
                                              (In thousands, except Shares of Common Stock Outstanding and per share data)
Six months ended March 31, 2002
Balance at September 30, 2001 .....    9,208,244    $      146   $   88,826   $  144,630    $    1,137    $  (74,264)   $  160,475
Comprehensive income:
  Net income ......................           --            --           --       10,921            --            --        10,921
  Change in unrealized loss on
    securities available for sale .           --            --           --           --        (3,458)           --        (3,458)
  Reclassification adjustment for
    gains realized in net income ..           --            --           --           --          (734)           --          (734)
  Income taxes ....................           --            --           --           --         1,705            --         1,705
                                                                                                                        ----------
Comprehensive income ..............                                                                                          8,434

Cash dividend - $0.30 per share ...           --            --           --       (2,764)           --            --        (2,764)
Purchase of treasury stock ........      (32,500)           --           --           --            --          (679)         (679)
Exercise of stock options, net ....      109,160            --          124         (450)           --         1,513         1,187
                                      ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at March 31, 2002 .........    9,284,904    $      146   $   88,950   $  152,337    $   (1,350)   $  (73,430)   $  166,653
                                      ==========    ==========   ==========   ==========    ==========    ==========    ==========

Six months ended March 31, 2003

Balance at September 30, 2002 .....    9,350,873    $      146   $   89,324   $  160,494    $    1,632    $  (72,515)   $  179,081
Comprehensive income:
  Net income ......................           --            --           --       12,370            --            --        12,370
  Change in unrealized loss on
    securities available for sale .           --            --           --           --          (809)           --          (809)
  Reclassification adjustment for
    gains realized in net income ..           --            --           --           --        (1,344)           --        (1,344)
  Income taxes ....................           --            --           --           --           812            --           812
                                                                                                                        ----------
Comprehensive income ..............                                                                                         11,029

Cash dividend - $0.40 per share ...           --            --           --       (3,753)           --            --        (3,753)
Exercise of stock options, net ....       47,658            --           84         (215)           --           661           530
                                      ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at March 31, 2003 .........    9,398,531    $      146   $   89,408   $  168,896    $      291    $  (71,854)   $  186,887
                                      ==========    ==========   ==========   ==========    ==========    ==========    ==========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                           Six months ended
                                                                                               March 31,
                                                                                        ----------------------
                                                                                           2003         2002
                                                                                        ---------    ---------
                                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................................   $  12,370    $  10,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for loan losses .....................................................         553        1,820
      Depreciation, accretion and amortization ......................................       7,403        4,146
      Deferred income taxes .........................................................       1,957        1,299
      Securities gains ..............................................................      (1,344)        (734)
      Impairment write-down on mortgage servicing rights ............................       2,525           --
      Originations of loans held for sale ...........................................    (663,773)    (401,292)
      Proceeds from sales of loans held for sale ....................................     679,779      399,472
      Gain on sale of loans .........................................................     (10,576)      (5,277)
      Stock dividends received on Federal Home Loan Bank stock ......................      (3,457)      (1,492)
      Other, net ....................................................................     (14,883)     (12,561)
                                                                                        ---------    ---------

Net cash provided by (used in) operating activities .................................      10,554       (3,698)
                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage-backed and related securities held to maturity ............     (54,480)     (21,720)
    Principal repayments on mortgage-backed and related securities held to maturity .      39,935       35,126
    Purchases of mortgage-backed and related securities available for sale ..........    (547,665)    (175,087)
    Proceeds from sales of mortgage-backed securities available for sale ............     252,588       34,748
    Principal repayments on mortgage-backed securities available for sale ...........     326,625      154,309
    Purchases of debt and equity securities available for sale ......................     (41,132)     (61,264)
    Proceeds from sales of debt and equity securities available for sale ............          --        9,223
    Proceeds from maturities of debt and equity securities available for sale .......      15,001       25,003
    Purchases of Federal Home Loan Bank stock .......................................     (15,000)
    Purchase of loans ...............................................................    (274,159)    (143,309)
    Decrease in loans, net of loans held for sale ...................................     311,603      155,573
    Increase in real estate held for investment .....................................         (96)      (4,914)
    Proceeds from sale of foreclosed properties .....................................       1,492           --
    Purchases of premises and equipment, net ........................................      (2,065)      (2,102)
                                                                                        ---------    ---------

Net cash provided by investing activities ...........................................      12,647        5,586
                                                                                        ---------    ---------

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flow, cont.
                                   (Unaudited)

                                                                                           Six months ended
                                                                                               March 31,
                                                                                        ----------------------
                                                                                           2003         2002
                                                                                        ---------    ---------
                                                                                             (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits ........................................................     (53,113)     (39,094)
    Proceeds from advances and other borrowings .....................................     216,174      107,265
    Repayments on advances and other borrowings .....................................    (213,350)    (112,634)
    Increase in securities sold under agreements to repurchase ......................      35,120       49,976
    Decrease in advances from borrowers for taxes and insurance .....................      (5,617)      (6,329)
    Dividends paid ..................................................................      (3,753)      (2,764)
    Stock option transactions .......................................................         530        1,187
    Purchase of treasury stock ......................................................          --         (679)
                                                                                        ---------    ---------

Net cash used in financing activities ...............................................     (24,009)      (3,072)
                                                                                        ---------    ---------

Decrease in cash and cash equivalents ...............................................        (808)      (1,184)

Cash and cash equivalents:
      Beginning of period ...........................................................      45,835       38,100
                                                                                        ---------    ---------
      End of period .................................................................   $  45,027    $  36,916
                                                                                        =========    =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest ......................................................................   $  29,668    $  37,087
      Income taxes ..................................................................       2,285        8,062

Supplemental schedule of noncash investing and financing activities:

    The following summarizes significant noncash investing and financing activities:

      Transfer from loans to foreclosed properties ..................................   $   1,070    $     237
      Transfer of mortgage loans to mortgage loans held for sale ....................      33,899       56,196

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

(2)   Basis of Presentation

      The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the six and three month periods ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire year ending September 30, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

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

      The contractual or notional amounts of off-balance sheet financial instruments are as follows:

                                               Contractual or Notional Amount(s)
                                                 March 31,        September 30,
                                                    2003               2002
                                               -------------      --------------
                                                        (In thousands)
      Commitments to extend credit:
       Fixed-rate loans ....................   $      58,024      $      69,156
       Variable-rate loans .................          42,058             41,824
      Mortgage loans sold with recourse ....          18,653             12,334
      Guarantees under IRB issues ..........          29,565             28,675
      Standby letters of credit ............           8,685              7,906
      Unused and open-ended lines of credit:
        Consumer ...........................         290,351            273,704
        Commercial .........................          79,108             66,411


      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of March 31, 2003 have interest rates ranging from 4.625% to 7.875%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate and commercial business assets.

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

      The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At March 31, 2003, appraised values of the real estate collateral exceeded the amount of the guarantees.

      Standby letters of credit are conditional commitments that the Company issues to guarantee the performance of a customer to a third-party. The guarantees frequently support public and private borrowing arrangements. The Company receives an initial and annual fee for the guarantee. The guarantees generally have a term of approximately one year and may be automatically renewable within a specified period of time. Potential loss on a guarantee is the notional amount of the guarantee less the value of the collateral. Since the conditions requiring the Company to fund letters of credit may not occur, the Company expects its future cash requirements to be less than the total outstanding commitments.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(4)   Securities

      The Company's securities available for sale and held to maturity at March 31, 2003 were as follows:

                                                                   SECURITIES AVAILABLE FOR SALE
                                                       ------------------------------------------------------
                                                                        Gross         Gross
                                                        Amortized    Unrealized    Unrealized        Fair
                                                          Cost          Gains       (Losses)         Value
                                                       -----------   -----------   -----------    -----------
                                                                          (In thousands)
      DEBT AND EQUITY SECURITIES:
       U. S. Treasury obligations and obligations of
        U.S. Government Agencies ...................   $    30,000   $       182   $        --    $    30,182
       Marketable equity securities ................        12,666            --            --         12,666
                                                       -----------   -----------   -----------    -----------
      TOTAL DEBT AND EQUITY SECURITIES .............   $    42,666   $       182   $        --    $    42,848
                                                       ===========   ===========   ===========    ===========

      MORTGAGE-BACKED & RELATED SECURITIES:
       Participation certificates:
        FNMA .......................................   $    46,884   $        50   $        --    $    46,934
        Private issue ..............................        78,808           148          (287)        78,669
       REMICs:
        GNMA .......................................         8,737            --           (52)         8,685
        FNMA .......................................        73,331           276            --         73,607
        FHLMC ......................................       104,269           474          (281)       104,462
        Private issue ..............................       274,801           734          (784)       274,751
       CMO residual ................................            36            --            --             36
                                                       -----------   -----------   -----------    -----------
      TOTAL MORTGAGE-BACKED AND RELATED
         SECURITIES ................................   $   586,866   $     1,682   $    (1,404)   $   587,144
                                                       ===========   ===========   ===========    ===========

                                                                     SECURITIES HELD TO MATURITY
                                                       ------------------------------------------------------
                                                                        Gross         Gross
                                                        Amortized    Unrealized    Unrealized        Fair
                                                          Cost          Gains       (Losses)         Value
                                                       -----------   -----------   -----------    -----------
                                                                          (In thousands)
      MORTGAGE-BACKED & RELATED SECURITIES:
       Participation certificates:
        GNMA .......................................   $     4,949   $       241   $        --    $     5,190
       REMICs:
        FHLMC ......................................        24,213           214            --         24,427
        FNMA .......................................        23,752           347            --         24,099
        Private issue ..............................        51,877           118           (31)        51,964
                                                       -----------   -----------   -----------    -----------
       TOTAL MORTGAGE-BACKED AND RELATED
         SECURITIES ................................   $   104,791   $       920   $       (31)   $   105,680
                                                       ===========   ===========   ===========    ===========

      During the six month periods ended March 31, 2003 and 2002, gross proceeds from the sale of securities available for sale totaled approximately $252.6 million and $44.0 million, respectively. The gross realized gains on such sales totaled approximately $992,000 and $735,000 for the six month periods ended March 31, 2003 and 2002, respectively. The gross realized losses on such sales totaled approximately $70,000 and $1,000 for the six month periods ended March 31, 2003 and 2002, respectively.

      During the three month periods ended March 31, 2003 and 2002, gross proceeds from the sale of securities available for sale totaled approximately $170.7 million and $40.3 million, respectively. The gross realized gains on such sales totaled approximately $949,000 and $678,000 for the three month periods ended March 31, 2003 and 2002, respectively. The

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

      gross realized losses on such sales totaled approximately $40,000 and zero for the three month periods ended March 31, 2003 and 2002, respectively.

      At March 31, 2003, $369.6 million of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

(5)   Loans

      Loans receivable are summarized as follows:

                                                       March 31,     September 30,
                                                          2003            2002
                                                     -------------   -------------
                                                            (In thousands)
      First mortgage - one- to four-family .......   $     223,644   $     251,702
      First mortgage - residential construction ..          56,307          62,973
      First mortgage - multi-family ..............         152,854         158,320
      Commercial real estate .....................         394,164         395,473
      Home equity ................................         301,181         276,437
      Commercial .................................         123,111         148,716
      Consumer secured by real estate ............          51,169          56,231
      Interim financing and consumer loans .......          31,291          25,055
      Indirect auto ..............................           2,869           5,598
      Education ..................................           1,751             917
                                                     -------------   -------------
          Total gross loans ......................       1,338,341       1,381,422
                                                     -------------   -------------
      Less:
          Loans in process .......................          43,630          43,644
          Unearned insurance premiums ............              60              86
          Deferred loan and guarantee fees .......             463             607
          Purchased loan discount ................             325             401
          Allowance for loan losses ..............          14,265          14,212
                                                     -------------   -------------
          Total deductions .......................          58,743          58,950
                                                     -------------   -------------
      Total loans receivable .....................       1,279,598       1,322,472
      Less:  First mortgage loans held for sale ..          59,576          65,006
                                                     -------------   -------------
      Loans receivable, net ......................   $   1,220,022   $   1,257,466
                                                     =============   =============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(6)   Allowance For Loan Losses

      Activity in the allowance for loan losses is summarized as follows:


                                     Six months ended       Three months ended
                                         March 31,              March 31,
                                   --------------------    --------------------
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
                                                 (In thousands)
      Beginning balance ........   $ 14,212    $ 11,686    $ 14,413    $ 12,382
      Charge-offs:
        Real estate - mortgage .         (5)        (23)         (5)         --
        Commercial loans .......       (253)       (110)       (149)       (110)
        Home equity loans ......        (40)         (2)        (40)         (2)
        Consumer ...............       (235)       (332)       (149)       (118)
                                   --------    --------    --------    --------
      Total charge-offs ........       (533)       (467)       (343)       (230)
                                   --------    --------    --------    --------
      Recoveries:
        Real estate - mortgage .         --          18          --          --
        Commercial loans .......         15          64          15          64
        Home equity loans ......          1           1           1           1
        Consumer ...............         17          13           7           9
                                   --------    --------    --------    --------
      Total recoveries .........         33          96          23          74
                                   --------    --------    --------    --------
      Net charge-offs ..........       (500)       (371)       (320)       (156)
                                   --------    --------    --------    --------

      Provision ................        553       1,820         172         909
                                   --------    --------    --------    --------
      Ending balance ...........   $ 14,265    $ 13,135    $ 14,265    $ 13,135
                                   ========    ========    ========    ========

(7)   Earnings Per Share

      Basic earnings per share of common stock for the six-and three-month periods ended March 31, 2003 and 2002, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the six and three month periods ended March 31, 2003 and 2002, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at March 31, 2003 and September 30, 2002, have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding at period end adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

      The computation of earnings per common share is as follows:

                                                         Six months ended           Three months ended
                                                              March 31,                   March 31,
                                                     -------------------------   -------------------------
                                                         2003          2002          2003          2002
                                                     -----------   -----------   -----------   -----------
      Net income for the period ..................   $12,370,000   $10,921,000   $ 6,292,000   $ 4,927,000
                                                     ===========   ===========   ===========   ===========

      Common shares issued .......................    14,579,240    14,579,240    14,579,240    14,579,240
      Weighted average treasury shares ...........     5,202,862     5,375,160     5,187,518     5,349,803
                                                     -----------   -----------   -----------   -----------

      Weighted average common shares
       outstanding during the period .............     9,376,378     9,204,080     9,391,722     9,229,437
      Effect of dilutive stock options outstanding       428,160       454,387       428,654       465,128
                                                     -----------   -----------   -----------   -----------
      Diluted weighted average common shares
       outstanding during the period .............     9,804,538     9,658,467     9,820,376     9,694,565
                                                     ===========   ===========   ===========   ===========

                                                     -----------   -----------   -----------   -----------
      Basic earnings per share ...................   $      1.32   $      1.19   $      0.67   $      0.53
                                                     ===========   ===========   ===========   ===========

                                                     -----------   -----------   -----------   -----------
      Diluted earnings per share .................   $      1.26   $      1.13   $      0.64   $      0.51
                                                     ===========   ===========   ===========   ===========

      The computation of book value per common share is as follows:

                                                              March 31,     September 30,
                                                                 2003            2002
                                                            -------------   -------------
      Common shares outstanding at the end of the period        9,398,531       9,350,873
      Incremental shares relating to dilutive stock
         options outstanding at the end of the period ...         382,864         427,745
                                                            -------------   -------------
                                                                9,781,395       9,778,618
                                                            =============   =============

      Total shareholders' equity at the end of the period   $ 186,887,000   $ 179,081,000

      Book value per common share .......................   $       19.11   $       18.31

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

      At March 31, 2003, 60,650 shares were reserved for future grants. Further information concerning the options is as follows:

                                                                Six months ended March 31,
                                           -----------------------------------------------------------------
                                                        2003                              2002
                                           -----------------------------------------------------------------
                                                               Weighted                          Weighted
                                                               Average                           Average
                                              Options       Exercise Price      Options       Exercise Price
                                           --------------   --------------   --------------   --------------
      Outstanding at beginning of period        1,428,508    $       16.12        1,614,898    $       15.74
      Granted ..........................               --               --               --               --
      Canceled .........................               --               --               --               --
      Exercised ........................          (47,658)            5.00         (109,160)            9.75
                                           --------------    -------------   --------------   --------------
      Outstanding at end of period .....        1,380,850    $       16.50        1,505,738    $       16.17
                                           ==============    =============   ==============   ==============

      Options exercisable ..............        1,104,344    $8.38 - 22.00        1,023,328    $5.00 - 22.00
                                           ==============    =============   ==============   ==============

      For purposes of providing the pro forma disclosures required under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS No. 148") the fair value of stock options granted was estimated using the Black-Scholes option pricing model. There were no options granted during the six and three month periods ended March 31, 2003 and 2002.

      Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts indicated below. This pro forma net income reflects only options granted in the fiscal years 1997 through March 31, 2003. Therefore, the full impact of calculating compensation cost under SFAS No. 148 is not reflected in the pro-forma net income and earnings per share amounts.


                                                                  Six months ended                 Three months ended
                                                                       March 31,                          March 31,
                                                                2003              2002              2003              2002
                                                           --------------    --------------    --------------    --------------
      Net income as reported ...........................   $   12,370,000    $   10,921,000    $    6,292,000    $    4,927,000
      Deduct stock based compensation, net of tax, that
        would have been reported if the fair value based
        method had been applied ........................         (207,000)         (336,000)         (104,000)         (168,000)
                                                           --------------    --------------    --------------    --------------
      Pro forma net income .............................   $   12,163,000    $   10,585,000    $    6,188,000    $    4,759,000
                                                           ==============    ==============    ==============    ==============

      Basic earnings per share        As reported ......   $         1.32    $         1.19    $         0.67    $         0.53
                                      Pro forma ........   $         1.30    $         1.15    $         0.66    $         0.51

      Diluted earnings per share      As reported ......   $         1.26    $         1.13    $         0.64    $         0.51
                                      Pro forma ........   $         1.24    $         1.10    $         0.63    $         0.49

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

(9)   Income Taxes

      Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

                                                                 Six months ended       Three months ended
                                                                     March 31,                March 31,
                                                                --------------------    --------------------
                                                                  2003        2002        2003        2002
                                                                --------    --------    --------    --------
                                                                              (In thousands)
      Federal income tax expense at statutory rate of 35% ...   $  6,056    $  5,253    $  3,092    $  2,252
      State income taxes, net of Federal income tax benefit .        630         442         314         180
      Tax exempt interest ...................................        (17)        (34)         (4)        (17)
      ESOP dividend deduction ...............................       (188)         --         (94)         --
      Affordable housing credits ............................     (1,537)     (1,304)       (757)       (652)
      Other, net ............................................        (13)         17         (11)         29
                                                                --------    --------    --------    --------
                                                                $  4,931    $  4,374    $  2,540    $  1,792
                                                                ========    ========    ========    ========

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

      The Company utilizes interest rate swaps to hedge the fair value of brokered certificates of deposit ("CDs"). The interest rate swaps that hedge brokered CDs are matched with the CD as to final maturity, interest payment dates and call features. The interest rate swaps are a floating pay-fixed receive instrument and as such, they convert the fixed rate payment on the brokered CDs to a floating rate and thus hedge the fair value of the brokered CDs from changes in interest rates. At March 31, 2003 and September 30, 2002, the Company did not have any interest rate swaps outstanding.

      The Company measures the effectiveness of it's hedges on a periodic basis. Any difference between the fair value change of the hedge versus the fair value change of the hedged item is considered to be the "ineffective" portion of the hedge. The ineffective portion of the hedge is recorded as an increase or decrease in the related income statement classification of the item being hedged. If the ineffectiveness of a hedge exceeds certain levels, the derivative would no longer be eligible for hedge treatment and future changes in fair value of the derivative would be recorded on the income statement.

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

      The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

(12)  Segment Information

      The Company's operations include four strategic business segments: Retail Banking, Commercial Banking, Mortgage Banking and Investments. Financial performance is primarily based on the individual segment's direct contribution to Company net income. The segments do not include the operations of the Company as a holding company, nor the operations of the Bank's operating subsidiaries. Capital is not allocated to the segments and thus net interest income related to the free funding associated with capital is not included in the individual segments. The Company only charges the segments with direct expenses. Costs associated with administrative and centralized back-office support areas of the Bank are not allocated to the segments. Income taxes are allocated to the segments based on the Bank's effective tax rate prior to the consolidation with its affordable housing subsidiary.

      The Retail Banking segment consists of the Bank's retail deposits, branch and ATM networks, consumer lending operations, annuity and brokerage services and call center. The segment includes a much higher level of interest-bearing liabilities than interest-earning assets. The Company views this segment as a significant funding vehicle for the other lending segments. The Company's transfer pricing model has the effect of viewing this segment as a comparison to the cost of wholesale funds.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

      BUSINESS SEGMENTS                          Retail        Commercial      Mortgage                        Total
                                                Banking         Banking        Banking      Investments       Segments
      ------------------------------------    ------------    ------------   ------------   ------------    ------------
                                                                            (In thousands)
      SIX MONTHS ENDED MARCH 31, 2003
      Net interest income .................   $      7,333    $     13,979   $      4,940   $     (3,767)   $     22,484
      Provision for loan losses ...........            153             145            255             --             553
      Other operating income ..............          4,652           1,005          8,059          1,344          15,060
      General and administrative expenses .         11,949           1,904          3,364            408          17,625
      Income taxes (benefit) ..............            (40)          4,430          3,299           (969)          6,720
                                              ------------    ------------   ------------   ------------    ------------
      Segment profit (loss) ...............   $        (77)   $      8,504   $      6,080   $     (1,861)   $     12,647
                                              ============    ============   ============   ============    ============

      Segment average assets ..............   $    379,029    $    681,272   $    244,464   $    760,178    $  2,064,943
                                              ============    ============   ============   ============    ============

      SIX MONTHS ENDED MARCH 31, 2002
      Net interest income .................   $      7,372    $     11,810   $      4,798   $     (1,206)   $     22,774
      Provision for loan losses ...........            756             984             80             --           1,820
      Other operating income ..............          4,236             618          5,227            733          10,815
      General and administrative expenses .         11,238           1,718          2,739            413          16,108
      Income taxes (benefit) ..............           (134)          3,379          2,510           (308)          5,448
                                              ------------    ------------   ------------   ------------    ------------
      Segment profit (loss) ...............   $       (252)   $      6,347   $      4,696   $       (578)   $     10,213
                                              ============    ============   ============   ============    ============

      Segment average assets ..............   $    333,146    $    651,925   $    289,549   $    768,587    $  2,043,207
                                              ============    ============   ============   ============    ============

      THREE MONTHS ENDED MARCH 31, 2003
      Net interest income .................   $      3,548    $      6,712   $      2,320   $     (1,938)   $     10,642
      Provision for loan losses ...........             --              --            164             --             164
      Other operating income ..............          2,428             346          4,565          1,166           8,506
      General and administrative expenses .          5,973             991          1,617            184           8,764
      Income taxes (benefit) ..............              1           2,086          1,810           (330)          3,567
                                              ------------    ------------   ------------   ------------    ------------
      Segment profit(loss) ................   $          2    $      3,982   $      3,295   $       (626)   $      6,653
                                              ============    ============   ============   ============    ============

      Segment average assets ..............   $    385,707    $    669,005   $    225,411   $    757,873    $  2,037,996
                                              ============    ============   ============   ============    ============

      THREE MONTHS ENDED MARCH 31, 2002
      Net interest income .................   $      3,470    $      6,314   $      2,440   $       (925)   $     11,299
      Provision for loan losses ...........            378             492             39             --             909
      Other operating income ..............          2,052             292          1,889            676           4,909
      General and administrative expenses .          5,722             853          1,379            202           8,156
      Income taxes (benefit) ..............           (202)          1,800            987           (154)          2,431
                                              ------------    ------------   ------------   ------------    ------------
      Segment profit(loss) ................   $       (376)   $      3,462   $      1,923   $       (297)   $      4,712
                                              ============    ============   ============   ============    ============

      Segment average assets ..............   $    335,386    $    670,890   $    269,138   $    755,771    $  2,031,185
                                              ============    ============   ============   ============    ============

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

      RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS

                                                       Six months ended March 31,   Three months ended March 31,
                                                           2003           2002           2003           2002
                                                       -----------    -----------   ------------    ------------
                                                                          (In thousands)
      NET INTEREST INCOME AND OTHER OPERATING INCOME
      Total for segments ...........................   $    37,544    $    33,589    $    19,148    $    16,208
      Unallocated transfer pricing credit
      (primarily on capital) .......................         2,842          5,403          1,281          2,320
      Income from affordable housing subsidiary ....         1,789          1,549            917            771
      Holding company interest expense .............          (170)          (543)           (73)          (223)
      Elimination of intercompany interest income ..          (660)          (538)          (384)          (262)
      Other ........................................         2,420          1,565          1,267            781
                                                       -----------    -----------    -----------    -----------
      Consolidated total revenue ...................   $    43,765    $    41,025    $    22,156    $    19,595
                                                       ===========    ===========    ===========    ===========

      PROFIT
      Total for segments ...........................   $    12,647    $    10,213    $     6,653    $     4,712
      Unallocated transfer pricing credit
      (primarily on capital) .......................         1,705          3,242            768          1,392
      Unallocated administrative and centralized
      support costs (a) ............................        (2,581)        (2,865)        (1,428)        (1,364)
      Holding company net loss .....................          (427)          (581)          (213)          (288)
      Elimination of intercompany interest income ..          (396)          (323)          (230)          (157)
      Affordable housing tax credits ...............         1,537          1,304            757            652
      Other ........................................          (115)           (69)           (15)           (20)
                                                       -----------    -----------    -----------    -----------
      Consolidated net income ......................   $    12,370    $    10,921    $     6,292    $     4,927
                                                       ===========    ===========    ===========    ===========

      AVERAGE ASSETS
      Total for segments ...........................   $ 2,064,943    $ 2,043,207    $ 2,037,996    $ 2,031,185
      Elimination of intercompany loans ............       (16,682)       (13,946)       (15,950)       (14,521)
      Other assets not allocated ...................       197,159        150,167        198,258        156,303
                                                       -----------    -----------    -----------    -----------
      Consolidated average assets ..................   $ 2,245,420    $ 2,179,428    $ 2,220,304    $ 2,172,967
                                                       ===========    ===========    ===========    ===========

-------------

(a) After-tax effect of $4.3 million and $4.8 million of general and administrative expenses for the six-month periods ended March 31, 2003 and 2002, respectively.After-tax effect of $2.4 million and $2.3 million of general and administrative expenses for the three-month periods ended March 31, 2003 and 2002, respectively.

(13)  Goodwill and Intangible Assets

      Effective October 1, 2002, the Company adopted Financial Accounting Statement 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As required under SFAS No. 142, the Company discontinued the amortization of goodwill with a net carrying value of $12.9 million at October 1, 2002 and annual amortization of approximately $1.2 million that resulted from business combinations prior to the adoption of SFAS No. 141. The Company evaluates goodwill for impairment at least annually. Impairment testing of goodwill was completed as of October 1, 2002 and resulted in no impairment, therefore, goodwill has a net carrying value of $12.9 million at March 31, 2003.

      In addition to goodwill, the Company's other intangible assets consist of mortgage servicing rights and other intangible assets from business combinations which are included in other assets on the consolidated balance sheet. Mortgage servicing rights are not subject to SFAS No. 142 but rather, are amortized over their expected life and subject to periodic impairment testing. The results for the six-and three-month periods ended March 31, 2003 include charges of $2.5 million and $1.1 million, respectively, related to an impairment write-down of the Company's mortgage servicing rights. The write-down was the result of an increase in forecasted prepayment speeds, which resulted primarily from the current lower interest rate environment. At March 31, 2003 and September 30, 2002 the valuation reserve totaled $5.6 million and $3.1 million, respectively. The Company's other intangible assets from a business combination resulted from the purchase of deposits.This acquisition did not meet the definition of a business combination under SFAS No. 147, therefore, it is not required to be accounted for in accordance with SFAS No. 141 and SFAS No.
      142. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

                                                                                  March 31,      September 30,
                                                                                     2003             2002
                                                                                -------------    -------------
                                                                                        (In thousands)
      Mortgage servicing rights, balance at beginning of period .............   $       6,145    $       6,287
       Servicing rights capitalized .........................................           4,417            4,926
       Amortization of servicing rights .....................................          (1,260)          (1,968)
       Impairment of servicing rights .......................................          (2,525)          (3,100)
                                                                                -------------    -------------
      Mortgage servicing rights, balance at end of period ...................   $       6,777    $       6,145
                                                                                =============    =============

      Mortgage servicing rights, market value ...............................   $       6,835    $       6,496
                                                                                =============    =============

      Intangible assets from business combinations, carrying and market value   $         438    $         460
                                                                                =============    =============

      Amortization expense for the mortgage servicing rights asset are based on assumptions made during each reporting period. Such assumptions include, but are not limited to, the current level of interest rates and the forecast prepayment speeds as estimated by major mortgage dealers. Actual amortization expense is also affected by the amount of loans sold with servicing retained. At March 31, 2003, the Company services $847.2 million in mortgage loans for others, compared to $768.7 million at September 30, 2002.Intangible assets from business combinations are amortized on a straight-line method.

      Actual amortization expense is as follows:

                                                                      Six months ended     Three months ended
                                                                          March 31,             March 31,
                                                                       2003       2002       2003       2002
                                                                     --------   --------   --------   --------
                                                                                  (In thousands)
      Amortization of mortgage servicing rights ..................   $  1,260   $    939   $    651   $    450
      Amortization of intangible assets from business combinations         22         --         11         --

      The following table shows the future estimated amortization expense for originated mortgage servicing rights based on existing balances and the interest rate environment as of March 31, 2003. The Company's actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on changes in mortgage interest rates, estimated prepayment speeds and market conditions.

         Estimated future amortization expense:                                    Amount
                                                                               --------------
                                                                               (In thousands)
         Six months ended September 30, 2003...............................         $1,497
         For the year ended September 30, 2004.............................          1,935
         For the year ended September 30, 2005.............................            958
         For the year ended September 30, 2006.............................            782
         For the year ended September 30, 2007.............................            507
         For the year ended September 30, 2008 and thereafter..............          1,097

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
     Item 2: Management's Discussion and Analysis of Financial Condition and
                              Results of Operation

FORWARD-LOOKING STATEMENTS

This Report contains certain forward looking statements with respect to the financial condition, results of operations and business of St. Francis Capital Corporation (the "Company") and its wholly owned subsidiary, St. Francis Bank (the "Bank"). The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. Such factors include, but are not limited to: (i) general market rates, (ii) general economic conditions,
(iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products,
(vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in accounting principles, policies or guidelines.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

The Company's total assets at March 31, 2003 were $2.29 billion, a decrease of $46 million from $2.34 billion at September 30, 2002. Loans receivable, including mortgage loans held for sale, decreased $42.9 million from September 30, 2002 as declines in one- to four-family and commercial loans were partially offset by increases in consumer loans. Total capital increased to $186.9 million at March 31, 2003 compared with $179.1 million at September 30, 2002. The Company's ratio of shareholders' equity to total assets was 8.15% at March 31, 2003, compared to 7.66% at September 30, 2002. The Company's book value per share was $19.11 at March 31, 2003, compared to $18.31 at September 30, 2002.

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

Loans receivable, including mortgage loans held for sale, decreased $42.9 million to $1.28 billion at March 31, 2003 from $1.32 billion at September 30, 2002. During the six-month period ended March 31, 2003, one- to four-family loans decreased $34.7 million, commercial loans decreased $25.6 million, multi-family mortgage loans decreased $5.5 million and commercial real estate loans decreased $1.3 million, offset by an increase of $24.0 million in consumer and interim financing loans. The Company's one- to four-family mortgage loan portfolio has a significant level of adjustable-rate loans and during periods of declining or generally low interest rates, the customers generally convert adjustable-rate loans to fixed-rate loans. However, fixed-rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet.

For the six-month period ended March 31, 2003, the Company originated approximately $704.0 million in loans, as compared to $547.0 million for the same period in the prior year. Of the $704.0 million in loans originated, $420.5 million were first mortgage loans, $119.1 million were home equity loans, $58.4 million were commercial real estate loans, $49.7 million were consumer and interim financing loans, $34.9 million were multi-family loans and $21.4 million were commercial loans. For the six-month period ended March 31, 2003, the Company purchased $274.2 million one- to four-family loans, as compared to $143.3 million for the same period in the prior year. The increase in loans purchased during the current year is primarily due to increased activity in the Company's mortgage banking operation in Illinois. For the six-month period ended March 31, 2003, the Company sold $669.2 million one- to four-family loans, as compared to $394.2 million for the same period in the prior year. During periods of declining or generally low interest rates, the Company originates more fixed rate loans, which are generally sold in the secondary market.

Mortgage-backed and related securities, including securities available for sale, decreased $16.9 million to $691.9 million at March 31, 2003 from $708.8 million at September 30, 2002. The decreases were due to accelerated repayments, scheduled maturities and sales during the period. The decrease in mortgage-backed securities was partially offset by purchases of $602.1 million during the six-month period ended March 31, 2003. Debt and equity securities increased $26.2 million to $42.8 million at March 31, 2003 from $16.6 million at September 30, 2002. The increase was due to purchases of $41.2 million, partially offset by scheduled maturities of $15.0 million.The increase in the debt and equity securities portfolio during the six month period ended March 31, 2003, was the result of the decline in the Company's loan portfolio. As noted above, depending on the growth in the

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

loan portfolio, management anticipates balance sheet restructuring will continue to be an ongoing initiative of the Company in fiscal 2003.

Deposits decreased $53.1 million to $1.36 billion at March 31, 2003 from $1.42 billion at September 30, 2002. The decrease in deposits was due primarily to decreases of $54.3 million in certificates of deposit and $15.6 million in money market demand account deposits. At March 31, 2003, the Company had approximately $133.7 million in brokered certificates of deposit compared with $191.4 million at September 30, 2002. The brokered deposits generally consist of terms from three months to three years. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings increased by $37.9 million to $680.0 million at March 31, 2003 from $642.1 million at September 30, 2002. Short-term borrowings increased $64.6 million to $669.8 million at March 31, 2003, compared to $605.2 million at September 30, 2002. At March 31, 2003, $445.0 million of the short-term borrowings were callable Federal Home Loan Bank ("FHLB") advances with maturities from three years to eight years and are callable by the FHLB during the next fiscal year and quarterly thereafter. Long-term borrowings decreased $26.6 million to $10.2 million at March 31, 2003, compared to $36.8 million at September 30, 2002. At March 31, 2003, the Company had additional borrowing capacity of $292.9 million available from the FHLB.

RESULTS OF OPERATIONS

NET INCOME. Net income for the six-month period ended March 31, 2003 was $12.4 million compared with $10.9 million for the six-month period ended March 31, 2002. Net income for the three-month period ended March 31, 2003 was $6.3 million compared with $4.9 million for the three-month period ended March 31, 2002. Net income for the six-and three-month periods ended March 31, 2003 included charges of $2.5 million and $1.1 million, respectively, related to an impairment write-down of the Company's mortgage servicing rights. (For further information see footnote 13 in "Notes to Unaudited Consolidated Financial Statements" on page 18 and discussion of "Other Operating Income" on page 25). Net income for the six-and three-month periods ended March 31, 2003 increased due to an increase in other operating income, due primarily to increases in gains on sales of loans.

The following table shows the return on average assets and return on average equity ratios for each period:

                                Six months ended        Three months ended
                                     March 31,               March 31,
                               --------------------    --------------------
                                 2003        2002        2003        2002
                               --------    --------    --------    --------
Return on average assets ...       1.10%       1.00%       1.15%       0.92%

Return on average equity ...      13.48%      13.17%      13.70%      11.91%

NET INTEREST INCOME. Net interest income before provision for loan losses decreased $2.4 million or 8.7% to $24.9 million for the six-month period ended March 31, 2003 compared to $27.3 million for the same period in the prior year. Net interest income before provision for loan losses decreased $1.5 million or 11.9% to $11.7 million for the three-month period ended March 31, 2003 compared to $13.2 million for the same period in the prior year. The decrease in net interest income is a result of a decrease in the Company's net interest margin, partially offset by an increase in average earning assets. The net interest margin decreased to 2.36% and 2.26% for the six and three month periods ended March 31, 2003, respectively, compared with 2.66% and 2.62% for the same periods in the prior year.The low interest rate environment affects the Company's net interest margin as the yield on earning assets declines to reflect new rates. The cost of liabilities is no longer decreasing as rapidly as the decrease in the yield on earning assets because deposit rates are near their lowest level. The Company's interest rate sensitivity as measured by it's one-year interest rate gap position is also positive, which implies an increase in net interest income in a rising rate environment or a decrease in net interest income in a falling rate environment.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

Total interest income decreased $8.6 million or 13.7% to $54.1 million and $4.3 million or 14.4% to $25.7 million, respectively, for the six-and three-month periods ended March 31, 2003 compared to $62.7 million and $30.0 million, respectively, for the same periods in the prior year. The decrease in interest income was primarily the result of decreases in interest on loans, mortgage-backed and related securities and debt and equity securities. The decrease in interest income on loans was the result of a decrease in the average yield on loans to 6.18% from 7.04% for the six month period ended March 31, 2003 and 2002, respectively, partially offset by an increase in the average balance of loans to $1.32 billion from $1.28 billion for the same period. The decrease in interest income on loans was the result of a decrease in the average yield on loans to 6.02% from 6.89% for the three-month period ended March 31, 2003 and 2002, respectively, partially offset by an increase in the average balance of loans to $1.29 billion from $1.28 billion for the same period.

The decrease in interest income on mortgage-backed and related securities was due to a decrease in the average balance of such securities to $676.9 million from $682.8 million for the six-month periods ended March 31, 2003 and 2002, respectively, and a decrease in the average yield on such securities to 3.12% from 4.56% for the same periods. The decrease in interest income on mortgage-backed and related securities for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 was due to a decrease in the average yield on such securities to 3.11% from 4.31%, partially offset by an increase in the average balance of such securities to $672.0 million from $655.9 million for the same periods. The decrease in interest on debt and equity securities was the result of a decrease in the average balance of such securities to $17.8 million from $28.2 million for the six-month periods ended March 31, 2003 and 2002, respectively, and a decrease in the average yield on such securities to 3.23% from 4.49% for the same periods. The decrease in interest income on debt and equity securities for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 was due to a decrease in the average balance of such securities to $19.8 million from $43.4 million, and a decrease in the average yield on such securities to 3.06% from 4.04% for the same periods. See "Financial Condition" for a further discussion of the Company's balance sheet restructuring activities.

Total interest expense decreased $6.2 million or 17.6% to $29.2 million for the six-month period ended March 31, 2003, compared to $35.4 million for the six-month period ended March 31, 2002. For the three-month period ended March 31, 2003, total interest expense decreased $2.7 million or 16.3% to $14.0 million compared to $16.7 million for the three-month period ended March 31, 2002. The decrease in interest expense was the result of decreases in the cost of deposits and advances and other borrowings, as well as decreases in the average balances of deposits. The average cost of deposits decreased to 2.15% and 2.09% for the six-and three-month periods ended March 31, 2003, respectively, from 3.00% and 2.80% for the same periods in the prior year. The average balances of deposits decreased to $1.30 billion and $1.27 billion for the six-and three-month periods ended March 31, 2003, respectively, as compared to $1.35 billion and $1.33 billion for the same periods in the prior year. See "Financial Condition" for a further discussion of the Company's deposit base. The average balance of advances and other borrowings increased to $648.1 million and $650.8 million for the six-and three-month periods ended March 31, 2003, respectively, as compared to $567.9 million and $582.3 million for the same periods in the prior year. The average cost of advances and other borrowings decreased to 4.70% and 4.64% for the six-and three-month periods ended March 31, 2003, respectively, from 5.38% and 5.27% for the same periods in the prior year. The average balance of advances and other borrowings increased to $648.1 million and $650.8 million for the six and three month periods ended March 31, 2003, respectively, as compared to $567.9 million and $582.3 million for the same periods in the prior year. The borrowings are primarily adjustable-rate FHLB advances, reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the six and three month periods ended March 31, 2003 and 2002, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the schedule.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

                                                                SIX MONTHS ENDED MARCH 31,
                                             ---------------------------------------------------------------------------
                                                              2003                              2002
                                             ---------------------------------------------------------------------------
                                                                         AVERAGE                               AVERAGE
                                               AVERAGE                    YIELD/     AVERAGE                    YIELD/
                                               BALANCE      INTEREST       COST      BALANCE      INTEREST       COST
                                             -----------    --------     --------  -----------    --------     --------
                                                                        (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits.   $     2,731    $     15       1.10%   $     3,708    $     35       1.89%
Debt and equity securities ...............        17,776         286       3.23         28,207         631       4.49
Mortgage-backed and related securities ...       676,908      10,529       3.12        682,829      15,510       4.56
Loans:
  First mortgage .........................       813,330      26,500       6.53        795,051      29,151       7.35
  Home equity ............................       289,893       6,936       4.80        228,983       6,837       5.99
  Consumer ...............................        88,944       3,572       8.05        103,968       4,343       8.38
  Commercial and agricultural ............       128,213       3,694       5.78        148,795       4,472       6.03
                                             -----------------------               -----------------------
    Total loans ..........................     1,320,380      40,702       6.18      1,276,797      44,803       7.04
Federal Home Loan Bank stock .............        98,789       2,543       5.16         63,698       1,708       5.38
                                             -----------------------               -----------------------
    Total earning assets .................     2,116,584      54,075       5.12      2,055,239      62,687       6.12
                                                            --------                              --------
Valuation allowances .....................       (12,019)                              (10,009)
Cash and due from banks ..................        34,606                                31,254
Other assets .............................       106,249                               102,944
                                             -----------                           -----------
    Total assets .........................   $ 2,245,420                           $ 2,179,428
                                             ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts ...........................   $    98,221         105       0.21    $    87,188         144       0.33
  Money market demand accounts ...........       385,945       1,323       0.69        441,929       3,399       1.54
  Passbook ...............................        94,923         238       0.50         87,992         389       0.89
  Certificates of deposit ................       722,615      12,321       3.42        730,005      16,224       4.46
                                             -----------------------               -----------------------
Total interest-bearing deposits ..........     1,301,704      13,987       2.15      1,347,114      20,156       3.00
Advances and other borrowings ............       648,092      15,174       4.70        567,901      15,243       5.38
Advances from borrowers for taxes and
insurance ................................         5,653           4       0.14          5,954           6       0.20
                                             -----------------------               -----------------------
    Total interest-bearing liabilities ...     1,955,449      29,165       2.99      1,920,969      35,405       3.70
Non interest-bearing deposits ............        93,713                                75,727
Other liabilities ........................        12,260                                16,451
Shareholders' equity .....................       183,998                               166,281
                                             -----------                           -----------
Total liabilities and shareholders' equity   $ 2,245,420                           $ 2,179,428
                                             ===========                           ===========
Net interest income ......................                  $ 24,910                              $ 27,282
                                                            ========                              ========
Net yield on interest-earning assets .....                                 2.36                                  2.66
Interest rate spread .....................                                 2.13                                  2.42
Ratio of earning assets to
interest-bearing liabilities .............                               108.24                                106.99

                                                                     THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------------------------------------------
                                                              2003                              2002
                                             ---------------------------------------------------------------------------
                                                                         AVERAGE                               AVERAGE
                                               AVERAGE                    YIELD/     AVERAGE                    YIELD/
                                               BALANCE      INTEREST       COST      BALANCE      INTEREST       COST
                                             -----------    --------     --------  -----------    --------     --------
                                                                        (Dollars in thousands)
ASSETS
Federal funds sold and overnight deposits.   $     2,184    $      5       0.93%   $     2,812    $     11       1.59%
Debt and equity securities ...............        19,772         149       3.06         43,363         432       4.04
Mortgage-backed and related securities ...       671,964       5,157       3.11        655,902       6,973       4.31
Loans:
  First mortgage .........................       787,311      12,385       6.38        789,444      14,209       7.30
  Home equity ............................       296,576       3,395       4.64        232,602       3,211       5.60
  Consumer ...............................        88,762       1,733       7.92        102,590       2,102       8.31
  Commercial and agricultural ............       120,412       1,686       5.68        156,269       2,247       5.83
                                             -----------------------               -----------------------
    Total loans ..........................     1,293,061      19,199       6.02      1,280,905      21,769       6.89
Federal Home Loan Bank stock .............       105,889       1,156       4.43         64,142         791       5.00
                                             -----------------------               -----------------------
    Total earning assets .................     2,092,870      25,666       4.97      2,047,124      29,976       5.94
                                                            --------                              --------
Valuation allowances .....................       (11,999)                              (11,067)
Cash and due from banks ..................        34,097                                31,169
Other assets .............................       105,336                               105,741
                                             -----------                           -----------
    Total assets .........................   $ 2,220,304                           $ 2,172,967
                                             ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts ...........................   $    97,923          47       0.19    $    87,878          63       0.29
  Money market demand accounts ...........       373,322         527       0.57        422,506       1,220       1.17
  Passbook ...............................        94,972         108       0.46         86,846         161       0.75
  Certificates of deposit ................       708,244       5,875       3.36        729,412       7,718       4.29
                                             -----------------------               -----------------------
Total interest-bearing deposits ..........     1,274,461       6,557       2.09      1,326,642       9,162       2.80
Advances and other borrowings ............       650,763       7,443       4.64        582,338       7,571       5.27
Advances from borrowers for taxes and
insurance ................................         2,887           1       0.14          2,894           1       0.14
                                             -----------------------               -----------------------
    Total interest-bearing liabilities ...     1,928,111      14,001       2.94      1,911,874      16,734       3.55
Non interest-bearing deposits ............        93,835                                76,978
Other liabilities ........................        12,130                                16,362
Shareholders' equity .....................       186,228                               167,753
                                             -----------                           -----------
Total liabilities and shareholders' equity   $ 2,220,304                           $ 2,172,967
                                             ===========                           ===========
Net interest income ......................                  $ 11,665                              $ 13,242
                                                            ========                              ========
Net yield on interest-earning assets .....                                 2.26                                  2.62
Interest rate spread .....................                                 2.03                                  2.39
Ratio of earning assets to
interest-bearing liabilities .............                               108.55                                107.07

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:

                                          Six months ended         Three months ended
                                              March 31,                 March 31,
                                        ---------------------     ---------------------
                                          2003         2002         2003         2002
                                        --------     --------     --------     --------
                                                     (Dollars in thousands)
Beginning balance ...................   $ 14,212     $ 11,686     $ 14,413     $ 12,382
Provision for loan losses ...........        553        1,820          172          909
Recoveries ..........................         33           96           23           74
Charge-offs .........................       (533)        (467)        (343)        (230)
                                        --------     --------     --------     --------
Ending balance ......................   $ 14,265     $ 13,135     $ 14,265     $ 13,135
                                        ========     ========     ========     ========

Ratio of allowance for loan losses to
   gross loans receivable at the end
   of the period ....................       1.07%        0.99%        1.07%        0.99%

Ratio of allowance for loan losses to
   total non-performing loans at the
   end of the period ................     492.24%      149.33%      492.24%      149.33%

Ratio of net charge-offs to average
   gross loans (annualized) .........       0.08%        0.06%        0.10%        0.05%

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

In general, the level of the allowance for loan losses and changes during each fiscal year is a function of several factors, including but not limited to changes in the loan portfolio, net charge-offs and non-performing loans. At March 31, 2003, gross loans receivable were $1.34 billion compared to $1.32 billion at March 31, 2002. Net charge-offs for the six and three month periods ended March 31, 2003 were $500,000 and $320,000, respectively, compared to $371,000 and $156,000 for the six and three month periods ended March 31, 2002. Non-performing loans increased to $2.9 million or 0.22% of gross loans at March 31, 2003 compared to $2.2 million or 0.16% of gross loans at September 30, 2002. Although the Company's non-performing loan totals are consistent with the totals at September 30, 2002, the total is down from $8.8 million at March 31, 2002. At March 31, 2003, the increase in the ratio of allowance for loan losses to total non-performing loans is due to the decrease in non-performing loans. (See "Asset Quality"). The decrease in non-performing loans since March 31, 2002 is primarily due to the restructuring of a commercial credit which was returned to accrual status during fiscal 2002, a commercial real estate loan which was transferred to foreclosed properties and due to several other individual loans returning to accrual status. This decrease in non-performing loans is the primary reason for the decline in the Company's provision for loan losses. For the six and three month periods ended March 31, 2003, the provision for loan losses was $553,000 and $172,000, respectively, compared to $1.8 million and $909,000, respectively, for the same periods in the prior year.

Management believes that the allowance for loan losses at March 31, 2003 is adequate to absorb probable losses inherent in the portfolio. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of factors discussed herein.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

OTHER OPERATING INCOME. Other operating income increased by $5.1 million to $18.9 million and by $4.1 million to $10.5 million for the six and three month periods ended March 31, 2003, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                                              Six months ended         Three months ended
                                                  March 31,                March 31,
                                           ----------------------    ----------------------
                                              2003         2002         2003         2002
                                           ---------    ---------    ---------    ---------
                                                        (Dollars in thousands)
Other operating income .................   $  18,855    $  13,743    $  10,491    $   6,353

Percent of average assets (annualized) .        1.68%        1.26%        1.92%        1.19%

The results for the six-and three-month periods ended March 31, 2003 include charges of $2.5 million and $1.1 million, respectively, related to an impairment write-down of the Company's mortgage servicing rights, which is recorded as a valuation reserve at March 31, 2003. The Company's mortgage servicing rights are accounted for at the lower of book or market value. As part of the calculation of the market value of mortgage servicing rights, the Company calculates the present value of the future stream of servicing fee income expected to be received from its mortgage loan servicing portfolio, relying in part on median loan prepayment speeds as forecast by the major mortgage dealers. These mortgage dealer forecasts utilize a number of assumptions, including an assumption as to the future direction of interest rates. During the six-and three-month periods ended March 31, 2003 the forecasted prepayment speeds have increased, primarily within certain coupon rates in the 15-year and 30-year fixed-rate category of the Company's loan servicing portfolio as compared to the previous period (reflecting forecasts for continued low interest rates and a correspondingly high level of mortgage repayments and refinancings) and resulted in the impairment write-downs. The Company services $847 million in mortgage loans for others, with those servicing rights valued, net of valuation allowances of $5.6 million, at $6.8 million as of March 31, 2003.

Other than the aforementioned impairment on mortgage servicing rights, the increase for the six-and three-month periods endedMarch 31, 2003 was due primarily to increases in gains on the sale of loans and increases in loan-related fees. Gains on the sale of mortgage loans increased to $10.6 million and $5.6 million for the six-and three-month periods ended March 31, 2003, respectively, compared to gains of $5.3 million and $2.1 million for the same periods in the prior year. The Company's volume of mortgage loan sales were $669.2 million and $336.7 million for the six and three month periods ended March 31, 2003, respectively, compared to $394.2 million and $172.8 million for the same periods in the prior year.The level of loan sale activity is highly dependent on the interest rate environment and on the types of mortgage loans originated. In the recent low interest rate environment, customers are more likely to select or refinance into fixed-rate mortgages, which the Company then generally sells in the secondary market. Loan servicing and loan related fees increased to $3.2 million and $1.6 million for the six-and three-month periods ended March 31, 2003, respectively, compared to $5.3 million and $2.1 million for the six-and three-month periods ended March 31, 2002, respectively. The increase in other loan-related fees included higher levels of a variety of fees including prepayment penalties, loan modification fees and other loan origination fees, which were also attributable to increased loan activity in the recent low interest rate environment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $2.0 million or 8.4% to $25.9 million and increased $1.2 million or 9.9% to $13.2 million for the six and three month periods ended March 31, 2003, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                                             Six months ended           Three months ended
                                                 March 31,                   March 31,
                                         ------------------------    ------------------------
                                            2003          2002          2003          2002
                                         ----------    ----------    ----------    ----------
                                                        (Dollars in thousands)
General and administrative expenses ..   $   25,911    $   23,910    $   13,152    $   11,967

Percent of average assets (annualized)         2.31%         2.20%         2.40%         2.23%

The increase is primarily due to additional levels of compensation, including increased commissions and incentive pay related to the Company's increased loan origination activity, higher benefit costs and normal merit pay increases at the start of the Company's

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

fiscal year. Including commissions and salaries, mortgage loan related compensation increased by approximately $1.1 million and $497,000 for the six-and three-month periods ended March 31, 2003, respectively, compared to the prior year.

INCOME TAX EXPENSE. Income tax expense increased to $4.9 million and $2.5 million for the six and three month periods ended March 31, 2003, compared to $4.4 million and $1.8 million for the same periods in the prior year. The effective tax rates for the six and three month periods ended March 31, 2003 were 28.50% and 28.76%, respectively, compared with 28.60% and 26.67% for the six and three month periods ended March 31, 2002. The changes in the effective tax rate is primarily due to the increased amount of income, partially offset by increases in affordable housing credits during the six and three month periods ended March 31, 2003. The income tax credits received on the Company's affordable housing investments were $1.5 million and $757,000 for the six and three month periods ended March 31, 2003, respectively, compared with $1.3 million and $652,000 for the same periods in the prior year. At March 31, 2003 the Company had investments in 14 affordable housing projects compared to investments in 12 projects at March 31, 2002.

ASSET QUALITY

Total non-performing assets were $4.5 million, or 0.20% of total assets at March 31, 2003, compared with $4.1 million, or 0.18% of total assets at September 30, 2002. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets are summarized as follows:

                                             March 31,     September 30,
                                               2003             2002
                                          -------------    -------------
                                              (Dollars in thousands)
Non-performing loans ..................   $       2,898    $       2,209
Foreclosed properties .................           1,642            1,908
                                          -------------    -------------
Non-performing assets .................   $       4,540    $       4,117
                                          =============    =============

Performing troubled debt restructurings   $       2,184    $       2,440

Non-performing loans to gross loans ...            0.22%            0.16%

Non-performing assets to total assets .            0.20%            0.18%

Except as disclosed above, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms.

Impaired loans totaled $4.3 million at March 31, 2003 compared to $2.0 million at September 30, 2002. These loans had associated impairment reserves of $775,000 and $696,000 at March 31, 2003 and September 30, 2002, respectively. For the six month period ended March 31, 2003, the average balance of impaired loans was $2.9 million compared to $9.2 million for the six month period ended March 31, 2002 and $6.3 million for the year ended September 30, 2002. Interest income on impaired loans for the six month periods ended March 31, 2003 and 2002 was $87,000 and $120,000, respectively.

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

At March 31, 2003, the Company's estimated cumulative one-year gap between assets and liabilities was a positive 4.55% of total assets. The Company's three-year cumulative gap as of March 31, 2003 was a positive 0.86% of total assets. A positive gap occurs when a greater dollar amount of interest-earning assets are repricing or maturing than interest-bearing liabilities. The change in the Company's gap position is due to the decline in interest rates during fiscal 2002 and 2003. As interest rates declined, the terms of the Company's assets shortened as prepayments of the Company's mortgage-related assets increased and the terms of the liabilities

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

lengthened as consumers invested in longer term certificates of deposit and the Company issued longer term brokered certificates of deposit.

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

The Company's interest rate risk position, as defined by gap, is dynamic as interest rates change. While static gap analysis may be a useful measure of determining short-term risk to future net income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the market interest rate environment. In the event market interest rates increase significantly from the current rates at March 31, 2003, the Company expects that its one-year positive gap would become negative due to the anticipated shortening of the terms of the Company's fixed rate callable FHLB advances becoming callable. In addition, prepayments of the Company's mortgage-related assets will slow causing a lengthening in the terms of these assets.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The following table summarizes the Company's gap position as of March 31, 2003.

                                                                           More than     More than
                                               Within       Four to        One Year        Three
                                               Three         Twelve        to Three       Years to     Over Five
                                               Months        Months         Years        Five Years      Years         Total
                                             ----------    ----------     ----------     ----------    ----------    ----------
                                                                            (Dollars in thousands)
 INTEREST-EARNING ASSETS: (1)
 Loans: (2)
      Residential ........................   $   41,913    $   27,423     $   32,882     $   16,901    $   40,537    $  159,656
      Commercial .........................      142,040       169,492        199,797         69,843        91,300       672,472
      Consumer ...........................      302,540        23,674         24,448         23,659        13,573       387,894
 Mortgage-backed and related securities ..       10,287        21,455         41,294         23,241         8,514       104,791
 Assets available for sale:
      Mortgage loans .....................       59,576            --             --             --            --        59,576
      Fixed rate mortgage related ........       45,201        86,486        164,471         74,648        32,154       402,960
      Variable rate mortgage related .....      102,862        12,356         33,211          5,503        30,252       184,184
      Investment securities ..............       12,848        30,000             --             --            --        42,848
 Other assets ............................      112,492            --             --             --            --       112,492
                                             ----------    ----------     ----------     ----------    ----------    ----------
      Total ..............................   $  829,579    $  370,886     $  496,103     $  213,795    $  216,330    $2,126,873
                                             ==========    ==========     ==========     ==========    ==========    ==========

 INTEREST-BEARING LIABILITIES:
 Deposits: (3)
      NOW accounts .......................   $    8,372    $   25,115     $   37,468     $   16,819    $   13,699    $  101,473
      Passbook savings accounts ..........        3,403        10,208         20,008         14,078        51,816        99,513
      Money market deposit accounts ......       91,038       269,440          3,444          1,240           698       365,860
      Certificates of deposit ............      166,653       297,295        189,585         27,241           152       680,926
 Borrowings (4) ..........................      170,116        54,680        330,211        125,000            --       680,007
                                             ----------    ----------     ----------     ----------    ----------    ----------
      Total ..............................   $  439,582    $  656,738     $  580,716     $  184,378    $   66,365    $1,927,779
                                             ==========    ==========     ==========     ==========    ==========    ==========
 Excess (deficiency) of interest-earning
 assets over interest-bearing liabilities    $  390,177    $ (285,852)    $  (84,613)    $   29,417    $  149,965    $  199,094
                                             ==========    ==========     ==========     ==========    ==========    ==========
 Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities .....................   $  390,177    $  104,325     $   19,712     $   49,129    $  199,094
                                             ==========    ==========     ==========     ==========    ==========
 Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities as a percent of total
 assets ..................................        17.01%         4.55%          0.86%          2.14%         8.68%
                                             ==========    ==========     ==========     ==========    ==========

(1) Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization, in each case adjusted to take into account estimated prepayments utilizing the Company's historical prepayment statistics, modified for forecasted statistics using the Public Securities Association model of prepayments. For fixed rate mortgage loans and mortgage-backed and related securities, annual prepayment rates ranging from 5% to 85%, based on the individual loan coupon rate and characteristics, were used.

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $58.7 million at March 31, 2003.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 33%, 14% and 99%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $55,000 or 2.4% of total assets.

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

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgement in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $45.0 million and $45.8 million as of March 31, 2003 and September 30, 2002, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At March 31, 2003, the Company had additional borrowing capacity of $292.9 million available from the FHLB.

In fiscal 2002 the Company continued to reduce the size of its mortgage-backed securities and investment securities portfolios as part of a strategy to decrease the proportion of earnings from that segment of its balance sheet. The reduction was primarily accomplished through the repayment of principal, scheduled maturities and the sale of available-for-sale securities. Funds generated from the repayment of principal, maturities and sales from the mortgage-backed securities and investment securities portfolios were used to grow and diversify the Company's loan portfolio, to reduce the Company's wholesale debt and as an additional source of liquidity. Depending on the growth in the loan portfolio, management anticipates that this form of "balance sheet restructuring" will be an ongoing strategic initiative of the Company in fiscal 2003.

The Company is in the midst of a share repurchase program where it may purchase up to 460,000 shares, or approximately five percent, of its common stock in the open market. As of March 31, 2003, the Company had purchased 70,300 shares under the current authorization at an average price of $20.78 per share. The Company may purchase an additional 389,700 shares under the current authorization. The Company's share repurchase program is funded through dividends received from the Bank and the Company's line of credit. Due to the Company's access to liquidity, shares repurchased have a minimal effect on the Company's liquidity.

At March 31, 2003, the Company had outstanding loan commitments including lines of credit of $469.5 million compared to $451.1 million at September 30, 2002. The Company had no commitments to purchase loans outstanding at either of these dates. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit, including brokered certificates, which are scheduled to mature in one year or less at March 31, 2003 were $463.9 million compared to $414.1 million at September 30, 2002. Management believes that a significant portion of such deposits will remain with the Company.

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

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The following table summarizes significant contractual obligations and other commitments at March 31, 2003.


                               Certificates    Short and
                                    of         Long Term      Operating
Years Ended March 31,            Deposit     Borrowings (1)     Leases         Total
---------------------          ------------  --------------  ------------   ------------
                                                   (In thousands)
2004 .......................   $    463,948   $    224,796   $      1,454   $    606,346
2005 .......................        135,031        136,250            681        215,712
2006 .......................         54,554        193,961            581        309,198
2007 .......................          7,447         50,000            581         33,028
2008 .......................         19,795         75,000            581        200,376
2009 and thereafter ........            152             --          8,896          9,048
                               ------------   ------------   ------------   ------------
Total ......................   $    680,927   $    680,007   $     12,774   $  1,373,708
                               ============   ============   ============   ============

                                                                            ------------
Commitments to extend credit                                                $    469,541
                                                                            ============

(1) Fixed-rate callable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Short and long term borrowings include fixed rate callable advances of $130 million maturing in 2005, $190 million maturing in 2006, $50 million maturing in 2007 and $75 million maturing in 2008.

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

The following table summarizes the Bank's capital ratios at the dates indicated:

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                    For Capital            Prompt Corrective
                                               Actual            Adequacy Purposes         Action Provisions
                                      ---------------------    ---------------------     ----------------------
                                        Amount       Ratio       Amount       Ratio        Amount       Ratio
                                      ----------    -------    ----------    -------     ----------   ---------
                                                              (Dollars in thousands)
As of March 31, 2003:

Tangible capital..............        $ 178,831       7.84%    =>$ 91,191     =>4.0%     =>$113,989    => 5.0%
Core capital .................          178,831       7.84%    =>  91,191     =>4.0%     => 113,989    => 5.0%
Tier 1 risk-based capital.....          178,831      10.62%    =>  67,366     =>4.0%     => 101,048    => 6.0%

Risk-based capital............          192,620      11.44%    => 134,731     =>8.0%     => 168,414    =>10.0%

As of September 30, 2002:

Tangible capital..............        $ 175,889       7.57%    =>$ 92,971     =>4.0%     =>$116,214    => 5.0%
Core capital .................          175,889       7.57%    =>  92,971     =>4.0%     => 116,214    => 5.0%
Tier 1 risk-based capital.....          175,889      10.56%    =>  66,646     =>4.0%     =>  99,968    => 6.0%
Risk-based capital............          189,793      11.39%    => 133,291     =>8.0%     => 166,614    =>10.0%

The capital of the Company and the Bank exceed all regulatory capital requirements.

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at March 31, 2003.

                                                            More than             More than              More than
                                     Within                  One Year             Two Years             Three Years
                                     One Year              to Two Year          to Three Years         To Four Years
                               --------------------   --------------------   --------------------   --------------------
Interest earning assets                                         (Dollars in millions)

Loans:
  Residential ..............   $    1.7       8.92%   $    1.0       7.50%   $    0.8       6.00%   $    0.4       7.85%
  Commercial ...............       79.2       4.97%       37.2       6.07%       62.5       5.95%       57.1       5.28%
  Consumer .................       48.0       5.27%       40.2       4.93%      129.4       4.89%      128.5       4.91%

Mortgage-backed
 securities:
  Fixed rate ...............      163.5       3.58%      102.9       3.58%      102.9       3.58%       48.9       3.58%
  Adjustable rate ..........      115.2       3.01%       16.6       3.01%       16.6       3.01%        2.8       3.01%

Debt and equity
 securities ................       42.8       2.40%         --         --          --         --          --         --

Other ......................      112.5       4.40%         --         --          --         --          --         --

Total interest                 --------               --------               --------               --------
 earning assets ............   $  562.9       3.89%   $  197.9       4.29%   $  312.2       4.57%   $  237.7       4.71%
                               ========               ========               ========               ========

Interest bearing liabilities

Deposits:
  NOW accounts .............   $   33.5       0.15%   $   18.8       0.15%   $   18.7       0.15%   $    8.4       0.15%
  Passbooks ................       13.6       0.25%       10.0       0.25%       10.0       0.25%        7.0       0.25%
  Money market .............      360.5       0.69%        1.7       0.69%        1.7       0.69%        0.6       0.69%
  Certificates .............      463.9       3.00%      135.0       3.56%       54.6       4.31%        7.5       4.14%

Borrowings
  Fixed rate ...............       96.2       2.63%      162.4       5.28%      167.8       5.42%       50.0       4.93%
  Adjustable rate ..........      128.6       1.03%         --         --          --         --          --         --

Total interest                 --------               --------               --------               --------
 bearing liabilities .......   $1,096.3       1.86%   $  327.9       4.10%   $  252.8       4.55%   $   73.5       3.82%
                               ========               ========               ========               ========

                                      More than                                                       Fair
                                      Four Years              Over                                   Market
                                    to Five Years          Five Years                Total            Value
                               --------------------   --------------------   --------------------   --------
Interest earning assets                                    (Dollars in millions)
Loans:
  Residential ..............   $   10.2       6.65%   $  205.1       6.15%   $  219.2       6.20%   $  227.6
  Commercial ...............      194.3       6.41%      242.2       6.73%      672.5       6.20%      692.3
  Consumer .................       15.0       8.03%       26.8       8.47%      387.9       5.32%      392.4

Mortgage-backed
 securities:
  Fixed rate ...............       48.9       3.58%       40.7       3.58%      507.8       3.58%      509.7
  Adjustable rate ..........        2.8       3.01%       30.2       3.01%      184.2       3.01%      183.5

Debt and equity
 securities ................         --         --          --         --        42.8       2.40%       43.0

Other ......................         --         --          --         --       112.5       4.40%      112.5

Total interest                 --------               --------               --------               --------
 earning assets ............   $  271.2       5.96%   $  545.0       6.16%   $2,126.9       4.97%   $2,161.0
                               ========               ========               ========               ========

Interest bearing liabilities

Deposits:
  NOW accounts .............   $    8.4       0.15%   $   13.7       0.15%   $  101.5       0.15%   $   98.6
  Passbooks ................        7.1       0.25%       51.8       0.25%       99.5       0.25%       95.1
  Money market .............        0.6       0.69%        0.7       0.69%      365.8       0.69%      365.3
  Certificates .............       19.8       4.37%        0.2       8.45%      681.0       3.27%      695.6

Borrowings
  Fixed rate ...............       75.0       5.95%         --         --       551.4       4.92%      603.9
  Adjustable rate ..........         --         --          --         --       128.6       1.03%      128.6

Total interest                 --------               --------               --------               --------
 bearing liabilities .......   $  110.9       4.84%   $   66.4       0.25%   $1,927.8       2.78%   $1,987.1
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

ITEM 4. CONTROLS AND PROCEDURES

      An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

                                                                     NUMBER OF VOTES
                                                ----------------------------------------------------------
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

ITEM 5. OTHER INFORMATION

      On April 25, 2003, the Company announced the declaration of a dividend of $0.20 per share on the Company's common stock for the quarter ended March 31, 2003. The dividend is payable on May 20, 2003 to shareholders of record as of May 12, 2003. This will be the 31st consecutive cash dividend payment since the Company became publicly-held in June 1993.

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

(6)   Filed herewith.

(b) Form 8-K

      On April 25, 2003, the Company filed a Current Report on Form 8-K to announce its second quarter earnings and quarterly dividend.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ST. FRANCIS CAPITAL CORPORATION


Dated:May 15, 2003                     By: /s/ Jon D. Sorenson
                                          ------------------------------------
                                               Jon D. Sorenson
                                            Chief Financial Officer

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


Date: May 15, 2003                     /s/ Thomas R. Perz
                                       ---------------------------------------
                                       Thomas R. Perz, Chairman of the
                                       Board, President and Chief
                                       Executive Officer

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


Date: May 15, 2003                  /s/ Jon D. Sorenson
                                    ---------------------------------------
                                    Jon D. Sorenson, Chief Financial
                                    Officer and Treasurer

                                  Exhibit Index

Exhibit No.     Description
  99.2          Certification of Chief Executive Officer and Chief Financial
                Officer under the Sarbanes-Oxley Act of 2002 (6)