Form 10-Q
period 2003-06-30
ST FRANCIS CAPITAL CORP
filed 2003-08-14
CIK 897941

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                               Yes    x       No
                                  ---------     ----------

         Indicate by check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act).

                               Yes    x       No
                                  ---------     ----------


         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 9,472,226 at July 31, 2003.

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

PART II - OTHER INFORMATION
---------------------------

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                               June 30,           September 30,
                                                                                 2003                 2002
                                                                             ------------         -------------
                                                                             (In thousands, except share data)
ASSETS
Cash and due from banks .............................................        $     42,005         $     43,515
Federal funds sold and overnight deposits ...........................               2,162                2,320
                                                                             ------------         ------------
Cash and cash equivalents ...........................................              44,167               45,835
                                                                             ------------         ------------
Assets available for sale, at fair value:
    Debt and equity securities ......................................              64,797               16,596
    Mortgage-backed and related securities ..........................             537,934              618,580
Mortgage loans held for sale, at lower of cost or market ............              83,139               65,006
Securities held to maturity, at amortized cost:
    Mortgage-backed and related securities (fair value of $92,015
    and $91,318, respectively) ......................................              91,236               90,246
Loans receivable, net ...............................................           1,215,263            1,257,466
Federal Home Loan Bank stock, at cost ...............................             110,943               90,784
Accrued interest receivable .........................................               7,862                9,398
Foreclosed properties ...............................................                 847                1,908
Real estate held for investment .....................................              31,650               32,803
Premises and equipment, net .........................................              30,874               29,824
Goodwill, net .......................................................              12,891               12,891
Receivable for securities sales .....................................                   -               48,089
Other assets ........................................................              22,738               19,691
                                                                             ------------         ------------
Total assets ........................................................        $  2,254,341         $  2,339,117
                                                                             ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits ............................................................        $  1,357,524         $  1,416,979
Short-term borrowings ...............................................             659,387              605,236
Long-term borrowings ................................................               8,380               36,827
Advances from borrowers for taxes and insurance .....................               6,965                9,886
Payable for securities purchases ....................................              11,308               71,544
Accrued interest payable and other liabilities ......................              16,799               19,564
                                                                             ------------         ------------
Total liabilities ...................................................           2,060,363            2,160,036
                                                                             ============         ============
Commitments and contingencies .......................................                   -                    -

Shareholders' equity:
Preferred stock $.01 par value:  Authorized, 6,000,000 shares;
    None issued .....................................................                   -                    -
Common stock $.01 par value:  Authorized 24,000,000 shares;
    Issued, 14,579,240 shares;
    Outstanding, 9,466,206 and 9,350,873 shares, respectively .......                 146                  146
Additional paid-in-capital ..........................................              89,846               89,324
Accumulated other comprehensive income ..............................               1,364                1,632
Treasury stock at cost (5,113,034 and 5,228,367 shares,
    respectively) ...................................................             (70,915)             (72,515)
Retained earnings, substantially restricted .........................             173,537              160,494
                                                                             ------------         ------------
Total shareholders' equity ..........................................             193,978              179,081
                                                                             ------------         ------------
Total liabilities and shareholders' equity ..........................        $  2,254,341         $  2,339,117
                                                                             ============         ============


      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                            Nine Months Ended                Three Months Ended
                                                                                 June 30,                          June 30,
                                                                        -------------------------         -------------------------
                                                                          2003             2002             2003             2002
                                                                        --------         --------         --------         --------
                                                                                   (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
     Loans .....................................................        $ 59,645         $ 66,327         $ 18,943         $ 21,524
     Mortgage-backed and related securities ....................          14,675           23,075            4,146            7,565
     Debt and equity securities ................................             687            1,365              401              734
     Federal funds sold and overnight deposits .................              20               38                5                3
     Federal Home Loan Bank stock ..............................           4,244            2,518            1,701              810
                                                                        --------         --------         --------         --------
Total interest and dividend income .............................          79,271           93,323           25,196           30,636
                                                                        --------         --------         --------         --------
INTEREST EXPENSE:
     Deposits ..................................................          20,020           28,465            6,033            8,309
     Advances and other borrowings .............................          22,580           23,189            7,402            7,940
                                                                        --------         --------         --------         --------
Total interest expense .........................................          42,600           51,654           13,435           16,249
                                                                        --------         --------         --------         --------
Net interest income before provision for loan losses ...........          36,671           41,669           11,761           14,387
Provision for loan losses ......................................             637            2,733               84              913
                                                                        --------         --------         --------         --------
Net interest income ............................................          36,034           38,936           11,677           13,474
                                                                        --------         --------         --------         --------
OTHER OPERATING INCOME, NET:
     Loan servicing and loan related fees ......................           4,865            2,957            1,640              849
     Mortgage servicing impairment .............................          (3,855)            (900)          (1,330)            (900)
     Depository fees and service charges .......................           5,548            4,155            2,331            1,383
     Securities gains ..........................................           2,645            1,056            1,301              322
     Gain on sales of loans ....................................          16,434            7,550            5,858            2,273
     Insurance, annuity and brokerage commissions ..............           1,193            1,208              358              397
     Gain (loss) on foreclosed properties ......................              (8)              53              (67)              28
     Income from real estate held for investment ...............           2,714            2,331              925              782
     Other income ..............................................             378              618               43              151
                                                                        --------         --------         --------         --------
Total other operating income, net ..............................          29,914           19,028           11,059            5,285
                                                                        --------         --------         --------         --------
GENERAL AND ADMINISTRATIVE EXPENSES:
     Compensation and other employee benefits ..................          22,964           20,222            7,589            6,528
     Occupancy expenses, including depreciation ................           3,843            3,658            1,306            1,260
     Furniture and equipment, including depreciation ...........           3,106            2,926            1,034              976
     Real estate held for investment expenses ..................           2,884            2,255            1,072              702
     Telephone and postage .....................................           1,364            1,263              444              424
     Data processing ...........................................             733            1,307              222              428
     Other general and administrative expenses .................           4,354            4,191            1,670            1,594
                                                                        --------         --------         --------         --------
Total general and administrative expenses ......................          39,248           35,822           13,337           11,912
                                                                        --------         --------         --------         --------
Income before income tax expense ...............................          26,700           22,142            9,399            6,847
Income tax expense .............................................           7,809            6,157            2,878            1,783
                                                                        --------         --------         --------         --------
Net income .....................................................        $ 18,891         $ 15,985         $  6,521         $  5,064
                                                                        ========         ========         ========         ========


Basic earnings per share .......................................        $   2.01         $   1.73         $   0.69         $   0.55
                                                                        ========         ========         ========         ========

Diluted earnings per share .....................................        $   1.92         $   1.65         $   0.66         $   0.52
                                                                        ========         ========         ========         ========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                  ST. FRANCIS CAPITAL CORPORATION & SUBSIDIARY
         Consolidated Statements of Changes in Shareholders' Equity and
                              Comprehensive Income
                                   (Unaudited)

                                            Shares of                                         Accumulated
                                             Common                   Additional                  Other
                                              Stock       Common       Paid-In     Retained  Comprehensive    Treasury
                                           Outstanding     Stock       Capital     Earnings       Income       Stock        Total
                                           -----------------------------------------------------------------------------------------
                                                  (In thousands, except Shares of Common Stock Outstanding and per share data)
Nine-months ended June 30, 2002
Balance at September 30, 2001 ...........   9,208,244   $      146   $   88,826   $  144,630   $    1,137   $  (74,264)  $  160,475
Comprehensive income:
  Net income ............................           -            -            -       15,985            -            -       15,985
  Change in unrealized gain on securities
     available for sale .................           -            -            -            -        2,018            -        2,018
  Reclassification adjustment for gains
     realized in net income .............           -            -            -            -       (1,056)           -       (1,056)
  Income taxes ..........................           -            -            -            -         (283)           -         (283)
                                                                                                                         -----------
Comprehensive income ....................                                                                                    16,664

Cash dividend - $0.45 per share .........           -            -            -       (4,156)           -            -       (4,156)
Purchase of treasury stock ..............     (32,479)           -            -            -            -         (679)        (679)
Exercise of stock options, net ..........     166,588            -          483         (450)           -        2,310        2,343
                                            ----------  ----------   ----------   -----------  -----------  -----------  -----------
Balance at June 30, 2002 ................   9,342,353   $      146   $   89,309   $  156,009   $    1,816   $  (72,633)  $  174,647
                                            ==========  ==========   ==========   ===========  ===========  ===========  ===========

Nine-months ended June 30, 2003
Balance at September 30, 2002 ...........   9,350,873   $      146   $   89,324   $  160,494   $    1,632   $  (72,515)  $  179,081

Comprehensive income:
  Net income ............................           -            -            -       18,891            -            -       18,891

  Change in unrealized gain on securities
     available for sale .................           -            -            -            -        2,116            -        2,116
  Reclassification adjustment for gains
     realized in net income .............           -            -            -            -       (2,645)           -       (2,645)
  Income taxes ..........................           -            -            -            -          261            -          261
                                                                                                                         -----------
Comprehensive income ....................                                                                                    18,623

Cash dividend - $0.60 per share .........           -            -            -       (5,633)           -            -       (5,633)
Exercise of stock options, net ..........     115,333            -          522         (215)           -        1,600        1,907
                                            ----------  ----------   ----------   -----------  -----------  -----------  -----------
Balance at June 30, 2003 ................   9,466,206   $      146   $   89,846   $  173,537   $    1,364   $  (70,915)  $  193,978
                                            ==========  ==========   ==========   ===========  ===========  ===========  ===========



      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                                           Nine-Months ended
                                                                                                                June 30,
                                                                                                     -------------------------------
                                                                                                         2003                2002
                                                                                                     ------------       ------------
                                                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................................................       $    18,891        $    15,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for loan losses ..............................................................               637              2,733
      Depreciation, accretion and amortization ...............................................            11,659              6,393
      Deferred income taxes ..................................................................             1,854               (663)
      Securities gains .......................................................................            (2,645)            (1,056)
      Impairment write-down on mortgage servicing rights .....................................             3,855                900
      Originations of loans held for sale ....................................................        (1,036,790)          (556,399)
      Proceeds from sales of loans held for sale .............................................         1,035,091            550,441
      Gain on sale of loans ..................................................................           (16,434)            (7,550)
      Stock dividends received on Federal Home Loan Bank stock ...............................            (5,159)            (2,283)
      Other, net .............................................................................           (16,165)           (11,122)
                                                                                                     ------------       ------------
Net cash used in operating activities ........................................................            (5,206)            (2,621)
                                                                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of mortgage-backed and related securities held to maturity .....................           (64,430)           (58,684)
    Principal repayments on mortgage-backed and related securities held to maturity ..........            63,640             49,941
    Purchases of mortgage-backed and related securities available for sale ...................          (868,859)          (238,144)
    Proceeds from sales of mortgage-backed securities available for sale .....................           443,595             85,517
    Principal repayments on mortgage-backed securities available for sale ....................           492,997            198,560
    Purchases of debt and equity securities available for sale ...............................           (93,551)           (61,264)
    Proceeds from sales of debt and equity securities available for sale .....................            30,591             12,321
    Proceeds from maturities of debt and equity securities available for sale ................            14,997             35,006
    Purchases of Federal Home Loan Bank stock ................................................           (15,000)                 -
    Purchase of loans ........................................................................          (451,108)          (232,599)
    Decrease in loans, net of loans held for sale ............................................           492,024            205,857
    Increase in real estate held for investment ..............................................               (90)            (6,583)
    Proceeds from sale of foreclosed properties ..............................................             2,432                  -
    Purchases of premises and equipment, net .................................................            (3,102)            (2,860)
                                                                                                     ------------       ------------
Net cash provided by (used in) investing activities ..........................................            43,936            (12,932)
                                                                                                     ============       ============


      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Cash Flow, cont.
                                   (Unaudited)

                                                                                                           Nine-Months ended
                                                                                                                June 30,
                                                                                                     -------------------------------
                                                                                                         2003                2002
                                                                                                     ------------       ------------
                                                                                                             (In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits ...........................................................                 (59,455)           (52,934)
    Proceeds from advances and other borrowings ........................................                 379,846            172,062
    Repayments on advances and other borrowings ........................................                (389,262)          (151,337)
    Increase in securities sold under agreements to repurchase .........................                  35,120             60,645
    Decrease in advances from borrowers for taxes and insurance ........................                  (2,921)            (3,431)
    Dividends paid .....................................................................                  (5,633)            (4,156)
    Stock option transactions ..........................................................                   1,907              2,343
    Purchase of treasury stock .........................................................                       -               (679)
                                                                                                     ------------       ------------
Net cash provided by (used in) financing activities ....................................                 (40,398)            22,513
                                                                                                     ------------       ------------

Increase (decrease) in cash and cash equivalents .......................................                  (1,668)             6,960


Cash and cash equivalents:
         Beginning of period ...........................................................                  45,835             38,100
                                                                                                     ------------       ------------
         End of period .................................................................             $    44,167        $    45,060
                                                                                                     ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest ......................................................................             $    42,950        $    53,262

         Income taxes ..................................................................                   4,001              8,513

Supplemental schedule of noncash investing and financing activities:

The following summarizes significant noncash investing and financing activities:

         Transfer from loans to foreclosed properties ..................................             $     1,287        $     1,559
         Transfer of mortgage loans to mortgage loans held for sale ....................                  47,840             75,750

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements


(1)   Principles of Consolidation

         The consolidated financial statements include the accounts and balances of St. Francis Capital Corporation (the "Company"), its wholly owned subsidiary, St. Francis Bank, F.S.B. (the "Bank"), and the Bank's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)   Basis of Presentation

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the nine and three-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

         Certain previously reported balances have been reclassified to conform with current year presentation.

(3)   Merger with MAF Bancorp, Inc.

         On May 21, 2003, St. Francis Capital Corporation and MAF Bancorp, Inc. ("MAF") announced that MAF has agreed to acquire the Company in an all-stock transaction with a fixed exchange ratio. Based on the closing price of MAF's common stock on June 30, 2003, the transaction is valued at approximately $294 million. Pursuant to a definitive agreement between the two companies, the Company will merge into MAF, with MAF to be the surviving corporation. As a result of the merger, each issued and outstanding share of St. Francis Capital Corporation common stock will be converted into the right to receive 0.79 shares of MAF common stock. The transaction is subject to regulatory approvals and approval by the holders of a majority of MAF's common stock and the holders of a majority of the Company's common stock. The proposed merger is expected to be completed in the fourth quarter of 2003.


(4)   Commitments and Contingencies

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements, continued

         The contractual or notional amounts of off-balance sheet financial instruments are as follows:

                                                                                  Contractual or Notional Amount(s)
                                                                                 June 30,                September 30,
                                                                                   2003                      2002
                                                                               ------------              -------------
                                                                                           (In thousands)
             Commitments to extend credit:
                 Fixed-rate loans.....................................         $  55,951                   $  69,156
                 Variable-rate loans..................................            35,268                      41,824
             Mortgage loans sold with recourse........................            30,289                      12,334
             Guarantees under IRB issues..............................            29,525                      28,675
             Standby letters of credit................................             9,840                       7,906
             Unused and open-ended lines of credit:
               Consumer..............................................            296,648                     273,704
               Commercial.............................................            63,576                      66,411


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 45 days or less or other termination clauses and may require a fee. Fixed rate loan commitments as of June 30, 2003 have interest rates ranging from 4.25% to 7.875%. Because some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent cash requirements. The Company evaluates the creditworthiness of each customer on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. The Company generally extends credit on a secured basis. Collateral obtained consists primarily of one- to four-family residences and other residential and commercial real estate and commercial business assets.

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

         The Company has entered into agreements whereby, for an initial and annual fee, it will guarantee payment on letters of credit backing industrial revenue bond issues ("IRB"). The IRBs are issued by municipalities to finance real estate owned by a third party. Potential loss on a guarantee is the notional amount of the guarantee less the value of the real estate collateral. At June 30, 2003, appraised values of the real estate collateral exceeded the amount of the guarantees.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



(5)   Securities

         The Company's securities available for sale and held to maturity at June 30, 2003 were as follows:

                                                                                      SECURITIES AVAILABLE FOR SALE
                                                                       ----------------------------------------------------------
                                                                                         Gross            Gross
                                                                        Amortized      Unrealized       Unrealized         Fair
                                                                          Cost            Gains          (Losses)         Value
                                                                       ----------      ----------       ----------       --------
                                                                                             (In thousands)
       DEBT AND EQUITY SECURITIES:
        U.S. Treasury obligations and obligations of
            U.S. Government Agencies ............................      $  64,001       $      299       $        -       $ 64,300
        Marketable equity securities ............................            497                -                -            497
                                                                       ---------       ----------       ----------       --------
       TOTAL DEBT AND EQUITY SECURITIES .........................      $  64,498       $      299       $        -       $ 64,797
                                                                       =========       ==========       ==========       ========
       MORTGAGE-BACKED & RELATED SECURITIES:
        Participation certificates:
          FNMA ..................................................      $  69,917       $      162       $     (193)      $ 69,886
          Private issue .........................................        135,642            1,200              (86)       136,756
        REMICs:
          GNMA ..................................................            779                -              (52)           727
          FNMA ..................................................         92,277            1,014                -         93,291
          FHLMC .................................................         81,569              163             (329)        81,403
          Private issue .........................................        155,929              688             (782)       155,835
        CMO residual ............................................             36                -                -             36
                                                                       ---------       ----------       ----------       --------
       TOTAL MORTGAGE-BACKED AND RELATED SECURITIES .............      $ 536,149       $    3,227       $   (1,442)      $537,934
                                                                       =========       ==========       ==========       ========

                                                                                       SECURITIES HELD TO MATURITY
                                                                       ----------------------------------------------------------
                                                                                          Gross            Gross
                                                                       Amortized        Unrealized       Unrealized        Fair
                                                                         Cost             Gains           (Losses)        Value
                                                                       ---------        ----------       ----------      --------
                                                                                             (In thousands)
       MORTGAGE-BACKED & RELATED SECURITIES:
        Participation certificates:
          GNMA ..................................................      $   3,755       $       188      $        -       $  3,943
        REMICs:
          FHLMC .................................................         24,749               356               -         25,105
          FNMA ..................................................         18,219               195              (7)        18,407
          Private issue .........................................         44,513                62             (15)        44,560
                                                                       ---------       -----------      ----------       --------
        TOTAL MORTGAGE-BACKED AND RELATED SECURITIES ............      $  91,236       $       801      $      (22)      $ 92,015
                                                                       =========       ===========      ==========       ========


         During the nine-month periods ended June 30, 2003 and 2002, gross proceeds from the sale of securities available for sale totaled approximately $474.2 million and $97.8 million, respectively. The gross realized gains on such sales totaled approximately $2.1 million and $1.0 million for the nine-month periods ended June 30, 2003 and 2002, respectively. The gross realized losses on such sales totaled approximately $75,000 and $50,000 for the nine-month periods ended June 30, 2003 and 2002, respectively.

         During the three-month periods ended June 30, 2003 and 2002, gross proceeds from the sale of securities available for sale totaled approximately $221.6 million and $53.9 million, respectively. The gross realized gains on such sales totaled approximately $1.1 million and $312,000 for the three-month periods ended June 30, 2003 and 2002, respectively. The

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


         gross realized losses on such sales totaled approximately $5,000 and $48,000 for the three-month periods ended June 30, 2003 and 2002, respectively.

         At June 30, 2003, $354.7 million of mortgage-related securities were pledged as collateral for Federal Home Loan Bank ("FHLB") advances.

(6)   Loans

         Loans receivable are summarized as follows:

                                                                                               June 30,         September 30,
                                                                                                 2003                2002
        ----------------------------------------------------------------------------------------------------------------------
                                                                                                     (In thousands)
         First mortgage -- one- to four-family ....................................            $  225,779         $  251,702
         First mortgage -- residential construction ...............................                58,689             62,973
         First mortgage -- multi-family ...........................................               155,024            158,320
         Commercial real estate ...................................................               397,891            395,473
         Home equity ..............................................................               309,670            276,437
         Commercial ...............................................................               125,366            148,716
         Consumer secured by real estate ..........................................                49,281             56,231
         Interim financing and consumer loans .....................................                31,875             25,055
         Indirect auto ............................................................                 1,894              5,598
         Education ................................................................                 1,842                917
                                                                                               ----------         ----------
             Total gross loans ....................................................             1,357,311          1,381,422
                                                                                               ----------         ----------
         Less:
             Loans in process .....................................................                44,155             43,644
             Unearned insurance premiums ..........................................                    51                 86
             Deferred loan and guarantee fees .....................................                   243                607
             Purchased loan discount ..............................................                   288                401
             Allowance for loan losses ............................................                14,172             14,212
                                                                                               ----------         ----------
             Total deductions .....................................................                58,909             58,950
                                                                                               ----------         ----------
         Total loans receivable ...................................................             1,298,402          1,322,472
         Less: First mortgage loans held for sale .................................                83,139             65,006
                                                                                               ----------         ----------
         Loans receivable, net ....................................................            $1,215,263         $1,257,466
                                                                                               ==========         ==========

                ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



(7)   Allowance For Loan Losses

         Activity in the allowance for loan losses is summarized as follows:

                                                              Nine-months ended               Three-months ended
                                                                   June 30,                         June 30,
                                                         ---------------------------      ---------------------------
                                                           2003              2002           2003              2002
                                                         ---------        ----------      ---------         ---------
                                                                                  (In thousands)
Beginning balance ..........................             $  14,212        $   11,686      $  14,265         $  13,135
Charge-offs:
  Real estate -- mortgage ..................                    (5)              (23)             -                 -
  Commercial loans .........................                  (324)             (137)           (71)              (27)
  Home equity loans ........................                   (96)               (2)           (56)                -
  Consumer .................................                  (293)             (454)           (58)             (122)
                                                         ---------        ----------      ---------         ---------
Total charge-offs ..........................                  (718)             (616)          (185)             (149)
                                                         ---------        ----------      ---------         ---------
Recoveries:
  Real estate - mortgage ...................                     -                18              -                 -
  Commercial loans .........................                    15                64              -                 -
  Home equity loans ........................                     2                 2              1                 1
  Consumer .................................                    24                18              7                 5
                                                         ---------        ----------      ---------         ---------
Total recoveries ...........................                    41               102              8                 6
                                                         ---------        ----------      ---------         ---------
Net charge-offs ............................                  (677)             (514)          (177)             (143)
                                                         ---------        ----------      ---------         ---------
Provision ..................................                   637             2,733             84               913
                                                         ---------        ----------      ---------         ---------
Ending balance .............................             $  14,172        $   13,905      $  14,172         $  13,905
                                                         =========        ==========      =========         =========

(8)   Earnings Per Share


         Basic earnings per share of common stock for the nine-and three-month periods ended June 30, 2003 and 2002, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock for the nine and three-month periods ended June 30, 2003 and 2002, have been determined by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period adjusted for the dilutive effect of outstanding stock options. Book value per share of common stock at June 30, 2003 and September 30, 2002, have been determined by dividing total shareholders' equity by the number of shares of common stock outstanding at period end adjusted for the dilutive effect of outstanding stock options at the respective dates. Stock options are regarded as potential common stock and are, therefore, considered in per share calculations if not considered to be antidilutive.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued


     The computation of earnings per common share is as follows:

                                                                             Nine-months ended              Three-months ended
                                                                                 June 30,                        June 30,
                                                                       ----------------------------    ----------------------------
                                                                           2003            2002            2003            2002
                                                                       ------------    ------------    ------------    ------------
  Net income for the period ........................................   $ 18,891,000    $ 15,985,000    $  6,521,000    $  5,064,000
                                                                       ============    ============    ============    ============

  Common shares issued .............................................     14,579,240      14,579,240      14,579,240      14,579,240
  Weighted average treasury shares .................................      5,188,233       5,346,185       5,158,975       5,288,235
                                                                       ------------    ------------    ------------    ------------
  Weighted average common shares
      outstanding during the period ................................      9,391,007       9,233,055       9,420,265       9,291,005
  Effect of dilutive stock options outstanding .....................        457,926         471,361         506,855         494,802
                                                                       ------------    ------------    ------------    ------------
  Diluted weighted average common shares
      outstanding during the period ................................      9,848,933       9,704,416       9,927,120       9,785,807
                                                                       ============    ============    ============    ============

                                                                       ------------    ------------    ------------    ------------
  Basic earnings per share .........................................   $       2.01    $       1.73    $       0.69    $       0.55
                                                                       ============    ============    ============    ============

                                                                       ------------    ------------    ------------    ------------
  Diluted earnings per share .......................................   $       1.92    $       1.65    $       0.66    $       0.52
                                                                       ============    ============    ============    ============

The computation of book value per common share is as follows:

                                                                                     June 30,               September 30,
                                                                                       2003                     2002
                                                                                   ------------             -------------
 Common shares outstanding at the end of the period ................                  9,466,206                 9,350,873
 Incremental shares relating to dilutive stock
    options outstanding at the end of the period ...................                    566,386                   427,745
                                                                                   ------------             -------------
                                                                                     10,032,592                 9,778,618
                                                                                   ============             =============
 Total shareholders' equity at the end of the period ...............               $193,978,000             $ 179,081,000

 Book value per common share .......................................               $      19.33             $       18.31

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



(9)   Stock Option Plans

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

         At June 30, 2003, 62,930 shares were reserved for future grants. Further information concerning the options is as follows:

                                                                            Nine-months ended June 30,
                                                         ----------------------------------------------------------------
                                                                   2003                                    2002
                                                         ----------------------------------------------------------------
                                                                          Weighted                            Weighted
                                                                          Average                             Average
                                                         Options       Exercise Price        Options       Exercise Price
                                                         ----------------------------------------------------------------
           Outstanding at beginning of period ......     1,428,508      $        16.12      1,614,898      $        15.74
           Granted .................................             -                   -              -                   -
           Canceled ................................        (2,280)              18.88        (11,302)              17.03
           Exercised ...............................      (115,333)              11.61       (166,588)              12.32
                                                         ----------     --------------      ----------     --------------
           Outstanding at end of period ............     1,310,895      $        16.51      1,437,008      $        16.12
                                                         ==========     ==============      ==========     ==============

           Options exercisable .....................     1,038,336      $8.38 -- 22.00        954,998      $5.00 -- 22.00
                                                         ==========     ==============      ==========     ==============


          For purposes of providing the pro forma disclosures required under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123," ("SFAS No. 148") the fair value of stock options granted was estimated using the Black-Scholes option pricing model. There were no options granted during the nine and three-month periods ended June 30, 2003 and 2002.

          Had compensation cost for the Company's stock-based plans been determined in accordance with SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts indicated below. This pro forma net income reflects only options granted in the fiscal years 1997 through June 30, 2003. Therefore, the full impact of calculating compensation cost under SFAS No. 148 is not reflected in the pro-forma net income and earnings per share amounts.

                                                                      Nine-months ended            Three-months ended
                                                                           June 30,                     June 30,
                                                                 -------------------------------------------------------
                                                                    2003            2002           2003          2002
                                                                 -------------------------------------------------------
          Net income as reported ...........................     $18,891,000     $15,985,000    $6,521,000    $5,064,000
          Deduct stock based compensation, net of tax, that
            would have been reported if the fair value based
            method had been applied ........................        (311,000)       (503,000)     (104,000)     (168,000)
                                                                 -------------------------------------------------------
          Pro forma net income .............................     $18,580,000     $15,482,000    $6,417,000    $4,896,000
                                                                 =======================================================
          Basic earnings per share        As reported ........   $      2.01     $      1.73    $     0.69    $     0.55
                                          Pro forma ..........   $      1.98     $      1.68    $     0.68    $     0.53


          Diluted earnings per share      As reported ........   $      1.92     $      1.65    $     0.66    $     0.52
                                          Pro forma ..........   $      1.89     $      1.60    $     0.65    $     0.50


                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued



(10)  Income Taxes

          Actual income tax expense differs from the "expected" income tax expense computed by applying the statutory Federal corporate tax rate to income before income tax expense, as follows:

                                                                           Nine-months ended             Three-months ended
                                                                                June 30,                      June 30,
                                                                        -------------------------     -------------------------
                                                                           2003           2002           2003           2002
                                                                        ----------     ----------     ----------     ----------
                                                                                            (In thousands)
          Federal income tax expense at statutory rate of 35% .....     $    9,345     $    7,750     $    3,289     $    2,497
          State income taxes, net of Federal income tax benefit ...            984            624            354            182
          Tax exempt interest .....................................            (18)           (50)            (1)           (16)
          ESOP dividend deduction .................................           (282)             -            (94)             -
          Affordable housing credits ..............................         (2,295)        (1,956)          (758)          (652)
          Nondeductible acquisition costs .........................             88              -             88              -
          Other, net ..............................................            (13)          (211)             -           (228)
                                                                        ----------     ----------     ----------     ----------
                                                                        $    7,809     $    6,157     $    2,878     $    1,783
                                                                        ==========     ==========     ==========     ==========

(11)  Derivative and Hedging Activities

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

         The Company utilizes interest rate swaps to hedge the fair value of brokered certificates of deposit ("CDs"). The interest rate swaps that hedge brokered CDs are matched with the CD as to final maturity, interest payment dates and call features. The interest rate swaps are a floating pay-fixed receive instrument and as such, they convert the fixed rate payment on the brokered CDs to a floating rate and thus hedge the fair value of the brokered CDs from changes in interest rates. At June 30, 2003 and September 30, 2002, the Company did not have any interest rate swaps outstanding.

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

(12)  Current Accounting Developments

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

         The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure requirements are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

         The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard is not expected to materially affect the results of operations or financial position of the Company.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. Adoption of this Interpretation is not expected to materially affect the results of operations or financial position of the Company.

(13)  Segment Information

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

        -----------------------------------------------------------------------------------------------------------------------
        BUSINESS SEGMENTS                               Retail        Commercial       Mortgage                       Total
                                                        Banking        Banking          Banking     Investments      Segments
        -----------------------------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
        NINE-MONTHS ENDED JUNE 30, 2003
        Net interest income ...................       $   10,764     $   20,750       $    7,282    $   (5,728)     $   33,068
        Provision for loan losses .............              153            145              339             -             637
        Other operating income ................            7,647          1,367           12,505         2,644          24,163
        General and administrative expenses ...           17,892          2,867            4,938           597          26,294
        Income taxes (benefit) ................              126          6,561            5,098        (1,264)         10,521
                                                      -------------------------------------------------------------------------
        Segment profit (loss) .................       $      241     $   12,544       $    9,411    $   (2,417)     $   19,778
                                                      =========================================================================

        Segment average assets ................       $  382,958     $  679,137       $  233,670    $  757,935      $2,053,700
                                                      =========================================================================
        NINE-MONTHS ENDED JUNE 30, 2002
        Net interest income ...................       $   11,193     $   18,558       $    7,187    $   (1,341)     $   35,597
        Provision for loan losses .............            1,134          1,476              123             -           2,733
        Other operating income ................            6,258            812            6,485         1,056          14,611
        General and administrative expenses ...           17,011          2,555            3,902           592          24,060
        Income taxes (benefit) ................             (236)         5,225            3,297          (299)          7,987
                                                      -------------------------------------------------------------------------
        Segment profit (loss) .................       $     (458)    $   10,114       $    6,349    $     (578)     $   15,428
                                                      =========================================================================

        Segment average assets ................       $  338,481     $  664,510       $  276,696    $  775,008      $2,054,695
                                                      =========================================================================
        THREE-MONTHS ENDED JUNE 30, 2003
        Net interest income ...................       $    3,431     $    6,771       $    2,342    $   (1,961)     $   10,584
        Provision for loan losses .............                -              -               84             -              84
        Other operating income ................            2,995            362            4,446         1,300           9,103
        General and administrative expenses ...            5,943            963            1,574           190           8,670
        Income taxes (benefit) ................              166          2,131            1,799          (295)          3,801
                                                      -------------------------------------------------------------------------
        Segment profit(loss) ..................       $      318     $    4,039       $    3,330    $     (556)     $    7,132
                                                      =========================================================================

        Segment average assets ................       $  390,816     $  674,867       $  212,082    $  753,449      $2,031,214
                                                      =========================================================================
        THREE-MONTHS ENDED JUNE 30, 2002
        Net interest income ...................       $    3,821     $    6,747       $    2,389    $     (134)     $   12,823
        Provision for loan losses .............              378            492               43             -             913
        Other operating income ................            2,022            195            1,258           322           3,796
        General and administrative expenses ...            5,773            838            1,163           179           7,952
        Income taxes (benefit) ................             (102)         1,845              787             9           2,539
                                                      -------------------------------------------------------------------------
        Segment profit(loss) ..................       $     (206)    $    3,767       $    1,654    $        -      $    5,215
                                                      =========================================================================

        Segment average assets ................       $  349,151     $  689,680       $  250,990    $  787,850      $2,077,671
                                                      =========================================================================

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

    RECONCILEMENT OF SEGMENT INFORMATION TO FINANCIAL STATEMENTS
                                                               Nine-months ended June 30,       Three-months ended June 30,
                                                                  2003            2002             2003            2002
                                                           ------------------------------------------------------------------
                                                                                     (In thousands)
    NET INTEREST INCOME AND OTHER OPERATING INCOME
    Total for segments ...............................      $    57,231       $    50,208       $    19,687       $    16,619
    Unallocated transfer pricing credit (primarily on
       capital) ......................................            4,127             7,244             1,285             1,841

    Income from affordable housing subsidiary ........            2,714             2,331               925               782
    Holding company interest expense .................             (221)             (701)              (51)             (158)
    Elimination of intercompany interest income ......             (920)             (789)             (260)             (251)
    Other ............................................            3,654             2,405             1,234               839
                                                           ------------------------------------------------------------------
    Consolidated total revenue .......................      $    66,585       $    60,697       $    22,820       $    19,672
                                                           ==================================================================

    PROFIT
    Total for segments ...............................      $    19,778       $    15,428       $     7,131       $     5,215
    Unallocated transfer pricing credit (primarily on
       capital).......................................            2,476             4,346               772             1,104
    Unallocated administrative and centralized support
       costs (a) .....................................           (3,882)           (4,231)           (1,301)           (1,366)
    Holding company net loss .........................             (866)             (899)             (439)             (318)
    Elimination of intercompany interest income ......             (552)             (473)             (156)             (151)
    Affordable housing tax credits ...................            2,295             1,956               758               652
    Other ............................................             (359)             (142)             (243)              (72)
                                                           ------------------------------------------------------------------
    Consolidated net income ..........................      $    18,891       $    15,985       $     6,521       $     5,064
                                                           ==================================================================
    AVERAGE ASSETS
    Total for segments ...............................      $ 2,053,700       $ 2,054,695       $ 2,031,214       $ 2,077,671
    Elimination of intercompany loans ................          (16,429)          (14,692)          (15,923)          (16,184)
    Other assets not allocated .......................          202,455           155,664           213,047           166,658
                                                           ------------------------------------------------------------------
    Consolidated average assets ......................      $ 2,239,726       $ 2,195,667       $ 2,228,338       $ 2,228,145
                                                           ==================================================================

---------------------

     (a) After-tax effect of $6.5 million and $7.1 million of general and administrative expenses for the nine-month periods ended June 30, 2003 and 2002, respectively. After-tax effect of $2.2 million and $2.3 million of general and administrative expenses for the three-month periods ended June 30, 2003 and 2002, respectively.

(14)  Goodwill and Intangible Assets

       Effective October 1, 2002, the Company adopted Financial Accounting Statement 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As required under SFAS No. 142, the Company discontinued the amortization of goodwill with a net carrying value of $12.9 million at October 1, 2001 and annual amortization of approximately $1.2 million that resulted from business combinations prior to the adoption of SFAS No. 142. The Company evaluates goodwill for impairment at least annually. Impairment testing of goodwill was completed as of October 1, 2002 and resulted in no impairment, therefore, goodwill has a net carrying value of $12.9 million at June 30, 2003.

       In addition to goodwill, the Company's other intangible assets consist of mortgage servicing rights and other intangible assets from business combinations which are included in other assets on the consolidated balance sheet. Mortgage servicing rights are not subject to SFAS No. 142 but rather, are amortized over their expected life and subject to periodic impairment testing. The results for the nine-and three-month periods ended June 30, 2003 include charges of $3.9 million and $1.3 million, respectively, related to an impairment write-down of the Company's mortgage servicing rights. The write-down was the result of an increase in forecasted prepayment speeds, which resulted primarily from the current lower interest rate environment. At June 30, 2003 and September 30, 2002 the valuation reserve totaled $7.0 million and $3.1 million, respectively. The Company's other intangible assets resulted from the purchase of deposits. This acquisition did not meet the definition of a business combination under SFAS No. 147, "Acquisitions of Certain Financial Institutions," therefore, it is not required to be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Changes in the carrying value of capitalized mortgage servicing rights are summarized as follows:

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
         Notes to Unaudited Consolidated Financial Statements, continued

                                                                               As of and for the      As of and for
                                                                                9 months ended       the year ended
                                                                                   June 30,           September 30,
                                                                                     2003                 2002
                                                                               -----------------     --------------
                                                                                          (In thousands)
Mortgage servicing rights, balance at beginning of period .................        $    6,145         $    6,287
    Servicing rights capitalized ..........................................             6,125              4,926
    Amortization of servicing rights ......................................            (2,010)            (1,968)
    Impairment of servicing rights ........................................            (3,855)            (3,100)
                                                                                   ----------         ----------
Mortgage servicing rights, balance at end of period .......................        $    6,405         $    6,145
                                                                                   ==========         ==========

Mortgage servicing rights, market value ...................................        $    6,426         $    6,496
                                                                                   ==========         ==========

Intangible assets from business combinations, carrying and market value ...        $      426         $      460
                                                                                   ==========         ==========

         Amortization expense for the mortgage servicing rights asset are based on assumptions made during each reporting period. Such assumptions include, but are not limited to, the current level of interest rates and the forecast prepayment speeds as estimated by major mortgage dealers. Actual amortization expense is also affected by the amount of loans sold with servicing retained. At June 30, 2003, the Company services $869.3 million in mortgage loans for others, compared to $768.7 million at September 30, 2002. Intangible assets from business combinations are amortized on a straight-line method.

         Actual amortization expense is as follows:

                                                                                 Nine-months ended         Three-months ended
                                                                                      June 30,                   June 30,
                                                                                 ---------------------------------------------
                                                                                   2003      2002            2003       2002
                                                                                 --------  --------        --------   --------
                                                                                                (In thousands)
         Amortization of mortgage servicing rights ........................      $ 2,010   $  1,452        $   750    $   513
         Amortization of intangible assets from business combinations .....           34          -             12          -

         The following table shows the future estimated amortization expense for originated mortgage servicing rights based on existing balances and the interest rate environment as of June 30, 2003. The Company's actual amortization expense in any given period may be significantly different from the estimated amounts displayed depending on changes in mortgage interest rates, estimated prepayment speeds, additional recognition of servicing on loans sold in the future and market conditions.

         Estimated future amortization expense:                                         Amount
         -----------------------------------------------------------------------------------------
                                                                                    (In thousands)
         Three-months ended September 30, 2003 ............................           $    753
         For the year ended September 30, 2004 ............................              2,347
         For the year ended September 30, 2005 ............................              1,091
         For the year ended September 30, 2006 ............................                690
         For the year ended September 30, 2007 ............................                435
         For the year ended September 30, 2008 and thereafter .............              1,088

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


FINANCIAL CONDITION

The Company's total assets at June 30, 2003 were $2.25 billion, a decrease of $85 million from $2.34 billion at September 30, 2002. Loans receivable, including mortgage loans held for sale, decreased $24.1 million from September 30, 2002 as declines in one- to four-family and commercial loans were partially offset by increases in home equity loans. Total capital increased to $194.0 million at June 30, 2003 compared with $179.1 million at September 30, 2002. The Company's ratio of shareholders' equity to total assets was 8.60% at June 30, 2003, compared to 7.66% at September 30, 2002. The Company's book value per share was $19.33 at June 30, 2003, compared to $18.31 at September 30, 2002.

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

Loans receivable, including mortgage loans held for sale, decreased $24.1 million to $1.30 billion at June 30, 2003 from $1.32 billion at September 30, 2002. During the nine-month period ended June 30, 2003, one- to four-family loans decreased $30.2 million, commercial loans decreased $23.4 million, multi-family mortgage loans decreased $3.3 million and consumer and interim financing loans decreased $2.9 million, offset by an increase of $33.3 million in home equity loans and an increase of $2.4 million in commercial real estate loans. The Company's one- to four-family mortgage loan portfolio has a significant level of adjustable-rate loans and during periods of declining or generally low interest rates, the customers generally convert adjustable-rate loans to fixed-rate loans. However, fixed-rate loans are generally sold in the secondary market and are not maintained on the Company's balance sheet. The commercial loan portfolio has decreased due to a reduction in the Company's syndicated loan credits.

For the nine-month period ended June 30, 2003, the Company originated approximately $1.06 billion in loans, as compared to $785.2 million for the same period in the prior year. Of the $1.06 billion in loans originated, $625.8 million were first mortgage loans, $182.1 million were home equity loans, $85.9 million were commercial real estate loans, $76.5 million were consumer and interim financing loans, $52.4 million were multi-family loans and $36.9 million were commercial loans. For the nine-month period ended June 30, 2003, the Company purchased $451.1 million one- to four-family loans, as compared to $232.6 million for the same period in the prior year. The increase in loans purchased during the current year is primarily due to increased activity in the Company's mortgage banking operation in Illinois. For the nine-month period ended June 30, 2003, the Company sold $1.02 billion one- to four-family loans, as compared to $542.9 million for the same period in the prior year. During periods of declining or generally low interest rates, the Company originates more fixed rate loans, which are generally sold in the secondary market.

Mortgage-backed and related securities, including securities available for sale, decreased $79.6 million to $629.2 million at June 30, 2003 from $708.8 million at September 30, 2002. The decreases were due to accelerated repayments, scheduled maturities and sales during the period. The decrease in mortgage-backed securities was partially offset by purchases of $933.5 million during the nine-month period ended June 30, 2003. Debt and equity securities increased $48.2 million to $64.8 million at June 30, 2003 from $16.6 million at September 30, 2002. The increase was due to purchases of $93.6 million, partially offset by scheduled maturities of $14.9 million and sales of $30.5 million. The increase in the debt and equity securities portfolio during the nine-

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

month period ended June 30, 2003, was the result of the decline in the Company's loan portfolio. As noted above, depending on the growth in the loan portfolio, management anticipates balance sheet restructuring will continue to be an ongoing initiative of the Company in fiscal 2003.

Deposits decreased $59.5 million to $1.36 billion at June 30, 2003 from $1.42 billion at September 30, 2002. The decrease in deposits was due primarily to decreases of $93.5 million in certificates of deposit, partially offset by increases of $20.3 million in checking accounts, $11.0 million in money market demand account deposits and $2.7 million in passbook accounts. At June 30, 2003, the Company had approximately $91.2 million in brokered certificates of deposit compared with $191.4 million at September 30, 2002. The brokered deposits are generally for terms of three months to three years. As part of a continuing strategy, the Company continues to offer deposit products that compete more effectively with money market funds and other non-financial deposit products. Such accounts have generally changed the Company's traditional mix of deposit accounts to one that is more adjustable to current interest rates such as the money market demand account. This has resulted in passbook and certificate of deposit accounts representing a lower percentage of the Company's total deposit portfolio. The level of deposit flows during any given period is heavily influenced by factors such as the general level of interest rates as well as alternative yields that investors may obtain on competing instruments, such as money market mutual funds. The Company believes that the likelihood for retention of brokered certificates of deposit is more a function of the rate paid on such accounts, as compared to retail deposits which may be established due to branch location or other undefined reasons.

Advances and other borrowings increased by $25.7 million to $667.8 million at June 30, 2003 from $642.1 million at September 30, 2002. Short-term borrowings increased $54.2 million to $659.4 million at June 30, 2003, compared to $605.2 million at September 30, 2002. At June 30, 2003, $445.0 million of the short-term borrowings were callable Federal Home Loan Bank ("FHLB") advances with maturities from two years to eight years and are callable by the FHLB during the next fiscal year and quarterly thereafter. Long-term borrowings decreased $28.4 million to $8.4 million at June 30, 2003, compared to $36.8 million at September 30, 2002. At June 30, 2003, the Company had additional borrowing capacity of $280.8 million available from the FHLB.


RESULTS OF OPERATIONS

NET INCOME. Net income for the nine-month period ended June 30, 2003 was $18.9 million compared with $16.0 million for the nine-month period ended June 30, 2002. Net income for the three-month period ended June 30, 2003 was $6.5 million compared with $5.1 million for the three-month period ended June 30, 2002. Net income for the nine-and three-month periods ended June 30, 2003 increased due to an increase in other operating income, due primarily to increases in gains on sales of loans. Such increases were partially offset by charges of $3.9 million and $1.3 million, respectively, related to an impairment write-down of the Company's mortgage servicing rights. (For further information see footnote 14 in "Notes to Unaudited Consolidated Financial Statements" on page 18 and discussion of "Other Operating Income" on page 25).

The following table shows the return on average assets and return on average equity ratios for each period:

                                                    Nine-months ended                 Three-months ended
                                                        June 30,                           June 30,
                                                    -----------------                 ------------------
                                                     2003       2002                   2003        2002
                                                    ------     ------                 ------      ------
Return on average assets .................           1.13%      0.97%                  1.17%       0.91%

Return on average equity .................          13.55%     12.73%                 13.68%      11.86%


NET INTEREST INCOME. Net interest income before provision for loan losses decreased $5.0 million or 12.0% to $36.7 million for the nine-month period ended June 30, 2003 compared to $41.7 million for the same period in the prior year. Net interest income before provision for loan losses decreased $2.6 million or 18.3% to $11.8 million for the three-month period ended June 30, 2003 compared to $14.4 million for the same period in the prior year. The decrease in net interest income is a result of a decrease in the Company's net interest margin, partially offset by an increase in average earning assets. The net interest margin decreased to 2.32% and 2.24% for the nine and three-month periods ended June 30, 2003, respectively, compared with 2.69% and 2.75% for the same periods in the prior year. The low interest rate environment affects the Company's net interest margin as the yield on earning assets declines to reflect new rates. The cost of liabilities is no longer decreasing as rapidly as the decrease in the yield on earning assets because deposit rates are near their lowest level and have little room for further downward adjustment. The Company's interest rate

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

sensitivity as measured by it's one-year interest rate gap position is also positive, which implies an increase in net interest income in a rising rate environment or a decrease in net interest income in a falling rate environment.

Total interest income decreased $14.0 million or 15.1% to $79.3 million and $5.4 million or 17.8% to $25.2 million, respectively, for the nine-and three-month periods ended June 30, 2003 compared to $93.3 million and $30.6 million, respectively, for the same periods in the prior year. The decrease in interest income was primarily the result of decreases in interest on loans, mortgage-backed and related securities and debt and equity securities. The decrease in interest income on loans was the result of a decrease in the average yield on loans to 6.07% from 6.92% for the nine-month period ended June 30, 2003 and 2002, respectively, partially offset by an increase in the average balance of loans to $1.31 billion from $1.28 billion for the same period. The decrease in interest income on loans was the result of a decrease in the average yield on loans to 5.85% from 6.69% for the three-month period ended June 30, 2003 and 2002, respectively, partially offset by an increase in the average balance of loans to $1.30 billion from $1.29 billion for the same period.

The decrease in interest income on mortgage-backed and related securities was due to a decrease in the average balance of such securities to $660.3 million from $680.6 million for the nine-month periods ended June 30, 2003 and 2002, respectively, and a decrease in the average yield on such securities to 2.97% from 4.53% for the same periods. The decrease in interest income on mortgage-backed and related securities for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 was due to a decrease in the average balance of such securities to $627.1 million from $676.1 million, respectively, and a decrease in the average yield on such securities to 2.65% from 4.49% for the same periods. The decrease in interest on debt and equity securities was the result of a decrease in the average balance of such securities to $33.3 million from $41.1 million for the nine-month periods ended June 30, 2003 and 2002, respectively, and a decrease in the average yield on such securities to 2.76% from 4.44% for the same periods. The decrease in interest income on debt and equity securities for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 was due to a decrease in the average balance of such securities to $64.3 million from $67.0 million, and a decrease in the average yield on such securities to 2.65% from 4.49% for the same periods. The amortization of original purchase premium or discount is included as part of interest income on mortgage-backed and related securities. For the nine-and three-month periods ended June 30, 2003, such amortization reduced interest income by $6.3 million and $2.2 million, respectively, compared to $1.5 million and $573,000 for the nine-and three-month periods ended June 30, 2002. The increase in the amortization is due to the higher level of prepayments within the mortgage-backed and related securities portfolio caused by the generally lower level of interest rates. See "Financial Condition" for a further discussion of the Company's balance sheet restructuring activities.

Total interest expense decreased $9.1 million or 17.5% to $42.6 million for the nine-month period ended June 30, 2003, compared to $51.7 million for the nine-month period ended June 30, 2002. For the three-month period ended June 30, 2003, total interest expense decreased $2.8 million or 17.3% to $13.4 million compared to $16.2 million for the three-month period ended June 30, 2002. The decrease in interest expense was the result of decreases in the cost of deposits and advances and other borrowings, as well as decreases in the average balances of deposits. The average cost of deposits decreased to 2.09% and 1.94% for the nine-and three-month periods ended June 30, 2003, respectively, from 2.85% and 2.55% for the same periods in the prior year. The average balances of deposits decreased to $1.28 billion and $1.25 billion for the nine-and three-month periods ended June 30, 2003, respectively, as compared to $1.33 billion and $1.31 billion for the same periods in the prior year. See "Financial Condition" for a further discussion of the Company's deposit base. The average balance of advances and other borrowings increased to $655.3 million and $669.6 million for the nine-and three-month periods ended June 30, 2003, respectively, as compared to $593.2 million and $643.9 million for the same periods in the prior year. The average cost of advances and other borrowings decreased to 4.61% and 4.43% for the nine-and three-month periods ended June 30, 2003, respectively, from 5.22% and 4.95% for the same periods in the prior year. The decrease in the cost of borrowings is due to reverse repurchase agreements and Federal Funds purchased which have repriced to reflect the changes in rate levels associated with the respective borrowing rate indexes from the same period in the prior year.

The following table sets forth information regarding: (1) average assets and liabilities, (2) average yield on assets and average cost on liabilities, (3) net interest margin, (4) net interest rate spread, and (5) the ratio of earning assets to interest-bearing liabilities for the nine and three-month periods ended June 30, 2003 and 2002, respectively. Tax-exempt investments are not material and the tax-equivalent method of presentation is not included in the schedule.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued

                                                                   NINE-MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------------
                                                            2003                              2002
                                               -------------------------------------------------------------------
                                                                        AVERAGE                            AVERAGE
                                                AVERAGE                  YIELD/     AVERAGE                 YIELD/
                                                BALANCE      INTEREST    COST       BALANCE     INTEREST     COST
                                               -------------------------------------------------------------------
                                                                      (Dollars in thousands)
 ASSETS
 Federal funds sold and overnight deposits ..  $     2,374  $       20     1.13 %  $    2,799  $       38     1.82%
 Debt and equity securities .................       33,291         687     2.76        41,127       1,365     4.44
 Mortgage-backed and related securities......      660,311      14,675     2.97       680,577      23,075     4.53
 Loans:
   First mortgage ...........................      803,525      38,590     6.42       793,609      43,124     7.27
   Home equity ..............................      295,071      10,469     4.74       236,151      10,130     5.74
   Consumer .................................       87,767       5,205     7.93       102,176       6,349     8.31
   Commercial and agricultural ..............      127,048       5,381     5.66       149,412       6,724     6.02
                                               -----------------------             ----------------------
       Total loans ..........................    1,313,411      59,645     6.07     1,281,348      66,327     6.92
 Federal Home Loan Bank stock ...............      102,560       4,244     5.53        64,118       2,518     5.25
                                               -----------------------             ----------------------
       Total earning assets .................    2,111,947      79,271     5.02     2,069,969      93,323     6.03
                                                            ----------                         ----------
 Valuation allowances .......................      (12,341)                           (11,026)
 Cash and due from banks ....................       34,778                             32,761
 Other assets ...............................      105,342                            103,963
                                               -----------                         ----------
       Total assets .........................  $ 2,239,726                         $2,195,667
                                               ===========                         ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
   NOW accounts .............................  $    99,660         151     0.20    $   89,036         203     0.30
   Money market demand accounts .............      388,042       1,859     0.64       431,271       4,459     1.38
   Passbook .................................       97,564         354     0.49        89,677         535     0.80
   Certificates of deposit ..................      698,139      17,656     3.38       724,311      23,268     4.30
                                               -----------------------             ----------------------
Total interest-bearing deposits .............    1,283,405      20,020     2.09     1,334,295      28,465     2.85
Advances and other borrowings ...............      655,266      22,575     4.61       593,219      23,181     5.22
Advances from borrowers for taxes and
 insurance ..................................        5,628           5     0.12         5,859           8     0.18
                                               -----------------------             ----------------------
       Total interest-bearing liabilities ...    1,944,299      42,600     2.93     1,933,373      51,654     3.57
Non interest-bearing deposits ...............       97,048                             78,616
Other liabilities ...........................       11,977                             15,737
Shareholders' equity ........................      186,402                            167,941
                                               -----------                         ----------
Total liabilities and shareholders' equity ..  $ 2,239,726                         $2,195,667
                                               ===========                         ==========

Net interest income .........................               $   36,671                         $   41,669
                                                            ==========                         ==========

Net yield on interest-earning assets ........                              2.32                               2.69
Interest rate spread ........................                              2.09                               2.46
Ratio of earning assets to
 interest-bearing liabilities ...............                            108.62                             107.07

                                                                    THREE-MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------------
                                                              2003                              2002
                                               -------------------------------------------------------------------
                                                                        AVERAGE                            AVERAGE
                                                AVERAGE                  YIELD/     AVERAGE                 YIELD/
                                                BALANCE      INTEREST    COST       BALANCE     INTEREST     COST
                                               -------------------------------------------------------------------
                                                                       (Dollars in thousands)
  ASSETS
  Federal funds sold and overnight deposits .. $     1,660  $        5     1.21  % $      981   $       3     1.23%
  Debt and equity securities .................      64,321         401     2.50        66,967         734     4.40
  Mortgage-backed and related securities......     627,117       4,146     2.65       676,073       7,565     4.49
  Loans:
    First mortgage ...........................     783,915      12,090     6.19       790,725      13,973     7.09
    Home equity ..............................     305,427       3,533     4.64       250,487       3,293     5.27
    Consumer .................................      85,413       1,633     7.67        98,592       2,006     8.16
    Commercial and agricultural ..............     124,718       1,687     5.43       150,646       2,252     6.00
                                               -----------------------             ----------------------
        Total loans ..........................   1,299,473      18,943     5.85     1,290,450      21,524     6.69
  Federal Home Loan Bank stock ...............     110,102       1,701     6.20        64,958         810     5.00
                                               -----------------------             ----------------------
        Total earning assets .................   2,102,673      25,196     4.81     2,099,429      30,636     5.85
                                                            ----------                          ---------
  Valuation allowances .......................     (12,985)                           (13,060)
  Cash and due from banks ....................      35,122                             35,775
  Other assets ...............................     103,528                            106,001
                                               -----------                         ----------
        Total assets ......................... $ 2,228,338                         $2,228,145
                                               ===========                         ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing deposits:
    NOW accounts ............................. $   102,538          46     0.18    $   92,732          59     0.26
    Money market demand accounts .............     392,236         536     0.55       409,955       1,060     1.04
    Passbook .................................     102,846         116     0.45        93,047         146     0.63
    Certificates of deposit ..................     649,187       5,335     3.30       712,923       7,044     3.96
                                               -----------------------             ----------------------
 Total interest-bearing deposits .............   1,246,807       6,033     1.94     1,308,657       8,309     2.55
 Advances and other borrowings ...............     669,614       7,401     4.43       643,855       7,938     4.95
 Advances from borrowers for taxes and
  insurance ..................................       5,578           1     0.07         5,669           2     0.14
                                               -----------------------             ----------------------
        Total interest-bearing liabilities ...   1,921,999      13,435     2.80     1,958,181      16,249     3.33
 Non interest-bearing deposits ...............     103,718                             84,394
 Other liabilities ...........................      11,411                             14,309
 Shareholders' equity ........................     191,210                            171,261
                                               -----------                         ----------
 Total liabilities and shareholders' equity .. $ 2,228,338                         $2,228,145
                                               ===========                         ==========

 Net interest income .........................              $   11,761                          $  14,387
                                                            ==========                          =========

 Net yield on interest-earning assets ........                             2.24                               2.75
 Interest rate spread ........................                             2.00                               2.52
 Ratio of earning assets to
  interest-bearing liabilities ...............                           109.40                             107.21

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


PROVISION FOR LOAN LOSSES. The following table summarizes the allowance for loan losses for each period:

                                                  Nine-months ended                   Three-months ended
                                                       June 30,                            June 30,
                                              --------------------------          --------------------------
                                                2003              2002              2003              2002
                                              --------          --------          --------          --------
                                                                    (Dollars in thousands)
Beginning balance ....................        $ 14,212          $ 11,686          $ 14,265          $ 13,135
Provision for loan losses ............             637             2,733                84               913
Recoveries ...........................              41               102                 8                 6
Charge-offs ..........................            (718)             (616)             (185)             (149)
                                              --------          --------          --------          --------
Ending balance .......................        $ 14,172          $ 13,905          $ 14,172          $ 13,905
                                              ========          ========          ========          ========

Ratio of allowance for loan losses to
     gross loans receivable at the end
     of the period ...................            1.04%             1.02%             1.04%             1.02%

Ratio of allowance for loan losses to
     total non-performing loans at the
     end of the period ...............          423.17%           447.25%           423.17%           447.25%

Ratio of net charge-offs to average
     gross loans (annualized) ........            0.07%             0.05%             0.05%             0.04%

The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan loss experience and other factors, which in management's judgment, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties which collateralize loans. With respect to loans that are deemed impaired, the calculation of allowance for loan losses is based upon the discounted present value of expected cash flows received from the debtor or other measures of market prices or collateral values.

In general, the level of the allowance for loan losses and changes during each fiscal year is a function of several factors, including but not limited to changes in the loan portfolio, net charge-offs and non-performing loans. Gross loans receivable were $1.36 billion for both of the periods ended June 30, 2003 and 2002, respectively. Net charge-offs for the nine and three-month periods ended June 30, 2003 were $677,000 and $177,000, respectively, compared to $514,000 and $143,000 for the nine and three-month periods ended June 30, 2002. Non-performing loans increased to $3.3 million or 0.25% of gross loans at June 30, 2003 compared to $2.2 million or 0.16% of gross loans at September 30, 2002. For the nine and three-month periods ended June 30, 2003, the provision for loan losses was $637,000 and $84,000, respectively, compared to $2.7 million and $913,000, respectively, for the same periods in the prior year.

Management believes that the allowance for loan losses at June 30, 2003 is adequate to absorb probable losses inherent in the portfolio. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting the borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of factors discussed herein.

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued


OTHER OPERATING INCOME. Other operating income increased by $10.9 million to $29.9 million and by $5.8 million to $11.1 million for the nine and three-month periods ended June 30, 2003, compared to the same periods in the prior year. The following table shows the percentage of other operating income to average assets for each period:

                                                      Nine-months ended                  Three-months ended
                                                          June 30,                            June 30,
                                                 ----------------------------        ---------------------------
                                                    2003              2002             2003              2002
                                                 ---------         ----------        ---------        ----------
                                                                      (Dollars in thousands)
 Other operating income....................      $  29,914         $  19,028         $  11,059        $   5,285

 Percent of average assets (annualized)....          1.79%             1.16%             1.99%            0.95%

The results for the nine-and three-month periods ended June 30, 2003 include charges of $3.9 million and $1.3 million, respectively, related to an impairment write-down of the Company's mortgage servicing rights, compared with $900,000 for the nine-and three-month periods ended June 30, 2002. The impairment write-down is recorded as a valuation reserve at June 30, 2003 and 2002. The Company's mortgage servicing rights are accounted for at the lower of book or market value. As part of the calculation of the market value of mortgage servicing rights, the Company calculates the present value of the future stream of servicing fee income expected to be received from its mortgage loan servicing portfolio, relying in part on median loan prepayment speeds as forecast by the major mortgage dealers. These mortgage dealer forecasts utilize a number of assumptions, including an assumption as to the future direction of interest rates. During the nine-and three-month periods ended June 30, 2003, the forecasted prepayment speeds have increased significantly as compared to the previous period (reflecting forecasts for continued low interest rates and a correspondingly high level of mortgage repayments and refinancings) and resulted in the impairment write-downs. The Company services $869.3 million in mortgage loans for others, with those servicing rights valued, net of valuation allowances of $7.0 million, at $6.4 million as of June 30, 2003.

Other than the aforementioned impairment on mortgage servicing rights, the increase for the nine-and three-month periods ended June 30, 2003 was due primarily to gains on the sale of loans, loan-related fees and depository fees and service charges. Gains on the sale of mortgage loans increased to $16.4 million and $5.9 million for the nine-and three-month periods ended June 30, 2003, respectively, compared to gains of $7.6 million and $2.3 million for the same periods in the prior year. The Company's volume of mortgage loan sales were $1.02 billion and $349.5 million for the nine and three-month periods ended June 30, 2003, respectively, compared to $542.9 million and $148.7 million for the same periods in the prior year. The level of loan sale activity is highly dependent on the interest rate environment and on the types of mortgage loans originated. In the recent low interest rate environment, customers are more likely to select or refinance into fixed-rate mortgages, which the Company then generally sells in the secondary market. Loan servicing and loan related fees increased to $4.9 million and $1.6 million for the nine-and three-month periods ended June 30, 2003, respectively, compared to $3.0 million and $849,000 for the nine-and three-month periods ended June 30, 2002, respectively. The increase in other loan-related fees included higher levels of a variety of fees including servicing revenues on loans sold, prepayment penalties, loan modification fees and other loan origination fees, which were also attributable to increased loan activity in the recent low interest rate environment. Depository fees and service charges increased to $5.5 million and $2.3 million for the nine-and three-month periods ended June 30, 2003, respectively, compared to $4.2 million and $1.4 million for the nine-and three-month periods ended June 30, 2002, respectively. The Company continues to experience increases in its retail deposit base, particularly in checking accounts, and the related fee income generated.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $3.4 million or 9.6% to $39.3 million and increased $1.4 million or 12.0% to $13.3 million for the nine and three-month periods ended June 30, 2003, compared to the same periods in the prior year. The following table shows the percentage of general and administrative expenses to average assets for each period:

                                                      Nine-months ended                  Three-months ended
                                                           June 30,                           June 30,
                                                 ----------------------------        ---------------------------
                                                   2003               2002             2003              2002
                                                 ---------         ----------        ---------        ----------
                                                                    (Dollars in thousands)
 General and administrative expenses.......      $  39,248         $  35,822         $ 13,337          $ 11,912

 Percent of average assets (annualized)....          2.34%             2.18%            2.40%             2.14%

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



The increase is primarily due to additional levels of compensation, including increased commissions and incentive pay related to the Company's increased loan origination activity, higher benefit costs and normal merit pay increases at the start of the Company's fiscal year. Including commissions and salaries, mortgage loan related compensation increased by approximately $1.7 million and $591,000 for the nine-and three-month periods ended June 30, 2003, respectively, compared to the prior year. These increases were comprised primarily of commission compensation and additional salary and benefit compensation, which were directly related to the extremely high level of mortgage activity fostered by the low interest rate environment. In addition, expenses related to the pending merger with MAF Bancorp, Inc. were $456,000 and $353,000 for the nine-and three-month periods ended June 30, 2003.

INCOME TAX EXPENSE. Income tax expense increased to $7.8 million and $2.9 million for the nine and three-month periods ended June 30, 2003, compared to $6.2 million and $1.8 million for the same periods in the prior year. The effective tax rates for the nine and three-month periods ended June 30, 2003 were 29.25% and 30.62%, respectively, compared with 27.81% and 26.04% for the nine and three-month periods ended June 30, 2002. The changes in the effective tax rate is primarily due to the increased amount of income, partially offset by increases in affordable housing credits during the nine and three-month periods ended June 30, 2003. The income tax credits received on the Company's affordable housing investments were $2.3 million and $758,000 for the nine and three-month periods ended June 30, 2003, respectively, compared with $2.0 million and $652,000 for the same periods in the prior year. At June 30, 2003 the Company had investments in 14 affordable housing projects compared to investments in 12 projects at June 30, 2002.

ASSET QUALITY

Total non-performing assets were $4.2 million, or 0.19% of total assets at June 30, 2003, compared with $4.1 million, or 0.18% of total assets at September 30, 2002. Non-performing assets include loans which have been placed on nonaccrual status and property upon which a judgment of foreclosure has been entered but prior to the foreclosure sale, as well as property acquired as a result of foreclosure.

Non-performing assets are summarized as follows:

                                                June 30,        September 30,
                                                  2003              2002
                                               ----------       -------------
                                                   (Dollars in thousands)
Non-performing loans ..................        $    3,349         $    2,209
Foreclosed properties .................               847              1,908
                                               ----------         ----------
Non-performing assets .................        $    4,196         $    4,117
                                               ==========         ==========

Performing troubled debt restructurings ...    $    1,044         $    2,440

Non-performing loans to gross loans .......          0.25%              0.16%

Non-performing assets to total assets .....          0.19%              0.18%


Except as disclosed above, there are no material loans about which management is aware that there exists serious doubts as to the ability of the borrower to comply with the loan terms.

Impaired loans totaled $3.5 million at June 30, 2003 compared to $2.0 million at September 30, 2002. These loans had associated impairment reserves of $346,000 and $696,000 at June 30, 2003 and September 30, 2002, respectively. For the nine-month period ended June 30, 2003, the average balance of impaired loans was $3.2 million compared to $9.2 million for the nine-month period ended June 30, 2002 and $6.3 million for the year ended September 30, 2002. Interest income on impaired loans for the nine-month periods ended June 30, 2003 and 2002 was $147,000 and $208,000, respectively.

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

                 ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



At June 30, 2003, the Company's estimated cumulative one-year gap between assets and liabilities was a positive 2.66% of total assets. The Company's three-year cumulative gap as of June 30, 2003 was a positive 0.21% of total assets. A positive gap occurs when a greater dollar amount of interest-earning assets are repricing or maturing than interest-bearing liabilities. The change in the Company's gap position is due to the decline in interest rates during fiscal 2002 and 2003. As interest rates declined, the terms of the Company's assets shortened as prepayments of the Company's mortgage-related assets increased and the terms of the liabilities lengthened as consumers invested in longer term certificates of deposit and the Company issued longer term brokered certificates of deposit.

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

The Company's interest rate risk position, as defined by gap, is dynamic as interest rates change. While static gap analysis may be a useful measure of determining short-term risk to future net income under certain circumstances, it does not measure the sensitivity of the market value of assets and liabilities to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and makes no assumptions about changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in the market interest rate environment. In the event market interest rates increase significantly from the current rates at June 30, 2003, the Company expects that its one-year positive gap would become negative due to the anticipated shortening of the terms of the Company's fixed rate callable FHLB advances becoming callable. In addition, prepayments of the Company's mortgage-related assets will slow causing a lengthening in the terms of these assets.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



The following table summarizes the Company's gap position as of June 30, 2003.

                                                                         More than       More than
                                            Within         Four to        One Year         Three
                                            Three          Twelve         to Three        Years to       Over Five
                                            Months         Months          Years         Five Years        Years          Total
                                          ----------     ----------      ----------      ----------      ----------     ----------
                                                                              (Dollars in thousands)
INTEREST-EARNING ASSETS: (1)
Loans: (2)
     Residential .....................    $   20,519     $   43,024      $   52,805      $   15,271      $   38,216     $  169,835
     Commercial ......................       149,236        150,005         225,311          60,812          65,867        651,231
     Consumer ........................       313,029         24,966          21,753          20,006          14,443        394,197
Mortgage-backed and related
securities............................         9,180         18,637          39,640          17,745           6,034         91,236

Assets available for sale:
     Mortgage loans ..................        83,139              -               -               -               -         83,139
     Fixed rate mortgage related .....        48,535         61,893         124,180          51,040          22,575        308,223
     Variable rate mortgage related ..         6,363         41,415          31,595          23,331         127,007        229,711
     Investment securities ...........        15,551         34,246          15,000               -               -         64,797
Other assets .........................       113,105              -               -               -               -        113,105
                                          ----------     ----------      ----------      ----------      ----------     ----------
     Total ...........................    $  758,657     $  374,186      $  510,284      $  188,205      $  274,142     $2,105,474
                                          ==========     ==========      ==========      ==========      ==========     ==========

INTEREST-BEARING LIABILITIES:
Deposits: (3)
     NOW accounts ....................    $    9,213     $   25,055      $   37,379      $   16,779      $   13,668     $  102,094
     Passbook savings accounts .......         3,495         10,486          20,704          14,682          54,554        103,921
     Money market deposit accounts ...        95,654        283,561           3,343           1,203             676        384,437
     Certificates of deposit .........        97,371        333,763         175,587          34,797             155        641,673
Borrowings (4) .......................       184,697         29,680         328,390         125,000               -        667,767
                                          ----------     ----------      ----------      ----------      ----------     ----------
     Total ...........................    $  390,430     $  682,545      $  565,403      $  192,461      $   69,053     $1,899,892
                                          ==========     ==========      ==========      ==========      ==========     ==========

Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities .........    $  368,227     $ (308,359)     $  (55,119)     $   (4,256)     $  205,089     $  205,582
                                          ==========     ==========      ==========      ==========      ==========     ==========

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities .........    $  368,227     $   59,868      $    4,749      $      493      $  205,582
                                          ==========     ==========      ==========      ==========      ==========

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities as a
percent of total assets ..............         16.33%          2.66%           0.21%           0.02%           9.12%
                                          ==========     ==========      ==========      ==========      ==========

-------------------

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

(2) Balances have been reduced for undisbursed loan proceeds, unearned insurance premiums, deferred loan fees, purchased loan discounts and allowances for loan losses, which aggregated $58.9 million at June 30, 2003.

(3) Although the Company's negotiable order of withdrawal ("NOW") accounts, passbook savings accounts and money market deposit accounts generally are subject to immediate withdrawal, management considers a certain portion of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts, passbook savings accounts and money market deposit accounts are assumed to be withdrawn at annual rates of 33%, 14% and 99%, respectively, of the declining balance of such accounts during the period shown. The withdrawal rates used are higher than the Company's historical rates, but are considered by management to be more indicative of expected withdrawal rates in a rising interest rate environment. If all the Company's NOW accounts, passbook savings accounts and money market deposit accounts had been assumed to be repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $103,000 or 4.6% of total assets.

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

The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.


LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents totaled $44.2 million and $45.8 million as of June 30, 2003 and September 30, 2002, respectively.

The Company's primary sources of funds are deposits, including brokered certificates of deposit, borrowings from the FHLB and proceeds from principal and interest payments on loans and mortgage-backed and related securities. Although maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, prepayments on mortgage loans and mortgage-backed and related securities are influenced significantly by general interest rates, economic conditions and competition. Additionally, the Bank is limited by the FHLB to borrowing up to 35% of its assets. At June 30, 2003, the Company had additional borrowing capacity of $280.8 million available from the FHLB.

The Company owns FHLB stock valued at $110.9 million and $90.8 million as of June 30, 2003 and September 30, 2002, respectively. The Bank is required to own $25.4 million of FHLB stock as of June 30 2003, therefore, the remainder of the stock is held for investment purposes and is considered to be a liquid asset.

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

The Company is in the midst of a share repurchase program where it may purchase up to 460,000 shares, or approximately five percent, of its common stock in the open market. As of June 30, 2003, the Company had purchased 70,300 shares under the current authorization at an average price of $20.78 per share. The Company may purchase an additional 389,700 shares under the current authorization. The Company's share repurchase program is funded through dividends received from the Bank and the Company's line of credit. Due to the Company's access to liquidity, shares repurchased have a minimal effect on the Company's liquidity.

At June 30, 2003, the Company had outstanding loan commitments including lines of credit of $451.4 million compared to $451.1 million at September 30, 2002. The Company had no commitments to purchase loans outstanding at either of these dates. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit, including brokered certificates, which are scheduled to mature in one year or less at June 30, 2003 were $431.1 million compared to $414.1 million at September 30, 2002. Management believes that a significant portion of such deposits will remain with the Company.

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

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued



The following table summarizes significant contractual obligations and other commitments at June 30, 2003.

                                                               Short and
                             Certificates of     Long Term     Operating
Years Ended June 30,             Deposit       Borrowings (1)    Leases        Total
                             ---------------   --------------  ----------    ----------
                                                     (In thousands)
2004 .......................    $  431,134       $  214,377    $    1,273    $  646,784
2005 .......................       117,806          186,250           650       304,706
2006 .......................        57,781          142,140           581       200,502
2007 .......................        10,109           25,000           581        35,690
2008 .......................        24,689          100,000           581       125,270
2009 and thereafter ........           154                -         8,751         8,905
                                ----------       ----------    ----------    ----------
Total ......................    $  641,673       $  667,767    $   12,417    $1,321,857
                                ==========       ==========    ==========    ==========

                                                                             ----------
Commitments to extend credit                                                 $  451,443
                                                                             ==========

(1) Fixed-rate callable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Short- and long-term borrowings include fixed rate callable advances of $180 million maturing in 2005, $140 million maturing in 2006, $25 million maturing in 2007 and $100 million maturing in 2008.

Under federal and state laws and regulations, the Company and its wholly owned subsidiary are required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of shareholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations.

The Bank is required to follow Office of Thrift Supervision ("OTS") capital regulations which require savings institutions to meet two capital standards:
(i) "tier 1 core capital" in an amount not less than 4% of adjusted total assets and (ii) "risk-based capital" of at least 8% of risk-weighted assets.

The following table summarizes the Bank's capital ratios at the dates indicated:

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                      For Capital            Prompt Corrective
                                              Actual               Adequacy Purposes         Action Provisions
                                      ----------------------   -----------------------  ------------------------
                                        Amount       Ratio        Amount       Ratio       Amount         Ratio
                                      ----------    --------   -----------   ---------  ------------    --------
                                                                 (Dollars in thousands)
As of June 30, 2003:

Tangible capital..............        $ 181,080       8.09%    => $ 89,585     =>4.0%   => $ 111,981    =>  5.0%
Core capital .................          181,080       8.09%    =>   89,585     =>4.0%   =>   111,981    =>  5.0%
Tier 1 risk-based capital.....          181,080      11.08%    =>   65,400     =>4.0%   =>    98,100    =>  6.0%
Risk-based capital............          194,915      11.92%    =>  130,800     =>8.0%   =>   163,500    => 10.0%

As of September 30, 2002:

Tangible capital..............        $ 175,889       7.57%    => $ 92,971     =>4.0%   => $ 116,214    =>  5.0%
Core capital .................          175,889       7.57%    =>   92,971     =>4.0%   =>   116,214    =>  5.0%
Tier 1 risk-based capital.....          175,889      10.56%    =>   66,646     =>4.0%   =>    99,968    =>  6.0%
Risk-based capital............          189,793      11.39%    =>  133,291     =>8.0%   =>   166,614    => 10.0%

The capital of the Company and the Bank exceed all regulatory capital requirements.

               ST. FRANCIS CAPITAL CORPORATION AND SUBSIDIARY
             Item 2: Management's Discussion and Analysis, continued




The following table sets forth the amounts of estimated cash flows for the various interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003.

                                                            More than                   More than              More than
                                    Within                  One Year                    Two Years             Three Years
                                   One Year                to Two Years               to Three Years         To Four Years
                           ---------------------------------------------------------------------------------------------------
Interest earning assets                                                 (Dollars in millions)
 Loans:
    Residential ..........  $    1.9       7.71%      $    1.1        6.36%        $    0.4      7.61%    $    0.9      7.49%
    Commercial ...........      83.7       4.76%          33.4        5.85%            63.2      5.78%        67.7      5.46%
    Consumer .............      48.3       5.27%          39.5        4.85%           137.0      4.88%       129.9      4.89%

Mortgage-backed
 securities:
    Fixed rate ...........     140.7       3.01%          80.7        3.01%            80.7      3.01%        34.6      3.01%
    Adjustable rate ......      47.8       3.49%          15.8        3.49%            15.8      3.49%        11.7      3.49%

Debt and equity
 securities ..............      49.8       3.00%          15.0        2.07%               -         -            -         -

Other ....................     113.1       6.40%             -           -                -         -            -         -
                            --------                  --------                     --------               --------
Total interest earning
 assets ..................  $  485.3       4.39%      $  185.5        3.90%        $  297.1      4.49%    $  244.8      4.73%
                            ========                  ========                     ========               ========


Interest bearing
 liabilities

Deposits:
    NOW accounts .........  $   34.3       0.15%      $   18.7        0.15%        $   18.7      0.15%    $    8.4      0.15%
    Passbooks ............      14.0       0.25%          10.4        0.25%            10.3      0.25%         7.3      0.25%
    Money market .........     379.2       0.63%           1.7        0.63%             1.7      0.63%         0.6      0.63%
    Certificates .........     431.1       2.94%         117.8        3.46%            57.8      4.10%        10.1      4.16%

Borrowings
    Fixed rate ...........      62.5       3.53%         210.0        5.85%           110.0      5.29%        25.0      5.02%
    Adjustable rate ......     160.3       1.18%             -           -                -         -            -         -
                            --------                  --------                     --------               --------
Total interest bearing
 liabilities .............  $1,081.4       1.78%      $  358.6        4.58%        $  198.5      4.16%    $   51.4      3.33%
                            ========                  ========                     ========               ========

                                     More than                                                        Fair
                                     Four Years               Over                                    Market
                                   to Five Years           Five Years                 Total           Value
                                 -----------------------------------------------------------------------------
Interest earning assets                                        (Dollars in millions)
 Loans:
    Residential ..............   $    6.7     7.02%    $  242.0     5.86%     $  253.0      5.92%    $  259.6
    Commercial ...............      215.4     6.26%       187.8     6.41%        651.2      5.96%       668.8
    Consumer .................       14.7     7.79%        24.7     8.21%        394.1      5.25%       401.4

Mortgage-backed securities:
    Fixed rate ...............       34.6     3.01%        28.2     3.01%        399.5      3.01%       400.2
    Adjustable rate ..........       11.7     3.49%       127.0     3.49%        229.8      3.49%       229.7

Debt and equity
 securities ..................          -        -            -        -          64.8      2.78%        64.8

Other ........................          -        -            -        -         113.1      6.40%       113.1
                                 --------              --------               --------               --------
Total interest earning
 assets ......................   $  283.1     5.85%    $  609.7     5.50%     $2,105.5      4.92%    $2,137.6
                                 ========              ========               ========               ========


Interest bearing liabilities

Deposits:
    NOW accounts .............   $    8.4     0.15%    $   13.6     0.15%     $  102.1      0.15%    $  100.0
    Passbooks ................        7.3     0.25%        54.6     0.25%        103.9      0.25%       100.4
    Money market .............        0.6     0.63%         0.6     0.63%        384.4      0.63%       384.2
    Certificates .............       24.7     4.15%         0.2     8.45%        641.7      3.21%       656.5

Borrowings
    Fixed rate ...............      100.0     5.68%           -        -         507.5      5.37%       561.8
    Adjustable rate ..........          -        -            -        -         160.3      1.18%       160.3
                                 --------              --------               --------               --------
Total interest bearing
 liabilities .................   $  141.0     4.78%    $   69.0     0.26%     $1,899.9      2.77%    $1,963.2
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

ITEM 4.  CONTROLS AND PROCEDURES

         The company's senior management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the disclosure controls and procedures were
         (1) designed to ensure that material information relating to the Company, including the Bank and the Bank's wholly owned subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On July 25, 2003, the Company announced the declaration of a dividend of $0.20 per share on the Company's common stock for the quarter ended June 30, 2003. The dividend is payable on August 20, 2003 to shareholders of record as of August 11, 2003. This will be the 32nd consecutive cash dividend payment since the Company became publicly-held in June 1993.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                 3.1       Articles of Incorporation of Registrant (1)
                 3.2       Amended By-laws of Registrant (2)
                 3.3       Stock Charter of St. Francis Bank, F.S.B. (1)
                 3.4       By-laws of St. Francis Bank, F.S.B. (1)
                 3.5 Articles of Amendment to the Articles of Incorporation of Registrant (3)
                 4.0 Shareholders' Rights Agreement dated as of September 25, 1997 between Registrant and Firstar Trust Company
                           (4)
                10.1       St. Francis Bank, F.S.B. Money Purchase Pension Plan
                           (1)
                10.2       St. Francis Bank, F.S.B. 401(k) Savings Plan (1)
                10.3       St. Francis Bank, F.S.B. Employee Stock Ownership
                           Plan (1)
                10.4 Credit Agreement by and between St. Francis Bank, F.S.B. Employee Stock Ownership Trust and Registrant
                           (1)
                10.5 St. Francis Bank, F.S.B. Management Recognition and Retention Plan and Trust (1)
                10.6 St. Francis Capital Corporation 1993 Incentive Stock Option Plan (1)
                10.7       St. Francis Capital Corporation 1993 Stock Option
                           Plan for Outside Directors (1)
                10.8       1986 Deferred Compensation Agreement as
                           Amended-Thomas R. Perz (4)
                10.9       1987 Deferred Compensation Agreement-Thomas R. Perz
                           (1)
                10.10      1988 Deferred Compensation Agreement-Edward W.
                           Mentzer (1)
                10.11 2000 St. Francis Bank, FSB Employment Agreement-Thomas R. Perz (5)
                10.12 2000 St. Francis Capital Corporation Employment Agreement-Thomas R. Perz (5)
                10.13      1996 Amended Employment Agreement-James C. Hazzard
                           (5)
                10.14      1997 Amended Employment Agreement-Bradley J. Smith
                           (5)
                10.15      1998 Amended Employment Agreement-Jon D. Sorenson (5)
                10.16      1998 Amended Employment Agreement-James S. Eckel (5)
                10.17      St. Francis Capital Corporation 1997 Stock Option
                           Plan (3)
                10.18      Split Dollar Life Insurance Agreement-Thomas R. Perz
                           (3)
                10.19 Merger agreement dated as of May 21, 2003 by and between St. Francis Capital Corp. and MAF Bancorp, Inc. (6)
                11.1 Statement Regarding Computation of Earnings Per Share (See footnote 8 in "Notes to Unaudited Consolidated Financial Statements") (7)
                31.1       Certification of Chief Executive Officer (7)
                31.2       Certification of Chief Financial Officer (7)
                32.1 Certification of Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
                32.2 Certification of Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)


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

                 (6) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 21, 2003.

                 (7)  Filed herewith.


              (b) Form 8-K:

                  On May 21, 2003, the Company filed a Current Report on Form 8-K to announce that MAF Bancorp, Inc. has agreed to acquire St. Francis Capital Corporation in an all-stock transaction with a fixed exchange ratio.

                  On July 25, 2003, the Company filed a Current Report on Form 8-K to announce its second quarter earnings and quarterly dividend.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ST. FRANCIS CAPITAL CORPORATION




Dated:  August 14, 2003              By:  /s/ Jon D. Sorenson
       -----------------                ----------------------------------------
                                          Jon D. Sorenson
                                          Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NUMBER                          DESCRIPTION


 3.1              Articles of Incorporation of Registrant (1)
 3.2              Amended By-laws of Registrant (2)
 3.3              Stock Charter of St. Francis Bank, F.S.B. (1)
 3.4              By-laws of St. Francis Bank, F.S.B. (1)
 3.5              Articles of Amendment to the Articles of Incorporation of
                  Registrant (3)
 4.0 Shareholders' Rights Agreement dated as of September 25, 1997 between Registrant and Firstar Trust Company (4)
10.1              St. Francis Bank, F.S.B. Money Purchase Pension Plan (1)
10.2              St. Francis Bank, F.S.B. 401(k) Savings Plan (1)
10.3              St. Francis Bank, F.S.B. Employee Stock Ownership Plan (1)
10.4              Credit Agreement by and between St. Francis Bank, F.S.B.
                  Employee Stock Ownership Trust and Registrant (1)
10.5 St. Francis Bank, F.S.B. Management Recognition and Retention Plan and Trust (1)
10.6              St. Francis Capital Corporation 1993 Incentive Stock Option
                  Plan (1)
10.7 St. Francis Capital Corporation 1993 Stock Option Plan for Outside Directors (1)
10.8              1986 Deferred Compensation Agreement as Amended-Thomas R. Perz
                  (4)
10.9              1987 Deferred Compensation Agreement-Thomas R. Perz (1)
10.10             1988 Deferred Compensation Agreement-Edward W. Mentzer (1)
10.11             2000 St. Francis Bank, FSB Employment Agreement-Thomas R. Perz
                  (5)
10.12             2000 St. Francis Capital Corporation Employment
                  Agreement-Thomas R. Perz (5)
10.13             1996 Amended Employment Agreement-James C. Hazzard (5)
10.14             1997 Amended Employment Agreement-Bradley J. Smith (5)
10.15             1998 Amended Employment Agreement-Jon D. Sorenson (5)
10.16             1998 Amended Employment Agreement-James S. Eckel (5)
10.17             St. Francis Capital Corporation 1997 Stock Option Plan (3)
10.18             Split Dollar Life Insurance Agreement-Thomas R. Perz (3)
10.19             Merger agreement dated as of May 21, 2003 by and between St.
                  Francis Capital Corp. and MAF Bancorp, Inc. (6)
11.1 Statement Regarding Computation of Earnings Per Share (See footnote 8 in "Notes to Unaudited Consolidated Financial Statements") (7)
31.1              Certification of Chief Executive Officer (7)
31.2              Certification of Chief Financial Officer (7)
32.1 Certification of Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2 Certification of Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1) Incorporated by reference to exhibits filed with the Registrant's Form S-1 Registration Statement declared effective on April 22, 1993. (Registration Number 33-58680).
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(6) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 21, 2003.
(7)  Filed herewith.